Form 10QSB/A
period 1995-12-31
MEDICAL TECHNOLOGY & INNOVATIONS INC /FL/
filed 1996-07-08
CIK 847464

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)   OF THE
SECURITIES EXCHANGE OF 1934

For the quarterly period ended December 31, 1995

or

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number: 33-27610-A

                    MEDICAL TECHNOLOGY AND INNOVATIONS, INC.
             (Exact name of registrant as specified in this charter)


       FLORIDA                                          65-0278549
(State or other jurisdiction                            (IRS Employer
    of incorporation)                                   Identification No.)


                       3125 NOLT ROAD, LANCASTER, PA 17601
                    (Address of principal executive offices)

        Registrant's telephone number, including area code (717)892-6770


         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No_____

         As of March 1, 1996, there were 11,378,874 shares of the Issuer's Common Stock, $.001 par value, outstanding.

                                     PART I
                              FINANCIAL INFORMATION

Item 1.           Financial Statements.

         See attached financial statements of the Issuer.

Item 2.           Management's Discussion and Analysis or Plan of Operation.

         GENERAL

          In August 1995, the Company acquired Medical Technology , Inc., an Iowa corporation, in what is generally known as a reverse merger. Thereafter, the Company changed its name to Medical Technology and Innovations, Inc. All operations and revenues are generated through the operation of the subsidiary. After the merger, the Company raised approximately $1,000,000 in a private offering pursuant to Rule 504 of Regulation D as promulgated under the Securities Act of 1993. At the present time, the Company is contemplating an offering pursuant to Rule 505 and if that offering is successful, the capital raised from the offering will go mainly to satisfy many of the Company's prior debts which arose in the State of Iowa. There is no assurance that the Company will be successful in raising this additional capital.

         For the six months ending December 31, 1995, the Company had gross revenues of approximately $270,000 and a gross profit on sales of approximately $103,000. However, the Company's operating expenses totaled approximately $500,000 which left the Company with an operating loss of approximately $390,000.

         With the new infusion of capital, the Company has been able to relocate to Lancaster, Pennsylvania and it is in the process of increasing its marketing staff. In the next 12 months, the Company plans on expanding its marketing efforts with the goal to increase the sales and awareness of its product, the MT Photoscreener. With increased sales, the Company anticipates that it will be able to increase its revenues and thus either lower its operating loss or eliminate the loss. There is no guaranty, however, that the Company will be successful in this plan or that it will be able to eliminate its losses. The Company believes that with its capital and revenues, it has sufficient funds to operate during the next year.


         DEFAULTS OF CERTAIN LOANS.

         The Company is currently in default in the payment of both principal and interest in several of its governmental and quasi-governmental loans which it received fro various entities in the State of Iowa. These loans include $70,000 due the Iowa Department of Economic Development, $400,0000 due the Iowa Seed Capital Corporation, $70,000 due the National Bank of Waterloo, $65,000 due the city of Cedar Falls, Iowa, $65,000 due Blackhawk County, Iowa. And $5,000 due the Waterloo Industrial Development Association. Management has had discussions will all of these creditors and believes that it has reached a settlement with all of them. In order to complete the settlements, it will be necessary for the Company to complete its contemplated Rule 505 offering. If, however, the Company is unable to raise these funds or additional capital from other sources, these defaults will have a material adverse effect on the operations of the Company.

Item 6. Exhibits.

         (a)

                  3. Issuer's Articles of Incorporation and By-Laws are incorporated herein by reference to Form S-18 Registration Statement under the Securities Act of 1933 filed with the Commission on the 17th day of March, 1989, file number 33-27610-A

                  21.      Subsidiaries of Issuer:

                  Medical Technology, Inc., an Iowa corporation


         (b)      Reports of Form 8-k.

                  1.       8-K dated August 21, 1995*

                  2.       8-K dated October 17, 1995.*

*Previously filed.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    MEDICAL TECHNOLOGY AND INNOVATIONS, INC.





                                    By:        JEREMEY FEAKINS
                                       ------------------------------
                                            Jeremy Feakins, President



Dated: July 3, 1996

                     Medical Technology & Innovations, Inc.
                      (A Development Stage Company)
                       Consolidated Balance Sheet
                            December 31, 1995
                                Unaudited

                                 Assets

         Current Assets:
            Cash                                       $462,439
            Accounts Receivable                          83,989
            Inventory                                    75,017
            Prepaid Expenses                            170,831
                                                        -------
            Total Current Assets                        792,276

         Fixed Assets:
            Property & Equipment                        203,689
            Less: Accumulated Depreciation             (110,338)
                                                        -------
            Fixed Assets, net                            93,351

         Other Assets:
            Intangible and Other Assets                 752,041
                                                        -------
            Other Assets, net                           752,041

         Total Assets                                $1,637,668
                                                     ==========

                     Liabilities and Stockholder's Equity

         Current Liabilities
            Accounts Payable                           $225,261
            Accrued Liabilities                         231,868
            Current Maturities of Long-term Debt        170,000
                                                        -------
            Total Current Liabilities                   627,129

            Long-term Debt                            1,197,860
                                                      ---------
         Total Liabilities                            1,824,989

         Stockholder's Equity
            Common Stock                              3,210,639
            Preferred Stock                             100,000
            (Deficit) accumulated during the
              development stage                      (3,497,960)
                                                      ---------
            Total Stockholder's Equity                 (187,321)

         Total Liabilities and Stockholder's Equity  $1,637,668
                                                     ==========

                     Medical Technology & Innovations, Inc.
                      (A Development Stage Company)
                      Consolidated Income Statement
                     For the Period Ended December 31, 1995
                                Unaudited

         Revenues                                      $270,863
         Cost of Goods Sold                             278,520
                                                        -------
            Gross Profit                                 (7,657)

         Operating Expenses:
            Advertising                                  62,379
            Wages                                       110,352
            Leases                                       20,059
            Royalties                                    20,720
            Interest                                     55,903
            Depreciation                                 11,694
            General and Administrative                  305,433
                                                        -------
            Total Operating Expenses                    586,540
         Net Loss                                     ($594,197)
                                                       ========