Form 10QSB/A
period 1996-03-31
MEDICAL TECHNOLOGY & INNOVATIONS INC /FL/
filed 1996-09-19
CIK 847464

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

         GENERAL


         For the nine months ending March 31, 1996, the Company had gross revenues of approximately $460,000 and a gross profit on sales of approximately $100,000. However, the Company's operating expenses totaled approximately $1,025,000 which left the Company with an operating loss of approximately $925,000.


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



Dated: September 17, 1996

                     Medical Technology & Innovations, Inc.
                          (A Development Stage Company)
                           Consolidated Balance Sheets
                        March 31, 1996 and June 30, 1995
                                   Unaudited

                                                    March 31,  June 30,
                                 Assets               1996       1995
                                 ------             --------   --------
         CURRENT ASSETS:
            Cash                                     $38,410        65,833
            Accounts Receivable                      233,454       116,029
            Inventory                                145,416        99,374
            Prepaid Expenses                         246,975         8,035
                                                    --------      --------
            Total Current Assets                     664,255       289,271

         FIXED ASSETS:
            Property & Equipment                     476,993       205,896
            Less: Accumulated Depreciation          (125,277)      (81,125)
                                                    --------      --------
            Fixed Assets, net                        351,716       124,771


         OTHER ASSETS:
            Intangible and Other Assets                4,450         4,961
                                                    --------      --------
            Other Assets, net                          4,450         4,961

         TOTAL ASSETS                               $1,020,421  $  419,003
                                                    ==========  ==========


                     Liabilities and Stockholder's Equity
                     ------------------------------------

         CURRENT LIABILITIES
            Accounts Payable                        $225,792       186,876
            Accrued Liabilities                      188,508       145,806
            Current Maturities of Long-term Debt     240,000       300,000
            Total Current Liabilities                654,300       632,682

            Long-term Debt                          1,399,652    1,076,644
                                                    --------     ---------
         TOTAL LIABILITIES                          2,053,952    1,709,326


         STOCKHOLDER'S EQUITY
            Common Stock, no par value, authorized
            200,000,000 shares, issued and
            outstanding 11,378,874 and
            11,662,733 , respectively               2,572,723    1,391,407
            Preferred Stock, $1,000 par value,
            authorized 1,000,000 shares, 12%
            noncumulative, issued and
            outstanding 100 shares                    100,000      100,000
            (Deficit) accumulated during the
            development stage                      (3,706,254)  (2,781,730)
                                                   ---------- --  --------
            Total Stockholder's Equity             (1,033,531)  (1,290,323)

         TOTAL LIABILITIES AND
         STOCKHOLDER'S EQUITY                       $1,020,421  $  419,003
                                                    ==========  ==========

                     Medical Technology & Innovations, Inc.
                      (A Development Stage Company)
                 Consolidated Statements of Shareholder's Equity

                                    Common       Preferred
                                    Shares        Shares                                           Total
                                  Issued and     Issued and    Common   Preferred  Accumulated   Shareholder's
                                 Outstanding    Outstanding     Stock     Stock       Deficit       Equity
                                 -----------    -----------    ------   ---------  -----------   --------------



BALANCE AT JUNE 30, 1995          11,662,733       100        1,391,407   100,000    (2,781,730)   (1,290,323)
Issuance of common stock             890,000                  1,216,979                             1,216,979
Stock options exercised              142,891                    214,337                               214,337
Acquisition of treasury stock     (1,316,750)                  (250,000)                             (250,000)
Net loss                                                                               (924,524)     (924,524)
                                 -----------    -----------    --------   -------    ----------    ---------
BALANCE AT MARCH 31, 1996         11,378,874       100        2,572,723   100,000    (3,706,254)   (1,033,531)



                     Medical Technology & Innovations, Inc.
                      (A Development Stage Company)
                      Consolidated Income Statement
                     For the Nine Months Ended March 31, 1996
                     and Twelve Months Ended June 30, 1995
                                Unaudited
                                                    March 31,  June 30,
                                                      1996       1995
                                                      ----       ----


         Revenues                                   $461,651   $865,136
         Cost of Goods Sold                          361,113    575,177
                                                    --------   --------
            Gross Profit                             100,538    289,959

         Operating Expenses:
            Advertising                              151,536     67,263
            Wages                                    328,625    281,839
            Leases                                    38,130     31,921
            Royalties                                 35,473     61,384
            Interest                                  87,270     63,544
            General and Administrative               384,028    477,087
                                                    --------   --------
            Total Operating Expenses                1,025,062   983,038
         Net Loss                                   ($924,524) ($693,079)
                                                    =========  =========

                        Medical Technology  Inc.
                      (A Development Stage Company)
                     Consolidated Statements of Cash Flows
                     For the Nine Months Ended March 31, 1996
                     and Twelve Months Ended June 30, 1995
                                Unaudited


                                                             March 31,  June 30,
                                                               1996       1995
                                                               ----       ----
         CASH FLOWS FROM (USED BY) OPERATING ACTIVITIES:
         Net Loss                                           (924,524)  (693,079)
         Adjustments to reconcile net loss to net cash
         used by operating activities:
            Depreciation and amortization                     44,663     66,422
            Increase in Accounts Receivable                 (117,425)   (89,451)
            (Increase) Decrease  in Inventory                (46,042)    18,553
            Increase in Prepaid Expenses                    (238,940)    (8,035)
            Increase in Accounts Payable                      38,916     14,823
            Increase in Accrued Liabilities                   42,702     51,909
                                                            --------    -------
         Net cash used in operating activities              (276,126)  (638,858)


         CASH FLOWS FROM (USED BY) INVESTING ACTIVITIES:
            Purchases of  fixed assets                      (271,097)   (25,074)
            Increase in Intangible Asset                                 (1,503)
                                                            --------     ------
         Net cash used in investing activities              (271,097)   (26,577)


         CASH FLOWS FROM FINANCING ACTIVITIES:
            Proceeds from issuance of stock                 1,216,979   365,001
            Proceeds from exercise of stock options           214,337
            Acquisition of treasury stock                    (250,000)
            Proceeds from issuance of notes payable           298,500   350,000
            Principal payments on notes payable               (35,492)  (11,643)
                                                            --------     ------
         Net cash from financing activities                 1,444,324   703,358
         Net increase in cash                                 (27,423)   37,923
         Cash at beginning of year                             65,833    27,910
         Cash at end of period                                 38,410    65,833