Form 10QSB/A
period 1995-12-31
MEDICAL TECHNOLOGY & INNOVATIONS INC /FL/
filed 1996-09-20
CIK 847464

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


         For the six months ending December 31, 1995, the Company had gross revenues of approximately $270,000 and a gross profit on sales of approximately $23,000. However, the Company's operating expenses totaled approximately $587,000 which left the Company with an operating loss of approximately $565,000.


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




Dated: Sept. 16, 1996

                     Medical Technology & Innovations, Inc.
                      (A Development Stage Company)
                       Consolidated Balance Sheet
                            December 31, 1995
                                Unaudited

                                 Assets

         Current Assets:
            Cash                                       $462,439
            Accounts Receivable                          83,989
            Inventory                                    75,017
            Prepaid Expenses                            170,831
                                                        -------
            Total Current Assets                        792,276

         Fixed Assets:
            Property & Equipment                        203,689
            Less: Accumulated Depreciation             (110,338)
                                                        -------
            Fixed Assets, net                            93,351


         Other Assets:
            Intangible and Other Assets                   4,621
                                                        -------
            Other Assets, net                             4,621

         Total Assets                                $  890,248
                                                     ==========


                     Liabilities and Stockholder's Equity

         Current Liabilities
            Accounts Payable                           $225,261
            Accrued Liabilities                         231,868
            Current Maturities of Long-term Debt        170,000
                                                        -------
            Total Current Liabilities                   627,129

            Long-term Debt                            1,197,860
                                                      ---------
         Total Liabilities                            1,824,989


         Stockholder's Equity
            Common Stock                              2,310,639
            Preferred Stock                             100,000
            (Deficit) accumulated during the
              development stage                      (3,345,380)
                                                      ---------
            Total Stockholder's Equity                 (934,741)

         Total Liabilities and Stockholder's Equity  $  890,248

                                                     ==========

                     Medical Technology & Innovations, Inc.
                      (A Development Stage Company)
                      Consolidated Income Statement
                     For the Period Ended December 31, 1995
                                Unaudited


         Revenues                                      $270,863
         Cost of Goods Sold                             247,973
                                                        -------
            Gross Profit                                 22,890

         Operating Expenses:
            Advertising                                  62,379
            Wages                                       110,352
            Leases                                       20,059
            Royalties                                    20,720
            Interest                                     55,903
            Depreciation                                 11,694
            General and Administrative                  305,433
                                                        -------
            Total Operating Expenses                    586,540

         Net Loss                                     ($563,650)
                                                       ========