Form 10KSB
period 1996-06-30
MEDICAL TECHNOLOGY & INNOVATIONS INC /FL/
filed 1996-09-30
CIK 847464

- -------------------------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

     For the fiscal year ended JUNE 30, 1996

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

     For the transition period from               to
                                    --------------   --------------

                       COMMISSION FILE NUMBER: 33-27610-A

                     MEDICAL TECHNOLOGY & INNOVATIONS, INC.
                 (Name of small business issuer in its charter)

           FLORIDA                                    59-2954561
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

    3125 NOLT ROAD, LANCASTER, PA                         17601
(Address of principal executive offices)               (Zip Code)

                                 (717) 892-6770
                (Issuer's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

                           COMMON STOCK, NO PAR VALUE
                              (Title of each class)

           Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
                                (Title of Class)

   Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
YES [X]  No [ ]

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's revenues for its most recent fiscal year were $696,185.

     The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold or the average bid and asked prices of such stock as of August 30, 1996 was approximately $24.7 million.

     As of June 30, 1996 11,969,779 shares of Common Stock, no par value, of the registrant were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission on or before October 28, 1996 are incorporated by reference in Part III of this Form 10-KSB.

- -------------------------------------------------------------------------------

                                     PART I.

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

Medical Technology & Innovations, Inc., f/k/a SouthStar Productions, Inc. (the "Company") was incorporated in the state of Florida in January 1989. The Company operates through its wholly-owned subsidiary, Medical Technology, Inc. ("MTI"). MTI was incorporated in the state of Iowa in April 1993.

The Company acquired control of MTI in October of 1995 under the terms of a Share Exchange Plan ("the Plan") with SouthStar Productions, Inc. ( "SouthStar"). For information regarding the terms of the Plan thereto, refer to the "business combination" note to the consolidated financial statements on Page 15 of this Form 10-KSB.

The Company manufactures and distributes the MTI Photoscreener(TM), which is a specialized Polaroid-type instant film camera designed to detect conditions that lead to amblyopia ("lazy eye") and other eye disorders.

THE MTI PHOTOSCREENER(TM)

The MTI Photoscreener(TM) is designed to take a photograph of a child's eye and detect factors which can lead to amblyopia (lazy eye), including strabismus (misalignment of the eye), cataracts (cloudy lenses), and asymmetric or other abnormal refractive errors, including myopia (nearsightedness), hyperopia (farsightedness), and astigmatism.

The MTI Photoscreener(TM) consists of a single flash placed close to the center of the lens of the subject's eye to accentuate the "red eye" appearance of a subject for diagnostic purposes. By placing the flash close to the lens aperture, abnormal refractive errors of the eye are imaged as white crescents in the red eye reflex, a process scientifically known as "photo refraction".

The MTI Photoscreener(TM) consists of approximately 40 components, plus screws and fasteners. Major components include molded plastic parts, optic lenses, printed circuit boards, an instant film back, a strobe flash, optic mirrors, a battery pack, a power supply, and a battery charger.

MARKETING AND DISTRIBUTION

The Company markets the MTI Photoscreener(TM) domestically and internationally through a combination of direct sales representatives and independent distributors. The Company markets the MTI Photoscreener(TM) to pediatricians, public health and education departments, preschools, day care centers, family and general physicians, eye doctors, hospitals, volunteer organizations, managed care and health maintenance organizations, and national eye care chains. The MTI Photoscreener(TM) is relatively inexpensive with a list price of approximately $3,000. Discounts to independent distributors range from 25% to 40% of the sales generated therefrom.

COMPETITION

The vision screening business has attracted several companies, both domestic and foreign. Although other vision screening devices currently exist and are on the market, the Company believes the MTI Photoscreener(TM) has competitive advantages over all other such devices. These advantages include instant film capability, relatively low cost, portability, ease of interpretation and use.

Although the Company believes its product has advantages over competing products, no assurances can be made that current competitors or new entrants into the market will not develop more competitive products. Such potential competitors, would most likely have considerably more financial resources than the Company.

PATENTS AND TRADEMARKS

In 1993, the Company obtained rights to U.S. Patent No. 4,989,968 for a photoscreening camera system, which is now known as the MTI Photoscreener(TM). The above patent was initially granted to Dr. Howard Freedman and subsequently assigned to the Company.

The Company has filed patent applications in Canada, Europe, and Japan. The Company has filed a U.S. trademark application for the mark "MTI
Photoscreener(TM)," which was published in THE OFFICIAL GAZETTE on July 9, 1996.

GOVERNMENT REGULATION

Certain aspects of the Company's business, principally the manufacture and sale of the MTI Photoscreener(TM) are subject to regulation by the U.S. Food and Drug Administration (FDA) as a medical device. The Company has received a 510(k) clearance to market the MTI Photoscreener(TM). The Company believes that it has completed all necessary governmental processes to market the MTI Photoscreener(TM). However, if the FDA should determine the Company has not complied with its regulations, the FDA has the authority to order the Company to cease production of its products and recall products already sold.

EMPLOYEES

As of June 30, 1996, the Company employed 17 full-time employees. This compares with the with the employment of 11 full-time employees at June 30, 1995. None of the Company's employees are represented by a labor union, and the Company considers its employee relations to be good.

ITEM 2. DESCRIPTION OF PROPERTIES

The Company's principal executive and administrative offices are located in Lancaster, Pennsylvania. The Lancaster, Pennsylvania facility is owned by the Company, and its acquisition was financed with approximately a $230,000 mortgage. The Company's principal manufacturing operations were conducted in Cedar Falls, Iowa. In August of 1996, the Company moved its manufacturing facility to Waterloo, Iowa. The Company believes that its properties are well-maintained, and its manufacturing equipment is in good operating condition and sufficient for current production.

ITEM 3. LEGAL PROCEEDINGS

As of June 30, 1996, MTI was a party to the following pending legal proceedings:

     1. BLACK HAWK COUNTY ECONOMIC DEVELOPMENT COMMITTEE, INC. V. MEDICAL TECHNOLOGY, INC., filed May 17, 1996 in the Iowa District Court in and for Black Hawk County.

     2. IOWA DEPARTMENT OF ECONOMIC DEVELOPMENT V. MEDICAL TECHNOLOGY, INC. AND JEREMY FEAKINS, filed June 17, 1996 in the Iowa District Court in and for Polk County.

Both petitions allege MTI is in default of certain loan obligations and the unpaid balances thereon, together with accrued interest and costs are due and payable immediately. To avoid protracted litigation on the above matters, the Company settled both of the above proceedings in July 1996 by repaying the principal balance of the above loans without interest.

MTI and the Company are also parties to other pending legal proceedings in the ordinary course of their business. The Company does not expect these legal proceedings to have a material adverse effect on the Company's financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following items were considered and acted upon at the Company's 1996 annual meeting of stockholders which was held April 26, 1996:

1. The following directors were elected, along with their respective votes received:

     DIRECTOR                   TERM            VOTES FOR          VOTES AGAINST
     --------                   ----            ---------          -------------
     John Behrmann              1 yr.           7,345,864                0
     Matthew Crimmins           1 yr.           7,345,864                0
     Tom Penaluna               2 yrs.          7,345,864                0
     William Scott              2 yrs.          7,345,864                0
     Jeremy Feakins             3 yrs.          7,345,864                0
     Steven Gill                3 yrs.          7,345,864                0
     George Hartman             3 yrs.          7,345,864                0

2. The Share Exchange Plan between Medical Technology, Inc. (MTI) and SouthStar Productions, Inc. (SouthStar), a $1.0 million private placement, settlement of and restructuring of various debt obligations of MTI, filing of all S-8 Registration Statements, employment contracts with the officers of the corporation, which include a maximum of 2.0 million stock options at $1.50 per share, exercisable over three (3) years, and provide for severance allowances upon a change in control of the corporation, and relocation of the corporate offices to Lancaster, Pennsylvania were ratified by a vote of 7,345,864 in favor, and no votes against.

3. Simon Lever & Company was ratified as the independent certified public accountants by a vote of 7,345,864 in favor, and no votes against.

4. The Medical Technology & Innovations 1996 stock option plan, which allows the Board of Directors to grant up to 3.0 million options, was approved by a vote of 7,266,859 in favor, with no votes against, and 79,005 abstentions.

5. Restated articles of incorporation providing for an increase in the amount of authorized stock, eliminating or limiting the personal liability of directors to the corporation for monetary damages for breach of fiduciary duty as a director to the extent permitted by Florida law, and authorizing the corporation to indemnify the officers, directors, employees, and agents of the Company against any contingency or peril as may be determined to be in the best interest of the Company and in conjunction therewith, to procure, at the Company's expense, policies of insurance was approved by a vote of 7,345,864 votes in favor, and no votes against.

6. A change of the Company's fiscal year from January 31 to June 30 was approved by a vote of 7,345,864 in favor, and no votes against.

7. The Company was authorized to, at its option, with respect to the issuance of fractional shares to (1) pay cash equal to the established fair market value of the undivided interest or to issue script of the Company thereto, was approved by a vote of 7,266,859 in favor, with no votes against, and 79,005 abstentions.

8. The Company was authorized to issue 100,000 shares of $100 par value preferred stock with such designation, preferences, rights, qualifications, limitations, or restrictions as shall be provided in a resolution adopted by the Board of Directors was approved by a vote of 7,345,864 in favor, and no votes against.

                                    PART II.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is listed on the Over the Counter Electronic Bulletin Board under the symbol "MTEN." Prior to October 1995, the Company's common stock was neither listed nor traded on any market. The following table sets forth the range of the high and low bid prices for the common stock during the periods indicated, and represents interdealer prices, which do not include retail mark-ups and mark-downs, or any commission to the broker-dealer, and may not necessarily represent actual transactions.

QUARTER ENDING                  HIGH              LOW
- --------------                  ----              ---
December 31, 1995               3.375             1.125
March 31, 1996                  3.125             1.688
June 30, 1996                   4.000             2.625

As of June 30, 1996, there were approximately 640 recordholders of common stock. Such amounts do not include common stock held in "nominee" or "street" name.

The Company has not paid cash dividends on its common stock since its inception. At the present time, the Company's anticipated working capital requirements are such that it intends to follow a policy of retaining any earnings in order to finance the development of its business.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This analysis should be read in conjunction with the consolidated financial statements and notes thereto. See "Items 7 and 13 financial statements, and exhibits and reports on Form 8-K."

RESULTS OF OPERATIONS

FISCAL YEAR ENDED JUNE 30, 1996 AS COMPARED TO 1995.

Revenue for fiscal year 1996 decreased by 19.5% or approximately $169,000 primarily as a result of decreased product sales of the MTI Photoscreener(TM), which decreased from 541 units in 1995 to 412 units in 1996. The decrease in unit sales was attributable to (1) the move of the Company's headquarters from Iowa to Pennsylvania, (2) management's efforts concurrently to raise approximately $1.0 million in a private placement to fund its marketing and distribution efforts, and (3) a shortage of funds to support a credible sales and marketing effort.

Gross profits declined from 33.5% of revenues in 1995 to 23.1% of revenues in 1996. This was primarily attributable to higher overhead costs per unit due to the decrease in unit sales as material costs remained fairly constant from year to year.

Operating expenses increased from $983,000 to $1,678,000. The increase in operating expenses was attributable to (1) increased marketing and advertising efforts, (2) an increase in employees, (3) an increase in interest expense, and
(4) an increase in general and administrative expense.

After completing the $1.0 million private placement, the Company continued in its plans on expanding its marketing efforts to increase the sales and awareness of its primary product, the MTI Photoscreener(TM). This was accomplished primarily through retaining a public relations firm and direct mailings.

The increase in employees between June 30, 1995 and 1996 was predominately attributable to the expansion of MTI's sales force. The Company's plans to expand its sales force to a total of ten regional sales managers, who will be strategically located and assigned specific territories that will cover the continental U.S.

Interest expense increased from approximately $64,000 to approximately $111,000. The majority of this increase was due to interest expense attributable to $275,000 12% subordinated convertible notes issued in May of 1995.

General and administrative expenses increased from $477,000 to $695,000. The increase was attributable to several reasons, including increased publication expenses, expenses of the Company's reverse merger and Regulation D offering, increased travel expenses, and the establishment of an investor public relations program.

In May of 1996, the Company entered into a purchase agreement to acquire the assets of Steridyne Corporation (Steridyne), a Florida corporation, which is a manufacturer of a variety of clinical and retail medical products, including thermometer sheaths and probe covers, digital and glass thermometers, and gel anti-decubitus products. Steridyne's revenues for its most recent fiscal year ending September 30, 1995 were approximately $3.3 million (unaudited). Steridyne, prior to the acquisition, had one sales manager. The Company intends to utilize its ten regional sales managers to distribute Steridyne's products.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1996, the Company had cash of $273,942 as compared to $65,833 at June 30, 1995. At June 30, 1996, the ratio of current assets to current liabilities was 0.95 to 1.0 as compared to 0.41 to 1.0 at June 30, 1995. The increase was primarily the result of a 1.0 million private placement in December 1995 and January 1996 and the exercise of stock options by a financial public relations consultant. These funds have been and will be used primarily for increased marketing efforts, expansion of the Company's sales force and repayment of certain debts.

In the fourth quarter of 1996, the Company settled a dispute with a significant shareholder and creditor. The settlement agreement consisted of returning the above shareholder's original investment of $250,000 in return for 1,316,750 shares of stock and repaying the funds originally loaned to the Company under the terms of the Convertible Venture Agreement.

The Company's primary capital commitment at June 30, 1996, consists of its purchase obligation of Steridyne. The terms of the asset purchase agreement with Steridyne require the Company to pay the former Steridyne shareholders approximately $3.5 million in cash and the assumption of $1.3 million of liabilities subject to a financing contingency.

For the last few years, the Company has financed its operations primarily through private sales of securities and revenues from the sale of its products. Since June 1993, the Company has received net proceeds of approximately $3.0 million from private sale of equity securities. The Company may raise additional capital through private and/or public sales of securities in the future.

ITEM 7.  FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS:                                PAGE
                                                                           ----
Report of independent auditors for the years ended
     June 30, 1996 and 1995.................................................. 7

Consolidated balance sheets as of June 30, 1996 and 1995......................8

Consolidated income statements for the years ended
     June 30, 1996 and 1995...................................................9

Consolidated statements of stockholders' equity for the years ended
     June 30, 1996 and 1995..................................................10

Consolidated statements of cash flows for the years ended
     June 30, 1996 and 1995..................................................11

Notes to consolidated financial statements...................................12

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Medical Technology & Innovations, Inc.
Lancaster, Pennsylvania

     We have audited the accompanying consolidated balance sheets of Medical Technology & Innovations, Inc. and subsidiary as of June 30, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medical Technology & Innovations, Inc. and subsidiary as of June 30, 1996 and 1995, and consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with generally accepted accounting principles.


           /s/ SIMON LEVER & COMPANY


Lancaster, Pennsylvania
September 11, 1996


                     MEDICAL TECHNOLOGY & INNOVATIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                     JUNE 30

                   ASSETS
                                                              1996           1995
                                                          -----------    -----------

Current Assets:                                           $   273,942    $    65,833
     Cash
     Accounts Receivable, less allowances of $30,000
       and $9,500, respectively                               330,439        116,029
     Inventory                                                148,010         99,374
     Prepaid Expenses                                         164,466          8,035
                                                          -----------    -----------
     Total Current Assets                                     916,857        289,271

Fixed Assets:
     Property & Equipment                                     483,907        205,896
     Less:  Accumulated Depreciation                         (141,494)       (81,125)
                                                          -----------    -----------
     Fixed Assets, net                                        342,413        124,771

Other Assets:
     Intangible and Other Assets                                7,970          4,961
                                                          -----------    -----------
     Other Assets, net                                          7,970          4,961

Total Assets                                              $ 1,267,240    $   419,003
                                                          ===========    ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts Payable                                         188,979    $   186,876
     Accrued Liabilities                                       98,625        145,806
     Current Maturities of Long-term Debt                     680,000        365,800
                                                          -----------    -----------
     Total Current Liabilities                                967,604        698,482

Long-term Debt, Net of Current Maturities                   1,021,997      1,010,844
                                                          -----------    -----------

Total Liabilities                                           1,989,601      1,709,326
                                                          ===========    ===========

Stockholders' Equity:
     Common Stock, no par value, authorized 700,000,000
         shares, outstanding 11,969,779 and 11,205,036
         shares, respectively                             $ 3,769,910      1,435,407
     Preferred Stock, authorized 100,000,000 shares
         $1,000 par value, 12%, noncumulative,
         outstanding 56 and 56 shares, respectively            56,000         56,000
         $100 par value, none issued
     Treasury Stock, at cost                                 (250,000)
     Accumulated Deficit                                   (4,298,271)    (2,781,730)
                                                          -----------    -----------
     Total Stockholders' Equity                              (722,361)    (1,290,323
                                                          -----------    -----------

Total Liabilities and Stockholders' Equity                $ 1,267,240    $   419,003
                                                          ===========    ===========

The accompanying notes are an integral part of the financial statements

                     MEDICAL TECHNOLOGY & INNOVATIONS, INC.
                         CONSOLIDATED INCOME STATEMENTS
                           FOR THE YEARS ENDED JUNE 30

                                                       1996              1995
                                                   -----------        ---------

Revenues                                           $   696,185        $ 865,136
Cost of Goods Sold                                     535,148          575,177
                                                   -----------        ---------
     Gross Profit                                      161,037          289,959

Operating Expenses:
     Advertising                                       224,029           67,263
     Wages                                             563,262          281,839
     Leases                                             48,318           31,921
     Royalties                                          35,554           61,384
     Interest                                          111,153           63,544
     General and Administrative                        695,262          477,087
     Total Operating Expenses                        1,677,578          983,038
Net Loss                                           ($1,516,541)       ($693,079)
                                                   -----------        ---------

Earnings (Loss) per common share:
     Net Loss                                      ($    0.128)       ($  0.062)
                                                   ===========        =========


The accompanying notes are an integral part of the financial statements


                     MEDICAL TECHNOLOGY & INNOVATIONS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                           FOR THE YEARS ENDED JUNE 30



                                                                                                                      TOTAL
                                   COMMON           COMMON         PREFERRED         TREASURY       ACCUMULATED    STOCKHOLDERS'
                                   SHARES           STOCK            STOCK            STOCK           DEFICIT         EQUITY
                                -----------      -----------      -----------      -----------      -----------      ---------

Balance at June 30, 1994         10,564,256      $ 1,070,406      $    56,000                       ($2,088,651)    ($  962,245)
Issuance of common stock            640,780          365,001                                                            365,001
Net loss                           (693,079)                                                           (693,079)
                                 ----------        ---------        ---------       ----------        ----------      ---------
Balance at June 30, 1995         11,205,036        1,435,407           56,000                        (2,781,730)     (1,290,323)
Issuance of common stock          1,346,409        1,232,076                                                          1,232,076
Exercise of stock options           735,084        1,102,437                                                          1,102,427
Purchase of treasury shares      (1,316,750)                                          (250,000)                        (250,000)
Net loss                                                                                             (1,516,541)     (1,516,541)
                                 -----------      -----------      -----------      -----------       ----------      ---------
Balance at June 30, 1995         11,969,779      $ 3,769,910      $    56,000      ($  250,000)     ($4,298,271)      ($722,361)
                                 ===========      ===========      ===========      ===========      ===========      =========


The accompanying notes are an integral part of the financial statements

                     MEDICAL TECHNOLOGY & INNOVATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE YEARS ENDED JUNE 30

                                                          1996           1995
                                                      -----------     ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                              ($1,516,541)    ($693,079)
Adjustments to reconcile net loss to
     net cash used in operating activities:
     Depreciation and amortization                         60,522        66,422
     Increase in Accounts Receivable                     (214,410)      (89,451)
     (Increase) Decrease in Inventory                     (48,636)       18,553
     Increase in Prepaid Expenses                        (156,431)       (8,035)
     (Decrease) Increase in Accounts Payable              (47,234)       14,823
     Increase in Accrued Liabilities                        2,156        51,909
                                                      -----------     ---------
Net cash used in operating activities                  (1,920,574)     (638,858)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of fixed assets                           (278,011)      (25,074)
     Increase in Intangible Asset                          (3,162)       (1,503)
Net cash used in investing activities                    (281,173)      (26,577)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of stock, net               1,232,076       365,001
     Proceeds from exercise of stock
        options, net                                    1,102,427
     Acquisition of Treasury Stock                       (250,000)
     Proceeds from issuance of notes payable              538,458       350,000
     Repayments of notes payable                         (213,105)      (11,643)
                                                      -----------     ---------
Net cash from financing activities                      2,490,856       703,358
                                                      -----------     ---------
Net increase in cash                                      208,109        37,923
Cash at beginning of year                                  65,833        27,910
                                                      -----------     ---------
Cash at end of year                                   $   273,942     $  65,833
                                                      ===========     =========

SUPPLEMENTAL DISCLOSURES:
     Cash paid during the year for interest:               58,000        61,000

The accompanying notes are an integral part of the financial statements.

                     MEDICAL TECHNOLOGY & INNOVATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION. Medical Technology & Innovations, Inc. (the Company), f/k/a SouthStar Productions, Inc., is a Florida corporation engaged in the design, manufacture, and distribution of medical screening devices for medical professionals primarily involved in vision screening through its wholly-owned subsidiary, Medical Technology, Inc. (MTI). The Company derives substantially all of its revenues from the MTI Photoscreener(TM), which is a patented product. The patent on the MTI Photoscreener(TM) expires in 2008.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

     a. PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the Company and its wholly-owned subsidiary. All significant intercompany items have been eliminated.

     b. RECLASSIFICATIONS. Certain amounts in the prior years' consolidated financial statements have been reclassified to conform with the current year presentation.

     c. REVENUE RECOGNITION. Revenue from product sales are recognized at the time product is shipped.

     d. INVENTORIES. Inventories are stated at the lower of cost or market, with cost determined under the first-in, first-out (FIFO) method.

     e. PROPERTY AND EQUIPMENT. Property and equipment are stated on the basis of cost less accumulated depreciation. The Company provides for depreciation over the estimated useful lives of property and equipment using the straight-line method.

     f. INTANGIBLE AND OTHER ASSETS. Intangible and other assets are amortized on a straight-line basis over their estimated remaining lives.

     g. INCOME TAXES. Deferred income taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

     h. ADVERTISING. Advertising costs are expensed as incurred.

     i. ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3. INVENTORIES. Inventories consisted of the following at June 30, 1996 and 1995:

                                            1996            1995
                                          --------         -------

              Raw materials                $41,364         $29,571
              Work in process               62,929          16,156
              Finished Goods                43,717          53,647
                                          --------         -------
                                          $148,010         $99,374
                                          ========         =======

4. FIXED ASSETS. Fixed assets consisted of the following at June 30, 1996 and 1995:

                                                      1996            1995
                                                    --------        --------

       Plant equipment                              $176,134        $116,135
       Land                                          200,000               0
       Computer equipment and software                54,454          48,489
       Furniture, fixtures, and improvements          53,319          41,272
                                                    --------        --------
                                                    $483,907        $205,896
                                                    ========        ========

5. LONG-TERM DEBT. Long-Term Debt consisted of the following at June 30, 1996 and 1995:

                                                             1996        1995
                                                            -------     -------

   12% subordinated convertible notes, due May 1998        $310,750    $277,750

   8.5% note, due February 1, 1999, interest payable
   monthly, secured by a mortgage                           234,000           0

   11.25% note, due February 1999, principal
   and interest payable monthly, secured by
   substantially all of the assets of the Company,
   except for the Company's patent, and guaranteed
   by the Company's President and major stockholder         170,982     211,296

   Convertible Venture agreement, royalties payable
   quarterly at the rate of 5.0% of sales paid in full
   in 1996                                                        0     140,339

   7.0% notes, due 1998, principal and
   interest payable monthly, secured by substantially
   all of the assets of the Company, except for the
   Company's patent, and guaranteed by the
   Company's President and major stockholder                130,500     131,261


   11.25% note, due March 2001, principal and
   interest payable monthly, secured by substantially
   all of the assets of the Company, except for the
   Company's patent and guaranteed by the
   Company's President and major stockholder                126,862     125,000

   10.0% convertible note, due March 2001, interest
   payable quarterly                                         93,799      84,908

   10.0% convertible note, due March 2002, interest
   payable quarterly                                         86,814      78,584

   Secured notes payable, due various dates, interest
   payable various at 0% to 8%                               74,465      76,362

   Unsecured notes payable, due various dates, interest
   payable various at 0% to 10%                             473,825     251,144
                                                          ---------   ---------
   Total notes payable                                    1,701,997   1,376,644
   Less: amounts due in one year                           (680,000)   (365,800)
                                                          ---------   ---------
                                                         $1,021,997  $1,010,844
                                                          =========   =========

    The 12% subordinated convertible notes due May 1998 are convertible into 526,700 shares of the Company's common stock adjusted for certain antidilutive events upon the earlier of (1) May 1, 1998, (2) an initial public offering of the Company's Common Stock, or (3) the sale of all or substantially all of the assets of the Company.

    The 10.0% convertible note, due March 2001, and the 10.0% convertible note, due March 2002, are convertible into 158,010 shares and 131,675 shares respectively adjusted for certain antidilutive events upon the earlier of
    (1) March 1, 1997 and March 1, 1998, respectively, (2) an initial public offering of the Company's Common Stock, or (3) the sale of all or substantially all of the assets of the Company.

    The amount of long-term debt maturing in each of the next five fiscal years is $680,000 in 1997, $385,600 in 1998, $321,300 in 1999, $27,700 in 2000,
    and $105,800 in 2001.

6. LEASE EXPENSE. The Company leases various equipment and office space under operating lease agreements. Future minimum annual rentals for subsequent fiscal years are as follows at June 30, 1996:

                           FISCAL           LEASE
                           YEAR             PAYMENTS
                           ------           --------
                           1997             $20,100
                           1998              13,900
                           1999               6,000

7. EARNINGS(LOSS) PER SHARE. Earnings(loss) per common share is computed by dividing net income(loss) by the weighted average number of common shares and common share equivalents outstanding. The average number of shares used to compute primary earnings per share was 11,806,411 and 11,161,512 for the fiscal years ended June 30, 1996 and 1995 respectively. The difference between primary and fully diluted earnings (loss) per share was not material in either year.

8. INCOME TAXES. The Company did not incur any income tax expense for its fiscal years ending June 30, 1996 and 1995 respectively. As of June 30, 1996 the Company has sustained approximately $3.7 million in net operating losses
    (NOLs) for tax purposes. These NOLs will expire in various amounts if not utilized between 2004 and 2011 and are subject to limitations should the ownership of the Company significantly change. The deferred tax asset resulting from the above NOL carryforwards has not been recorded in the accompanying financial statements since management believes a valuation allowance is necessary to reduce the deferred tax asset. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income.

9. ROYALTY AGREEMENT. The Company is the owner of a patent on a photoscreening device from which it derives substantially all of its revenues. The terms of the royalty agreement require the Company to pay a royalty to the inventor of six percent (6.0%) of net photoscreener sales. The amount of royalties incurred by the Company were $35,600 and $42,100 for its fiscal years ending June 30, 1996 and 1995 respectively under this agreement.

10. STOCK OPTION PLANS. In October of 1995 officers of the Company were granted options to acquire up to 2.0 million shares of common stock at an exercise price of $1.50 per share. The options are exercisable over a three year period commencing with the quarter ending June 30, 1996 and are reduced 40,000 shares per calendar quarter per participant in the event of termination of employment.

    In December of 1995 the Company granted options to a financial and investor relations consultant to acquire 1.5 million shares of the Company's common stock at an exercise price of $1.50 per share. The options are exercisable over a one year period.

    In April of 1996 the Company's shareholders approved the 1996 Stock Option Plan, which allows the board of directors to grant up to 3.0 million options. No options have been granted under the 1996 Stock Option Plan.

    The following is a summary of stock option transactions:

                                                 1996
                                              ---------
    Outstanding, beginning of year                    0
    Options granted                           3,500,000
    Options exercised                          (735,084)
    Options cancelled                            (9,936)
                                              ---------
    Outstanding, end of year                  2,754,980
    Exercisable, end of year                    914,980

11. RELATED PARTY TRANSACTIONS. The Company and its wholly-owned subsidiary have had transactions with various entities, certain of whose principals are also officers or directors of the Company or MTI.

    MTI received accounting services from a firm in which one of its partners was one of MTI's directors. Fees incurred by MTI for such services totalled approximately $23,400 for the year ended June 30, 1995. Amounts due for such services, which are included in the balance sheets, at June 30, 1996 and 1995 were $11,600 and $45,800, respectively.

    MTI received legal services from a firm in which one of its partners was one of MTI's directors. Fees incurred by MTI for such services totalled approximately $11,000 for the year ended June 30, 1995. Amounts due for such services, which are included in the balance sheets, at June 30, 1996 and 1995 were $1,500 and $16,600, respectively.

    During its fiscal year ending June 30, 1996 the Company borrowed approximately $108,000 from its President and major stockholder, which amount is included in the balance sheet at June 30, 1996.

12. BUSINESS COMBINATION. On October 2, 1995 the Company acquired all the outstanding shares of MTI by exchanging 10,263,733 shares of the Company's common stock for all of the outstanding stock of MTI. After the acquisition, MTI shareholders owned 88% of the fully diluted common stock of the Company. This acquisition, commonly referred to as a reverse merger, was accounted for using the pooling of interests method of accounting. Therefore, the Company's consolidated financial statements and information reported for periods prior to the merger have been restated to include MTI for the periods presented. Prior to the merger the Company was not actively conducting business and had no net assets on October 2, 1995.

13. FAIR VALUE OF FINANCIAL INSTRUMENTS. The estimated fair values of the Company's financial instruments as of June 30, 1996 and 1995 are as follows:

                                     1996                         1995
                           -----------------------      -----------------------
                            CARRYING        FAIR         CARRYING        FAIR
                             AMOUNT         VALUE         AMOUNT        VALUE
                           -----------------------      -----------------------
    Accounts Receivable     $330,439      $330,439       $116,029      $116,029
    Accounts Payable         139,642       139,642        186,876       186,876
    Accrued Expenses         147,962       147,962        145,806       145,806
    Long-term debt         1,701,997     1,701,997      1,376,644     1,376,644

    The estimated fair value of long-term debt approximates the carrying amount based upon the borrowing rates currently available to the Company for loans with similar terms and maturities. The fair value of cash, accounts receivable, accounts payable, and accrued expenses approximates their carrying amount.

    14. MAJOR CUSTOMERS. For the years ended June 30, 1996 and 1995, the Company had major customers, that accounted for more than 10% of sales as follows:

                                            1996             1995
                                          --------         --------
            No. of Customers                     3                2
            Revenues                      $253,000         $492,000
            Accounts Receivable             72,000           17,000

15. GEOGRAPHIC AREA INFORMATION. The Company sells its products both domestically and internationally. All international transactions are conducted in U.S. currency. Information concerning operations by principal geographic area was as follows:

                               UNITED        ASIA/
                               STATES       PACIFIC      EUROPE     CONSOLIDATED
                             ---------      -------      ------     ------------
    JUNE 30, 1996
    Revenues                $  525,185     $154,000     $17,000     $  696,185
    Net Earnings(Loss)      (1,144,042)    (335,467)    (37,032)    (1,516,541)
    Identifiable Assets      1,185,240       69,000      13,000      1,267,240

    International sales did not exceed more than 10% of sales during the year ended June 30, 1995.

16. SUBSEQUENT EVENTS (UNAUDITED). In August of 1996 the Company acquired the net assets of Steridyne Corporation, a Florida Corporation (hereinafter Steridyne), for approximately $4.8 million. This acquisition will be accounted for by the purchase method of accounting. Accordingly, the purchase price will be allocated to assets acquired and liabilities assumed based upon their estimated fair values. Prior to the acquisition, Steridyne was a Subchapter S Corporation with a fiscal year ending September 30. Steridyne's net revenues for its fiscal year ending September 30, 1995 and income before officer/shareholder salaries were approximately $3.3 million and $400,000 respectively.

    In July of 1996 the Company raised approximately $6.2 million in a stock offering, consisting of 8% convertible Series A Preferred Stock. The Series A Preferred Stock is convertible into approximately 2.8 million shares of common stock. The holders of Series A Preferred Stock and the placement agent also received warrants to acquire approximately 3.1 million shares of common stock at approximately $2.73 per share.

    In July of 1996 the Company entered into a three year operating lease for the rental of a commercial building with a monthly lease payment of $2,300.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 26, 1996, the Company engaged Simon Lever & Company as its independent accountant. The decision of the Company was recommended by the Company's board of directors and approved by its shareholders. The Company's former independent accountant, who was a sole practitioner, did not contain an adverse opinion or disclaimer of opinion nor was it modified as to uncertainty, audit scope, or accounting principles. Additionally, there were no disagreements between the Company and the former independent accountant.

                                    PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A within 120 days after the close of the 1996 fiscal year.

ITEM 10.  EXECUTIVE COMPENSATION

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A within 120 days after the close of the 1996 fiscal year.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A within 120 days after the close of the 1996 fiscal year.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A within 120 days after the close of the 1996 fiscal year.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS:

3.1 Articles of Incorporation of SouthStar Productions, Inc., n/k/a Medical Technology & Innovations, Inc. [Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-18 (File No. 33-27610-A), filed March 17, 1989]

3.2 Amendment to the Articles of Incorporation for SouthStar Productions, Inc., which changed its name to Medical Technology & Innovations, Inc. [Incorporated by reference to the Company's Current Report on Form 8-K for an event on September 21, 1995]

3.3    Restated Articles of Incorporation for Medical Technology & Innovations,
       Inc.

3.4 By-laws [Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-18 (File No. 33-27610-A), filed March 17, 1989]

10.1 Share Exchange Plan between SouthStar Productions, Inc. and Medical Technology, Inc. [Incorporated by reference to the Company's Current Report on Form 8-K for an event on August 21, 1995]

10.2 Asset purchase agreement for the purchase and sale of certain assets of Steridyne Corporation [Incorporated by reference to the Company's Current Report on Form 8-K for an event on July 31, 1996]

10.3   Medical Technology & Innovations, Inc. 1996 Stock Option Plan.

10.4 SouthStar Productions, Inc. Stock Purchase Plan 1995a (Financial Public Relations Consulting Agreement) [Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (File No. 33-27610-A), filed August 23, 1995]

10.5 Medical Technology & Innovations, Inc. 1996b Stock Purchase Plan (Consulting Agreement) [Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (File No. 33-27610-A), filed April 22, 1996]

10.6 Form of Employment Agreement, Covenant not to Compete, and Stock Option Agreement between the Company and key employees.

10.7 Purchase Agreement dated January 31, 1996 between the Company and Glenn and Ruth Schultz.

16.1 Letter on change in certifying accountant [Incorporated by reference to the Company's Current Report on Form 8-K for an event on April 26, 1996]

21.0   Subsidiary of the Company.

       Medical Technology, Inc., an Iowa corporation

23.1   Consent of Simon Lever & Company

24.1   Powers of Attorney as indicated on Page18-19 of this Form 10-KSB.

27.1   Financial data schedules.

       (b) Reports on Form 8-K.

       On May 1, 1996, the Company filed a current report on Form 8-K for an event of April 26, 1996, disclosing (1) in Item 4 thereof, a change of the Company's certifying accountant, (2) in Item 5 disclosing the election of individuals who will serve as directors of the Company, (3) disclosing in Item 8 a change of the Company's fiscal year from January 31 to June 30.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   AND
BY:                                          BY:
  /s/ JEREMY P. FEAKINS                         /s/ STEVEN GIL
  -----------------------------                 -------------------------------
  Jeremy P. Feakins, President                 Steven Gill, Executive Vice
  and ChiefExecutive Officer                   President, Chief Financial
                                               Officer, and Secretary



Date: September 30, 1996.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ JEREMY P. FEAKINS                        /s/ STEVEN GILL
- ----------------------------------------     ----------------------------------
Jeremy P. Feakins, President and Chief       Steven Gill, Executive Vice-
Executive Officer, Chairman, and Director    President, Chief Financial Officer,
                                             Secretary, and Director



/s/ GEORGE H. HARTMAN, III                   /s/ JOHN BEHRMANN*
- ------------------------------------------   ----------------------------------
George H. Hartman, III, Sr. Vice President   John Behrmann, Director
of Sales and Marketing, and Director



/s/ MATTHEW CRIMMINS*                        /s/ TOM PENALUNA*
- ------------------------------------------   ----------------------------------
Matthew Crimmins, Director                   Tom Penaluna, Director



WILLIAM SCOTT
- -----------------------------------------
William Scott, Director


- -------------
* Pursuant to Power of Attorney

Date: September 30, 1996.