Form 10KSB/A
period 1996-06-30
MEDICAL TECHNOLOGY & INNOVATIONS INC /FL/
filed 1996-10-30
CIK 847464

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  Form 10-KSB/A

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

      For the fiscal year ended June 30, 1996

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

      For the transition period from____________  to____________

                       Commission File Number: 33-27610-A

                     MEDICAL TECHNOLOGY & INNOVATIONS, INC.
                 (Name of small business issuer in its charter)

                Florida                                  59-2954561
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)
                                                            17601
      3125 Nolt Road, Lancaster, PA                      (Zip Code)
(Address of principal executive offices)

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


      The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold or the average bid and asked prices of such stock as of August 30, 1996 was approximately $13.3 million.

      As of June 30, 1996 12,147,299 shares of Common Stock, no par value, of the registrant were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

      None.


================================================================================

                                     PART I.

Item 1.  Description of Business

General

Medical Technology & Innovations, Inc., f/k/a SouthStar Productions, Inc. (the "Company") was incorporated in the state of Florida in January 1989. The Company operates through its wholly-owned subsidiary, Medical Technology, Inc. ("MTI"). MTI was incorporated in the state of Iowa in April 1993.

The Company acquired control of MTI in October of 1995 under the terms of a Share Exchange Plan ("the Plan") with SouthStar Productions, Inc. ("SouthStar"). For information regarding the terms of the Plan thereto, refer to the "business combination" note to the consolidated financial statements on Page 15 of this Form 10-KSB/A.

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

Employees

As of June 30, 1996, the Company employed 17 full-time employees. This compares with the employment of 11 full-time employees at June 30, 1995. None of the Company's employees are represented by a labor union, and the Company considers its employee relations to be good.

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


Operating expenses increased from $983,000 to $2,055,000. The increase in operating expenses was attributable to (1) increased marketing and advertising efforts, (2) an increase in wages, (3) an increase in interest expense, and (4) an increase in general and administrative expense.


After completing the $1.0 million private placement, the Company continued in its plans on expanding its marketing efforts to increase the sales and awareness of its primary product, the MTI Photoscreener(TM). This was accomplished primarily through retaining a public relations firm and direct mailings.


The increase in wages between June 30, 1995 and 1996 was attributable to (1) the grant of 140,000 shares of the Company's common stock to three executives valued at $297,500 and (2) the expansion of MTI's sales force. The Company plans to expand its sales force to a total of ten regional sales managers, who will be strategically located and assigned specific territories that will cover the continental U.S.

Interest expense increased from approximately $64,000 to approximately $111,000. The majority of this increase was due to interest expense attributable to $275,000 12% subordinated convertible notes issued in May of 1995.


General and administrative expenses increased from $477,000 to $860,000. The increase was attributable to several reasons, including increased publication expenses, expenses of the Company's reverse merger and Regulation D offering, increased travel expenses, and the establishment of an investor public relations program.


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

Item 7.  Financial Statements

Index to Consolidated Financial Statements:                               Page
                                                                          ----
Report of independent auditors for the years ended
      June 30, 1996 and 1995................................................7

Consolidated balance sheets as of June 30, 1996 and 1995....................8

Consolidated income statements for the years ended
      June 30, 1996 and 1995................................................9

Consolidated statements of stockholders' equity for the years ended
      June 30, 1996 and 1995...............................................10

Consolidated statements of cash flows for the years ended
      June 30, 1996 and 1995...............................................11

Notes to consolidated financial statements.................................12

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

      As discussed in Note 16 to the consolidated financial statements, subsequent to the issuance of the 1996 consolidated financial statements and our report thereon dated September 11, 1996, we discovered that the consolidated financial statements did not reflect certain transactions involving the issuance of stock for services. The consolidated financial statements have been restated to reflect these transactions. In our original report we expressed an unqualified opinion on the 1996 and 1995 consolidated financial statements, and our opinion on the revised financial statements, as expressed herein, remains unqualified.

                                                /s/   SIMON LEVER & COMPANY

Lancaster, Pennsylvania
September 11, 1996, except for Note 16
as to which the date is October 21, 1996

                     Medical Technology & Innovations, Inc.
                           Consolidated Balance Sheets
                                     June 30

                                     Assets
                                     ------
                                                                            1996           1995
                                                                     -----------    -----------
Current Assets:
               Cash                                                  $   273,942    $    65,833
               Accounts Receivable, less allowances of $30,000 and
                  $9,500, respectively                                   330,439        116,029
               Inventory                                                 148,010         99,374
               Prepaid Expenses                                          164,466          8,035
                                                                     -----------    -----------
               Total Current Assets                                      916,857        289,271

Fixed Assets:
               Property & Equipment                                      483,907        205,896
               Less: Accumulated Depreciation                           (141,494)       (81,125)
                                                                     -----------    -----------
               Fixed Assets, net                                         342,413        124,771

Other Assets:
               Intangible and Other Assets                                 7.970          4,961
                                                                     -----------    -----------
               Other Assets, net                                           7,970          4,961

Total Assets                                                         $ 1,267,240    $   419,003
                                                                     ===========    ===========

                      Liabilities and Stockholders' Equity
                      ------------------------------------

Current Liabilities:
               Accounts Payable                                      $   188,979    $   186,876
               Accrued Liabilities                                        98,625        145,806
               Current Maturities of Long-Term Debt                      680,000        365,800
                                                                     -----------    -----------
               Total Current Liabilities                                 967,604        698,482

Long-Term Debt, Net of Current Maturities                              1,021,997      1,010,844
                                                                     -----------    -----------

Total Liabilities                                                      1,989,601      1,709,326


Stockholders' Equity:
               Common Stock, no par value, authorized 700,000,000
                 Shares, outstanding 12,147,299 and 11,205,036
                 Shares, respectively                                  4,147,140      1,435,407
               Preferred Stock, authorized 100,000,000 shares
                $1,000 par value, 12%, noncumulative,
                 Outstanding 56 and 56 shares, respectively               56,000         56,000
                $100 par value, none issued
               Treasury Stock, at cost                                  (250,000)
               Accumulated Deficit                                    (4,675,501)    (2,781,730)
                                                                     -----------    -----------
               Total Stockholders' Equity                               (722,361)    (1,290,323)


Total Liabilities and Stockholders' Equity                           $ 1,267,240    $   419,003
                                                                     ===========    ===========

    The accompanying notes are an integral part of the financial statements.

                     Medical Technology & Innovations, Inc.
                         Consolidated Income Statements
                           For the Years Ended June 30

                                                   (Restated)

                                                          1996             1995
                                                   -----------      -----------

Revenues                                           $   696,185      $   865,136
Cost of Goods Sold                                     535,148          575,177
                                                   -----------      -----------
               Gross Profit                            161,037          289,959


Operating Expenses:
               Advertising                             224,029           67,263
               Wages                                   775,762          281,839
               Leases                                   48,318           31,921
               Royalties                                35,554           61,384
               Interest                                111,153           63,544
               General and Administrative              859,992          477,087
                                                   -----------      -----------
               Total Operating Expenses              2,054,808          983,038
Net Loss                                           ($1,893,771)     ($  693,079)
                                                   ===========      ===========


Earnings (Loss) per common share:
               Net Loss                            ($     .159)     ($     .062)

    The accompanying notes are an integral part of the financial statements.

                     Medical Technology & Innovations, Inc.
                 Consolidated Statements of Stockholders' Equity
                           For the Years Ended June 30

                                                                                                                Total
                                    Common          Common       Preferred       Treasury     Accumulated    Stockholders'
                                    Shares           Stock         Stock          Stock         Deficit         Equity
                                  -----------    -----------   ------------   ------------    -----------    -----------

Balance at June 30, 1994           10,564,256    $ 1,070,406   $     56,000                   ($2,088,651)   ($  962,245)
Issuance of common stock              640,780        365,001                                                     365,001
Net loss                                                                                         (693,079)      (693,079)
                                  -----------    -----------   ------------   ------------    -----------    -----------
Balance at June 30, 1995           11,205,036      1,435,407         56,000                    (2,781,730)    (1,290,323)
Issuance of common stock            1,306,409      1,147,076                                                   1,147,076
Exercise of stock options             735,084      1,102,427                                                   1,102,427
Stock issued for services             217,520        462,230                                                     462,230
Purchase of treasury shares        (1,316,750)                                ($   250,000)                     (250,000)
Net loss (Restated)                                                                            (1,893,771)    (1,893,771)
                                  -----------    -----------   ------------   ------------    -----------    -----------
Balance at June 30, 1996           12,147,299    $ 4,147,140   $     56,000   ($   250,000)   ($4,675,501)   ($  722,361)
                                  -----------    -----------   ------------   ------------    -----------    -----------


    The accompanying notes are an integral part of the financial statements.

                     Medical Technology & Innovations, Inc.
                      Consolidated Statements of Cash Flows
                           For the Years Ended June 30

                                                                (Restated)

                                                                    1996           1995
                                                                -----------    -----------

Cash flows from operating activities:
Net Loss                                                        ($1,893,771)   ($  693,079)
Adjustments to reconcile net loss to net cash used in
operating activities:
                 Depreciation and Amortization                       60,522         66,422
                 Increase in Accounts Receivable                   (214,410)       (89,451)
                 (Increase) Decrease in Inventory                   (48,636)        18,553
                 Increase in Prepaid Expenses                      (156,431)        (8,035)
                 (Decrease) Increase in Accounts Payable            (47,234)        14,823
                 Increase in Accrued Liabilities                      2,156         51,909
                 Stock issued for services                          462,230
                                                                -----------    -----------
Net cash used in operating activities                            (1,835,574)      (638,858)

Cash flows from investing activities:
                 Purchase of fixed assets                          (278,011)       (25,074)
                 Increase in Intangible Asset                        (3,162)        (1,503)
                                                                -----------    -----------
Net cash used in investing activities                              (281,173)       (26,577)

Cash flows from financing activities:
                 Proceeds from issuance of stock, net             1,147,076        365,001
                 Proceeds from exercise of stock options, net     1,102,427
                 Acquisition of Treasury Stock                     (250,000)
                 Proceeds from issuance of notes payable            538,458        350,000
                 Repayment of notes payable                        (213,105)       (11,643)
                                                                -----------    -----------
Net cash from financing activities                                2,324,856        703,358
                                                                -----------    -----------
Net increase in cash                                                208,109         37,923
Cash at beginning of year                                            65,833         27,910
                                                                -----------    -----------
Cash at end of year                                             $   273,942    $    65,833
                                                                -----------    -----------

Supplemental Disclosures:
                 Cash paid during the year for interest              58,000         61,000


    The accompanying notes are an integral part of the financial statements.

                     Medical Technology & Innovations, Inc.
                   Notes to Consolidated Financial Statements

1. Organization. Medical Technology & Innovations, Inc. (the Company), f/k/a SouthStar Productions, Inc., is a Florida corporation engaged in the design, manufacture, and distribution of medical screening devices for medical professionals primarily involved in vision screening through its wholly-owned subsidiary, Medical Technology, Inc. (MTI). The Company derives substantially all of its revenues from the MTI PhotoscreenerTM, which is a patented product. The patent on the MTI PhotoscreenerTM expires in 2008.

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

3. Inventories. Inventories consisted of the following at June 30, 1996 and 1995:

                                                           1996           1995
                                                       --------       --------

            Raw materials                              $ 41,364       $ 29,571
            Work in process                              62,929         16,156
            Finished Goods                               43,717         53,647
                                                       --------       --------
                                                       $148,010       $ 99,374
                                                       ========       ========

4. Fixed Assets. Fixed assets consisted of the following at June 30, 1996 and 1995:

                                                           1996           1995
                                                       --------       --------

            Plant equipment                            $176,134       $116,135
            Land                                        200,000              0
            Computer equipment and software              54,454         48,489
            Furniture, fixtures, and improvements        53,319         41,272
                                                       --------       --------
                                                       $483,907       $205,896
                                                       ========       ========

5. Long-Term Debt. Long-Term Debt consisted of the following at June 30, 1996 and 1995:

                                                                           1996           1995
                                                                    -----------    -----------
      12% subordinated convertible notes, due May 1998              $   310,750    $   277,750

      8.5% note, due February 1, 1999, interest payable
      monthly, secured by a mortgage                                    234,000              0

      11.25% note, due February 1999, principal and interest
      payable monthly, secured by substantially all of the assets of the Company, except for the Company's patent, and
      guaranteed by the Company's President and major stockholder       170,982        211,296

      Convertible Venture agreement, royalties payable
      quarterly at the rate of  5.0% of sales paid in full
      in 1996                                                                 0        140,339

      7.0% notes, due 1998, principal and interest payable
      monthly, secured by substantially all of the assets of the
      Company, except for the Company's patent, and guaranteed by
      the Company's President and major stockholder                     130,500        131,261

      11.25% note, due March 2001, principal and interest payable monthly, secured by substantially all of the assets of the
      Company, except for the Company's patent and guaranteed by
      the Company's President and major stockholder                     126,862        125,000

      10.0% convertible note, due March 2001, interest
      payable quarterly                                                  93,799         84,908

      10.0% convertible note, due March 2002, interest
      payable quarterly                                                  86,814         78,584

      Secured notes payable, due various dates, interest
      payable various at 0% to 8%                                        74,465         76,362

      Unsecured notes payable, due various dates, interest
      payable various at 0% to 10%                                      473,825        251,144
                                                                    -----------    -----------
      Total notes payable                                             1,701,997      1,376,644
      Less: amounts due in one year                                    (680,000)      (365,800)
                                                                    -----------    -----------
                                                                    $ 1,021,997    $ 1,010,844
                                                                    ===========    ===========

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

6. Lease Expense. The Company leases various equipment and office space under operating lease agreements. Future minimum annual rentals for subsequent fiscal years are as follows at June 30, 1996:

            Fiscal               Lease
            Year                 Payments
            ----                 --------
            1997                 $20,100
            1998                  13,900
            1999                   6,000

7. Earnings(Loss) Per Share. Earnings(loss) per common share is computed by dividing net income(loss) by the weighted average number of common shares and common share equivalents outstanding. The average number of shares used to compute primary earnings per share was 11,887,775 and 11,161,512 for the fiscal years ended June 30, 1996 and 1995 respectively. The difference between primary and fully diluted earnings (loss) per share was not material in either year.

8. Income Taxes. The Company did not incur any income tax expense for its fiscal years ending June 30, 1996 and 1995 respectively. As of June 30, 1996 the Company has sustained approximately $4.0 million in net operating losses (NOLs) for tax purposes. These NOLs will expire in various amounts if not utilized between 2004 and 2011 and are subject to limitations should the ownership of the Company significantly change. The deferred tax asset resulting from the above NOL carryforwards has not been recorded in the accompanying financial statements since management believes a valuation allowance is necessary to reduce the deferred tax asset. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income.

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

      The following is a summary of stock option transactions:

                                                         1996
                                                   ----------
      Outstanding, beginning of year                        0
      Options granted                               3,500,000
      Options exercised                              (735,084)
      Options cancelled                                (9,936)
                                                   ----------
      Outstanding, end of year                      2,754,980
      Exercisable, end of year                        914,980

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

13. Fair Value of Financial Instruments. The estimated fair values of the Company's financial instruments as of June 30, 1996 and 1995 are as follows:

                                     1996                      1995
                            -----------------------   -----------------------
                            Carrying     Fair         Carrying     Fair
                            Amount       Value        Amount       Value

      Accounts Receivable   $  330,439   $  330,439   $  116,029   $  116,029
      Accounts Payable         139,642      139,642      186,876      186,876
      Accrued Expenses         147,962      147,962      145,806      145,806
      Long-term debt         1,701,997    1,701,997    1,376,644    1,376,644

      The estimated fair value of long-term debt approximates the carrying amount based upon the borrowing rates currently available to the Company for loans with similar terms and maturities. The fair value of accounts receivable, accounts payable, and accrued expenses approximates their carrying amount.

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

15. Geographic Area Information. The Company sells its products both domestically and internationally. All international transactions are conducted in U.S. currency. Information concerning operations by principal geographic area was as follows:

                            United         Asia/
                            States         Pacific        Europe         Consolidated
                            ------         -------        ------         ------------

      June 30, 1996
      Revenues              $   525,185    $   154,000    $    17,000    $   696,185
      Net Earnings(Loss)     (1,521,272)      (335,467)       (37,032)    (1,893,771)
      Identifiable Assets     1,185,240         69,000         13,000      1,267,240


      International sales did not exceed more than 10% of sales during the year ended June 30, 1995.


16. Restated Financial Statements. Subsequent to the issuance of the Company's financial statements, management discovered that certain transactions involving the issuance of common stock for services had inadvertently been excluded. The inclusion of these items in the restated financial statements based upon their fair market value on the date of issuance had the effect of increasing the net loss for 1996 by $377,230 ($.031 per share).


17. Subsequent Events (Unaudited). In August of 1996 the Company acquired the net assets of Steridyne Corporation, a Florida Corporation (hereinafter Steridyne), for approximately $4.8 million. This acquisition will be accounted for by the purchase method of accounting. Accordingly, the purchase price will be allocated to assets acquired and liabilities assumed based upon their estimated fair values. Prior to the acquisition, Steridyne was a Subchapter S Corporation with a fiscal year ending September 30. Steridyne's net revenues for its fiscal year ending September 30, 1995 and income before officer/shareholder salaries were approximately $3.3 million and $400,000 respectively.

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

                                    PART III.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

                      POSITION WITH                     DATE ELECTED        TERM OF
NAME                  COMPANY                           DIRECTOR            OFFICE         AGE
Jeremy Feakins        Director, Chief Executive
                      Officer, and President            April 1996          3 years        43


Steven Gill           Director, Executive
                      Vice President, and
                      Chief Financial Officer           April 1996          3 years        36

George Hartman        Senior Vice President of
                      Sales and Marketing               April 1996          3 years        52

William Scott         Director                          April 1996          1 year         64

Thomas Penaluna       Director                          April 1996          2 years        47

John Behrmann         Director                          April 1996          1 year         61

Matthew Crimmins      Director                          April 1996          1 year         63

BUSINESS EXPERIENCE OF DIRECTORS

Mr. Feakins was elected to the Board in April of 1996. Since 1989, he has served as President of Medical Technology, Inc. (MTI) and in October 1995, became the President and Chief Executive Officer of Medical Technology & Innovations, Inc. From 1980 to 1986, he was the Managing Director of Craft Master, Limited, a South African corporation, which was a manufacturer and exporter of point of purchase display systems. Mr. Feakins received his degree in accounting and computer studies from the Royal Naval College, Ipswich, Suffolk, England.

Mr. Behrmann has been a director since April 1996. Mr. Behrmann is a director of First American Health Concepts, Inc., a public company in the optical insurance business and owner and operator of Evergreen Industries, Inc., a company with interests in commercial deer farming and real estate. He is also a stockholder and chairman of the board of Preston Reynolds & Co., Inc., an investment banking firm with special emphasis on the oil and gas industry and a stockholder and director of Redstone Resources, Inc., a company engaged in natural gas exploration. Mr. Behrmann was formerly a Senior Vice President, Chief Financial Officer, and director of Dentsply International, Inc., a health care company, is a C.P.A and holds a B.S. degree in Commerce and Finance from Bucknell University, Lewisburg, Pennsylvania.

Mr. Crimmins has been a director since April 1996. From 1965 to 1995, he was with Polaroid Corporation where he held a number of executive positions with responsibility in many functional areas including, commercial, technical, and manufacturing operations. He was a Senior Director of Polaroid at retirement. Mr. Crimmins received a B.S. (Physics) degree from Holy Cross, a M.S. (Electrical Engineering) degree from Northeastern, and a M.B.A. from Boston College.

Mr. Gill was elected to the Board in April 1996. Prior to becoming with the Company, he was an attorney engaged in the private practice of law. He is a member of Iowa State Bar. He is also a C.P.A., and from 1983 to 1989, he was an accountant and worked for Price Waterhouse, Arthur Andersen, and Motorola. Mr. Gill received his B.B.A. (Accounting), M.A. (Accounting), and J.D. degrees from the University of Iowa. Mr. Gill serves as Executive Vice President and Chief Financial Officer of the Company.

Mr. Hartman was elected to the Board in April 1996. Since October 1995, he has served as Senior Vice President of Sales and Marketing. From 1987 to 1995, he was a with the Jay Group and held a number of executive positions, including National Sales Manager and Vice President of Sales and Marketing. Mr. Hartman received his undergraduate degree from Juniata College.

Mr. Penaluna has been a director since April 1996 and is currently President and Chief Executive Officer of Credit Bureau Enterprises. He is also President and Chief Executive Officer of Paragon Solutions, Inc., a medical billing service company, and a director of Valichek, Inc. Mr. Penaluna received his undergraduate and graduate degrees from Mankato State University.

Mr. Scott was elected to the Board in April 1996. He is a Professor of Ophthalmology at the Iowa College of Medicine. Mr. Scott is a graduate of the University of Iowa.

BUSINESS EXPERIENCE OF SIGNIFICANT OFFICER

Robert Ballheim joined the Company in May 1993 as Executive Vice President of Engineering. From 1967 to 1993, he was with Chamberlain Manufacturing Corporation where he held a number of executive positions, including Director of the Ammunition Development Group, Vice President and General Manager, R & D Division, and Vice President, Engineering, Waterloo Division. Mr. Ballheim received his B.S. degree in mathematics from the University of Northern Iowa.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of its Common Stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission (SEC). Officers, directors, and greater than ten-percent stockholders are required by SEC regulation to furnish the Company with copies of all ownership forms they file.

Based solely on its review of the copies of such form received by it, or based upon representations that no Form 5 was required, Messrs Feakins, Ballheim, Gill, Hartman, Penaluna, and Scott did not timely file Forms 3, 4, or 5 for the fiscal year ending June 30, 1996 as follows:

Name                No. of Late Reports           No. of Late Transactions.
----                -------------------           -------------------------

Jeremy Feakins                 3                             2
Robert Ballheim                3                             2
Steven Gill                    2                             1
George Hartman                 3                             2
Tom Penaluna                   2                             0
William Scott                  1                             0

Item 10.  Executive Compensation

SUMMARY COMPENSATION TABLE

The following table sets forth information concerning the compensation of the Company's Executive Officers whose compensation exceeded $100,000 for the fiscal year ending June 30, 1996.


---------------------------------------------------------------------------------------------------------------------------------
    Name and Principal     Fiscal           Annual Compensation             Long-Term Compensation                   All Other
    Position               Year                                                                                      Compensation
---------------------------------------------------------------------------------------------------------------------------------
                                    Salary        Bonus    Other Annual             Awards                Payouts
                                                           Compensation
---------------------------------------------------------------------------------------------------------------------------------
                                                                         Restricted       Options/SARs    LTIP
                                                                         Stock Award(s)                   Payouts
---------------------------------------------------------------------------------------------------------------------------------
J. Feakins,                1996     $123,000      0        $212,500                       500,000         0          0
President and Chief
Executive Officer (1)
---------------------------------------------------------------------------------------------------------------------------------
R. Ballheim,               1996       87,000      0          42,500                       500,000         0          0
Executive Vice
President of
Engineering
---------------------------------------------------------------------------------------------------------------------------------

----------
1. Mr. Feakins is furnished with an automobile for business and personal use. The compensation specified in the preceding table does not include the value of non-business use as the amount is not material.

                     STOCK OPTION GRANTS IN LAST FISCAL YEAR

                               (Individual Grants)

Name           # of Shares Common Stock     % of Total Options Granted to      Exercise of Base Price ($/share)    Expiration Date
                  Underlying Options          Employees in Fiscal Year
                     Granted (1)
J. Feakins             500,000                           25%                                $1.50                        (2)
R. Ballheim            500,000                           25%                                $1.50                        (2)
S. Gill                500,000                           25%                                $1.50                        (2)
G. Hartman             500,000                           25%                                $1.50                        (2)

----------
1. Options become exercisable at the rate of 40,000 per calendar quarter, commencing June 30, 1996 for 11 quarters with 60,000 in the 12th quarter. Options not yet exercisable in the event of cessation of employment are forfeited by the individual participant unless there is a change of control of the Company. In which event, all options granted are immediately exercisable. The number of options granted to Mr. Hartman are dependent upon achieving certain sales targets and may be reduced, but not below 20,000 per calendar quarter.

2. The expiration dates for the options granted are two (2) years from the date the options become exercisable.


       AGGREGATED OPTION EXERCISES IN THE FISCAL YEAR ENDED JUNE 30, 1996
                        AND FISCAL YEAR END OPTION VALUES

---------------------------------------------------------------------------------------------------------------------------------
Name             # of Shares Acquired     Value Realized   # of Shares of Common       Exercisable/Un-      Value of Unexercised
                      on Exercise                             Stock Underlying          exercisable         in-the-money Options
                                                             Unexercised Options @                             Exercisable/Un-
                                                                Fiscal Year End                                 exercisable
---------------------------------------------------------------------------------------------------------------------------------
J. Feakins       0                        0                   500,000                  40,000/460,000          60,000/690,000
---------------------------------------------------------------------------------------------------------------------------------
R. Ballheim      0                        0                   500,000                  40,000/460,000          60,000/690,000
---------------------------------------------------------------------------------------------------------------------------------
S. Gill          0                        0                   500,000                  40,000/460,000          60,000/690,000
---------------------------------------------------------------------------------------------------------------------------------
G. Hartman       0                        0                   490,064                  30,064/460,000          45,096/690,000
---------------------------------------------------------------------------------------------------------------------------------

1996 STOCK OPTION PLAN

In April of 1996, the Company's Shareholders approved the 1996 Stock Option Plan, which allows the Board of Directors to grant up to 3.0 million options. No options have been granted under the 1996 Stock Option Plan.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information concerning all persons known to the Company to be the beneficial owners of more than 5% of the Company's Common Stock, (ii) the ownership interest of each director and nominee, and (iii) by all directors and executive officers as a group calculated as of June 30, 1996.

                                                      AMOUNT AND NATURE                PERCENT OF
NAME                   POSITION                       OF BENEFICIAL OWNERSHIP(1)       OWNERSHIP
---------              -------------                  --------------------------       ------
Jeremy Feakins         Director, Chief Executive      5,410,461 shs                    44.54%
                       Officer, and President

Robert Ballheim        Executive Vice President         125,837 shs                     1.04%
                       of Engineering

John Behrmann          Director                               0                         0.00%

Matthew Crimmins       Director                               0                         0.00%

Steven Gill            Director, Executive               40,000 shs                     0.33%
                       Vice President and
                       Chief Financial Officer

George Hartman         Director and Senior Vice          35,064 shs                     0.29%
                       President of Sales and
                       Marketing

Thomas Penaluna        Director                          92,172 shs(2)                  0.75%

William Scott          Director                               0                         0.00%

All Executive
Directors and
Officers as a Group                                   5,703,534                        46.95%

----------
1.    Includes options exercisable within 60 days from June 30, 1996.

2. Includes 92,172 shares owned by a partnership in which Mr. Penaluna is a partner.

Item 12.  Certain Relationships and Related Transactions

From November 1995 to May 1996, Jeremy Feakins, President, Chief Executive Officer, and Director loaned the Company approximately $108,000. The above loan was an unsecured promissory note and was non-interest bearing.
The above-described loan was repaid by the company in July 1996.

Item 13.  Exhibits and Reports on Form 8-K

(a)   Exhibits:

3.1 Articles of Incorporation of SouthStar Productions, Inc., n/k/a Medical Technology & Innovations, Inc. [Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-18 (File No. 33-27610-A), filed March 17, 1989]

3.2 Amendment to the Articles of Incorporation for SouthStar Productions, Inc., which changed its name to Medical Technology & Innovations, Inc. [Incorporated by reference to the Company's Current Report on Form 8-K for an event on September 21, 1995]

3.3 Restated Articles of Incorporation for Medical Technology & Innovations, Inc.[Incorporated by reference to Exhibit 3.3 to the Company's Annual Report on Form 10-KSB (File No. 33-27610-A), filed September

      30, 1996]

3.4 By-laws [Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-18 (File No. 33-27610-A), filed March 17, 1989]

10.1 Share Exchange Plan between SouthStar Productions, Inc. and Medical Technology, Inc. [Incorporated by reference to the Company's Current Report on Form 8-K for an event on August 21, 1995]

10.2 Asset purchase agreement for the purchase and sale of certain assets of Steridyne Corporation [Incorporated by reference to the Company's Current Report on Form 8-K for an event on July 31, 1996]


10.3 Medical Technology & Innovations, Inc. 1996 Stock Option Plan. [Incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-KSB (File No. 33-27610-A), filed September 30, 1996]


10.4 SouthStar Productions, Inc. Stock Purchase Plan 1995a (Financial Public Relations Consulting Agreement) [Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (File No. 33-27610-A), filed August 23, 1995]

10.5 Medical Technology & Innovations, Inc. 1996b Stock Purchase Plan (Consulting Agreement) [Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (File No. 33-27610-A), filed April 22, 1996]


10.6 Form of Employment Agreement, Covenant not to Compete, and Stock Option Agreement between the Company and key employees. [Incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-KSB (File No. 33-27610-A), filed September 30, 1996]

10.7 Purchase Agreement dated January 31, 1996 between the Company and Glenn and Ruth Schultz. [Incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-KSB (File No. 33- 27610-A), filed September 30, 1996]


16.1 Letter on change in certifying accountant [Incorporated by reference to the Company's Current Report on Form 8-K for an event on April 26, 1996]

21.0  Subsidiary of the Company.

            Medical Technology, Inc., an Iowa corporation


23.1  Consent of Simon Lever & Company.


24.1  Form of Power of Attorney as indicated on Page 22 of this Form 10-KSB.

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

27    Financial Data Schedule

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       AND

BY:                                      BY:
   /s/ JEREMY P. FEAKINS                    /s/ STEVEN GILL
   -----------------------------            -----------------------------------
   Jeremy  P. Feakins, President            Steven Gill, Executive Vice
   and Chief Executive Officer              President, Chief Financial Officer,
                                            and Secretary

Date:  October 30, 1996.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ JEREMY P. FEAKINS                      /s/ STEVEN GILL
---------------------------------          -----------------------------------
Jeremy  P. Feakins, President              Steven Gill, Executive Vice
and Chief Executive Officer,               President, Chief Financial Officer,
Chairman, and Director                     Secretary, and Director

/s/ GEORGE H. HARTMAN, III                 /s/ JOHN BEHRMANN*
---------------------------------          -----------------------------------
George H. Hartman, III, Sr. Vice           John Behrmann, Director
President of Sales and Marketing,
and Director

                                           /s/ TOM PENALUNA*
---------------------------------          -----------------------------------
Matthew Crimmins, Director                 Tom Penaluna, Director

---------------------------------
William Scott, Director

----------
* Pursuant to Power of Attorney

Date:  October 30, 1996.

                           LIMITED POWER OF ATTORNEY


KNOW ALL MEN BY THESE PRESENTS that John R. Behrmann has made, constituted and appointed, and by these presents does make, constitute and appoint Steven Gill, as true and lawful attorney for me and in my name, place and stead giving and granting unto my said attorney above-named, full power and authority to do and perform all and every act and thing whatsoever requisite and necessary to be done in and about the premises as fully, to all intents and purposes, as I might or could do if personally present, with full power of substitution and revocation, hereby ratifying and confirming all that he, my said attorney, or his substitute shall lawfully do or cause to be done by virtue hereof as follow:

          TO SIGN ON MY BEHALF, MEDICAL TECHNOLOGY AND INNOVATIONS, INC.'S, FORM 10-KSB-A FOR THE FISCAL YEAR ENDING JUNE 30, 1996.

IN WITNESS THEREOF, I have hereunto set my hand and seal this ________ day of October, 1996.

          Sealed and delivered in the presence of:


-----------------------------                       ---------------------------
                                                    John R. Behrmann
-----------------------------

STATE OF ________________

COUNTY OF _______________

          BE IT KNOWN that on October _____, 1996 before me, a Notary Public, in and for the State of __________, duly commissioned and sworn, personally appeared John R. Behrmann to me personally known and known to me to be the person described in and who executed the within Power of Attorney and who acknowledged the within Power of Attorney, to be his Act and Deed.

          IN WITNESS WHEREOF, I have hereunto set my name and official seal the day and year last above written.

                                           ------------------------------------
                                           NOTARY PUBLIC

                                           My Commission Expires: