Form 10QSB
period 1996-09-30
MEDICAL TECHNOLOGY & INNOVATIONS INC /FL/
filed 1996-11-14
CIK 847464

================================================================================



                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1996

[    ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
         EXCHANGE ACT

         For the transition period from               to
                                        -------------    -----------------

                       Commission File Number: 33-27610-A

                     MEDICAL TECHNOLOGY & INNOVATIONS, INC.
        (Exact name of small business issuer as specified in its charter)

                 Florida                               59-2954561
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


         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
YES [X]  No [ ]

         As of September 30, 1996 12,678,280 shares of Common Stock, no par value, of the registrant were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Portions of the registrant's annual report filed with the Securities and Exchange Commission on Form 10-KSB, filed September 30, 1996.



================================================================================

                     MEDICAL TECHNOLOGY & INNOVATIONS, INC.


                                TABLE OF CONTENTS



PART I.           FINANCIAL INFORMATION                                                 2

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets
                    September 30, 1996 and June 30, 1996                                3

                  Condensed Consolidated Income Statements
                    For the Three Months ended September 30, 1996 and 1995              4

                  Condensed Consolidated Statements of Stockholders'
                    Equity                                                              5

                  Condensed Consolidated Statements of Cash Flows
                    For the Three Months ended September 30, 1996 and 1995              6

                  Notes to Condensed Consolidated
                    Financial Statements                                             7-10

         Item 2.  Management's Discussion and Analysis or
                       Plan of Operation                                            11-12

PART II.          OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K                                   13-14


SIGNATURES                                                                            15


                         PART I - FINANCIAL INFORMATION

                     Medical Technology & Innovations, Inc.
                      Condensed Consolidated Balance Sheets
                      September 30, 1996 and June 30, 1996

                                     Assets

                                                                      September 30,
                                                                          1996            June 30,
                                                                       (Unaudited)          1996
                                                                      ------------      -----------
Current Assets:
         Cash and cash equivalents                                    $ 1,177,875       $   273,942
         Accounts Receivable, less allowances of
            $44,000 and $30,000, respectively                             753,843           330,439
         Inventory                                                        814,333           148,010
         Prepaid Expenses                                                 145,297           164,466
                                                                      -----------       -----------
         Total Current Assets                                           2,891,348           916,857

Fixed Assets:
         Land                                                             382,000           200,000
         Equipment, less accumulated depreciation
           of $141,758 and $141,494, respectively                         881,449           142,413
                                                                      -----------       -----------
         Fixed Assets, net                                              1,263,449           342,413

Other Assets:
         Intangible and Other Assets                                    2,914,565             7,970
                                                                      -----------       -----------

Total Assets                                                          $ 7,069,362       $ 1,267,240
                                                                      ===========       ===========


                             Liabilities and Stockholders' Equity
Current Liabilities:
         Accounts Payable                                             $   102,587       $   188,979
         Accrued Liabilities                                              238,141            98,625
         Current Maturities of Long-Term Debt                             192,000           680,000
                                                                      -----------       -----------
         Total Current Liabilities                                        532,728           967,604

Long-Term Debt, Net of Current Maturities                               1,181,204         1,021,997
                                                                      -----------       -----------

Total Liabilities                                                       1,713,932         1,989,601

Stockholders' Equity
         Common Stock, no par value, authorized
             700,000,000 shares, outstanding 12,678,280
             and 12,147,299 shares, respectively                        4,984,074         4,147,140
         Series A Convertible Preferred Stock, $100
             par value, authorized 70,000 shares,
             outstanding 67,200 shares and 0 shares,
              respectively                                              5,971,872
          Preferred Stock, authorized 100,000,000 shares
             $1,000 par value, 12%, noncumulative,
             Outstanding 22.5 and 56 shares, respectively                  22,500            56,000
         $100 par value, none issued
         Treasury Stock, at cost                                         (268,367)         (250,000)
         Accumulated Deficit                                           (5,354,649)       (4,675,501)
                                                                      -----------       -----------
         Total Stockholders' Equity                                     5,355,430          (722,361)

Total Liabilities and Stockholders' Equity                            $ 7,069,362       $ 1,267,240
                                                                      ===========       ===========



                 The accompanying notes are an integral part of
                       the condensed financial statements.

                     Medical Technology & Innovations, Inc.
                    Condensed Consolidated Income Statements
       For the Three Months Ended September 30, 1996 and 1995 (Unaudited)


                                                Three Months Ended September 30,

                                                      1996             1995
                                                      ----             ----
Revenues                                            $832,092         $151,873
Cost of Goods Sold                                   617,347          132,062
                                                     -------          -------
             Gross Profit                            214,745           19,811
Operating Expenses:
             Advertising                              66,205           16,347
             Wages                                   451,417           53,420
             Leases                                   11,902            4,834
             Royalties                                20,670           11,819
             Interest                                 48,628           32,142
             General and Administrative              295,071           79,748
                                                     -------           ------
             Total Operating Expenses                893,893          198,310
Net Loss                                           ($679,148)       ($178,499)
                                                    ========          =======

Earnings (Loss) per common share:
             Net Loss                                 ($.055)          ($.016)

                 The accompanying notes are an integral part of
                       the condensed financial statements.

                     Medical Technology & Innovations, Inc.
      Condensed Consolidated Statements of Stockholders' Equity (Unaudited)



                                                                            Series A
                                                                           Convertible          Convertible
                                          Common            Common          Preferred           Preferred           Treasury
                                          Shares            Stock              Stock               Stock              Stock
                                      ------------       ------------       ------------       ------------       ------------

Balance at June 30, 1994                10,564,256         $1,070,406                          $     56,000
Issuance of Common Stock                   640,780            365,001
Net Loss
                                       -----------         ----------       ------------        -----------          ---------

Balance at June 30, 1995                11,205,036          1,435,407                                56,000

Issuance of Common Stock                 1,306,409          1,147,076
Exercise of Stock Options                  735,084          1,102,427
Stock Issued for Services                  217,520            462,230
Purchase of Treasury Shares             (1,316,750)                                                                  ($250,000)
Net Loss
                                       -----------         ----------       ------------        -----------          ---------
Balance at June 30, 1996                12,147,299          4,147,140                                56,000           (250,000)


Sale of 70,000 Series A
 Convertible Preferred Stock,
  net of issuance costs                                                     $  6,220,700
Conversions of Preferred Stock
  into Common Stock                        195,692            282,328           (248,828)           (33,500)
Exercise of Stock Options                  194,737            292,106
Issuance of Common Stock                   100,000            150,000
Stock Issued for Services                   50,000            112,500
Purchase of Treasury Shares                 (9,448)                                                                    (18,367)
Net Loss
                                       -----------         ----------       ------------        -----------          ---------
Balance at September 30,
  1996 (Unaudited)                      12,678,280       $  4,984,074       $  5,971,872       $     22,500          ($268,367)







                                                            Total
                                       Accumulated       Stockholders'
                                         Deficit             Equity
                                      ------------       ------------
Balance at June 30, 1994             ($ 2,088,651)         ($962,245)
Issuance of Common Stock                                     365,001
Net Loss                                 (693,079)          (693,079)
                                     ------------         ----------
Balance at June 30, 1995               (2,781,730)         1,290,323)

Issuance of Common Stock                                   1,147,076
Exercise of Stock Options                                  1,102,427
Stock Issued for Services                                    462,230
Purchase of Treasury Shares                                 (250,000)
Net Loss                               (1,893,771)        (1,893,771)
                                     ------------         ----------

Balance at June 30, 1996               (4,675,501)          (722,361)

Sale of 70,000 Series A
 Convertible Preferred Stock,
  net of issuance costs                                    6,220,700
Conversions of Preferred Stock
  into Common Stock                                                0
Exercise of Stock Options                                    292,106
Issuance of Common Stock                                     150,000
Stock Issued for Services                                    112,500
Purchase of Treasury Shares                                  (18,367)
Net Loss                                 (679,148)          (679,148)
                                     ------------         ----------

Balance at September 30,
 1996 (Unaudited)                     ($5,354,649)        $5,355,430



                 The accompanying notes are an integral part of
                       the condensed financial statements.

                     Medical Technology & Innovations, Inc.
           Condensed Consolidated Statements of Cash Flows (Unaudited)
             For the Three Months Ended September 30, 1996 and 1995


                                                                       Three Months Ended September 30,
                                                                            1996              1995
                                                                            ----              ----
Cash flows from operating activities:
Net Loss                                                                ($679,148)        ($178,499)
Adjustments to reconcile net loss to net cash used in
operating activities:
               Depreciation and Amortization                               60,840            14,606
               Increase in Accounts Receivable                            (46,412)           (9,635)
               (Increase) Decrease in Inventory                           (88,985)           28,889
               Decrease in Prepaid Expenses                                21,169             1,340
               (Decrease) Increase in Accounts Payable                   (156,466)           24,573
               Increase in Accrued Liabilities                            139,516            76,976
               Stock issued for services                                  112,500                 0
                                                                          -------        ----------
Net cash used in operating activities                                    (636,986)          (41,750)

Cash flows from investing activities:
               Purchase of Net Assets of Steridyne                     (4,474,565)
               Purchase of Fixed Assets                                   (64,311)             (544)
                                                                       ----------              ----
Net cash used in investing activities                                  (4,538,876)             (544)

Cash flows from financing activities:
               Proceeds from issuance of Series A
                 preferred stock, net                                   6,220,700
               Proceeds from issuance of stock, net                       150,000
               Proceeds from exercise of stock options, net               292,106
               Acquisition of Treasury Stock                              (18,367)
               Repayment of notes payable                                (564,644)           (6,130)
                                                                        ---------          --------
Net cash from (used in) financing activities                            6,079,795            (6,130)
Net increase (decrease) in cash and cash equivalents                      903,933           (48,424)
Cash and cash equivalents at beginning of period                          273,942            65,833
                                                                       ----------            ------
Cash and cash equivalents at end of period                             $1,177,875           $17,409



                 The accompanying notes are an integral part of
                       the condensed financial statements.

                     Medical Technology & Innovations, Inc.
              Notes to Condensed Consolidated Financial Statements

1. Condensed Financial Statements. The unaudited condensed consolidated financial information contained in this report reflects all adjustments (consisting of normal recurring accruals) considered necessary, in the opinion of management, for a fair presentation of results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1996 Annual Report on Form 10-KSB/A. The results of operations for periods ended September 30 are not necessarily indicative of operations for the full year.

2.     Summary of Significant Accounting Policies.

       a. Principles of Consolidation. The consolidated financial statements include the Company and its wholly-owned subsidiaries. All significant intercompany items have been eliminated.

       b. Reclassifications. Certain amounts in the prior periods' condensed consolidated financial statements have been reclassified to conform with the current period presentation.

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

       g. Cash and Cash Equivalents. For purposes of the consolidated financial statement presentation and reporting cash flows, all liquid investments with original maturities of three months or less are considered to be cash equivalents.

       h. Income Taxes. Deferred income taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

       i.    Advertising. Advertising costs are expensed as incurred.

       j. Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       k. Stock Based Compensation. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", was issued in October 1995. Statement No. 123 encourages companies to adopt a new accounting method for recognizing stock-based expense based upon the estimated fair value of employee stock options. Statement No. 123 allows companies to retain the approach set forth in APB Opinion 25, "Accounting for Stock Issued to Employees", provided that pro-forma disclosures about net income (loss) and earnings (loss) per common share are computed as if those provisions had been applied. Statement No. 123 must be adopted during the year ending June 30, 1997. The Company does not intend to adopt the fair value method of accounting for stock based compensation under Statement No. 123.

3.     Stock Option Plans.

       The following is a summary of stock option transactions:

       Outstanding, July 1, 1996                                  2,754,980
       Options granted                                                    0
       Options exercised                                           (194,737)
       Options cancelled                                            (13,825)
                                                                  ---------
       Outstanding, September 30, 1996                            2,546,418
       Exercisable, end of period                                   866,418

4. Business Combination. On October 2, 1995 the Company acquired all the outstanding shares of Medical Technology, Inc. (MTI) by exchanging 10,263,733 shares of the Company's common stock for all of the outstanding stock of MTI. After the acquisition, MTI shareholders owned 88% of the fully diluted common stock of the Company. This acquisition, commonly referred to as a reverse merger, was accounted for using the pooling of interests method of accounting. Therefore, the Company's consolidated financial statements and information reported for periods prior to the merger have been restated to include MTI for the periods presented. Prior to the merger the Company was not actively conducting business and had no net assets on October 2, 1995.

       On August 1, 1996 the Company acquired the net assets of Steridyne Corporation, a Florida Corporation (hereinafter Steridyne), for approximately $4.8 million, which was accounted for by the purchase method of accounting. The purchase price has been allocated to assets acquired and liabilities assumed based upon their estimated fair values. Steridyne is a manufacturer and distributor of thermometer sheaths, probe covers, and anti-decubitus gel cushions. Steridyne also distributes both glass and digital thermometers. Steridyne's results of operations have been included in the consolidated financial statements from the date of acquisition.

       The acquisition resulted in goodwill of approximately $2.5 million, which will be amortized over a period of 15 years. Included in the purchase price of Steridyne is contingent consideration of approximately $230,000. Additional consideration may be paid based upon gross profits of Steridyne through 1999. Any additional consideration would be accounted for a goodwill.

       The following unaudited pro forma summary presents the results of operations as if the acquisition had occurred July 1, 1996 and for a comparable period in 1995. Prior to the acquisition, Steridyne was a Subchapter S Corporation and its former owners declared bonuses to themselves for the excess of revenues over expenses, including their salaries. The Company has retained the former owners as employees for one year to assist in the management of Steridyne. Their present salaries approximate their salaries before bonuses from the S Corporation. This summary does not purport to be indicative of what would have occurred had the acquisition been made as of these dates or of results which may occur in the future. This method of combining the companies is for the presentation of unaudited proforma results of operations and does not reflect charges to the income statement resulting from the purchase price allocation. Actual consolidated income statements of the Company will be combined from the effective date of the acquisition forward with no retroactive restatement.

                                                  Three Months Ended
                                                     September 30
                                                1996               1995
                                                ----               ----

          Revenue                           $1,052,826           $967,086

          Net Income (Loss)                  ($617,626)         ($158,171)

          Earnings (Loss)
            per common share                     ($.05)            ($.014)

5. Preferred Stock. The Company has two classes of preferred stock. The $1,000 par value convertible preferred stock is convertible into 14,985 shares of the Company's common stock. The Series A convertible preferred stock has no dividend, an 8% cumulative accretion, and may be redeemed as follows (per share):

              Date of Redemption
              Following Issuance                         % of Stated Value
              ------------------                         -----------------
                 12 - 18 months                                  130%
                 18 - 24 months                                  125%
                 24 - 30 months                                  120%
                 30 - 36 months                                  115%

       The Series A convertible preferred stock is convertible into approximately 4.3 million shares of the Company's common stock as of September 30, 1996. The Series A preferred stock conversion rate is lower of the approximate market rate or $2.72. As of September 30, 1996, 44,800 shares of the Series A preferred stock were convertible. The remaining 22,400 shares will become convertible in October of 1996. All Series A preferred shares outstanding as of July 1999 must be converted into the Company's common stock. The Series A convertible preferred stock has a liquidation preference of $6,832,000 as of September 30, 1996.

6. Warrants. The Company has outstanding warrants to purchase 3.8 million shares of common stock as of September 30, 1996. The warrants relate to grants made in connection with an equity issuance and various services rendered. The warrants can be exercised at prices ranging from $2.25 to $2.72 per share. 3.1 million warrants expire in July 2001.

       Included in the warrants outstanding at September 30, 1996 are 700,000 conditional warrants, which are exercisable if the Company's stock reaches the following prices:

                     No. of Warrants           Stock Price
                     ---------------           -----------
                     200,000                   $2.25
                     250,000                   $3.00
                     250,000                   $3.50

       These warrants are scheduled to expire in September 1999, but may expire as of September 1997, if the Company's stock price does not reach $2.25.

Item 2. Management's Discussion and Analysis or Plan of Operation

This analysis should be read in conjunction with the condensed consolidated financial statements, the notes thereto, and the financial statements and notes thereto included in the Company's June 30, 1996 Annual Report on Form 10-KSB/A.

All nonhistorical information contained in this Form 10-QSB is a forward looking statement. The forward looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward looking statements. Factors that might cause such differences include, but are not limited to the following, a slower acceptance of the MTI Photoscreener(TM) in the marketplace, failure to successfully integrate Steridyne Corporation in the operations of the Company, changes in economic trends, and other unforeseen situations or developments. Readers are cautioned not to place undue reliance on these forward looking statements, which reflect management's analysis only as of the date hereof.

Results of Operations

Comparison of Three Month Period Ended September 30, 1996 and 1995

Revenue for the three months ended September 30, 1996 increased approximately $680,000 over the comparable 1995 period. Revenues increased substantially due to the Company's acquisition of the net assets of Steridyne on August 1, 1996. Below is an analysis of sales, gross profit, and operating expenses for the Company's two operating subsidiaries(1):

                                             1996             1995
                                             ----             ----

Revenues:
         MTI                             $266,135         $151,873
         Steridyne                        565,957          523,051
                                          -------          -------
Total Revenue                             832,092          674,924

Gross Profit:
         MTI                              103,769           19,811
         Steridyne                        110,976          146,735
                                          -------          -------
Total Gross Profit                        214,745          166,545

Operating Expenses:
         MTI                              673,825          198,310
         Steridyne(2)                     220,068          146,796
                                          -------          -------
Total Operating Expenses                  893,893          345,106

REVENUE: Revenue from MTI increased 75.2% as a result of (1) increased product sales of the MTI Photoscreener(TM), (2) an increase in the average unit sales price, and (3) an increase in the price of the MTI Photoscreener(TM) from $3,000 to $4,000 effective September 1, 1996. Unit sales of the MTI Photoscreener(TM)


-------------
1 All financial information regarding MTI is for three months from July 1 through September 30 and Steridyne is for two months from August 1 through September 30 for the periods indicated and reflects the purchase price allocation. The 1995 financial information for Steridyne is presented for comparative purposes only and does not reflect the purchase price allocation.

2 Prior to its acquisition Steridyne was a Subchapter S Corporation.
  See note 4 to the condensed financial statements. Operating expenses for Steridyne does not include, officer/shareholder bonuses and is presented solely for comparative purposes.

increased from 102 units to 117 units for the comparable period. Management expects MTI's net revenue for the second quarter to increase over the comparable period in 1995, because net sales in October 1996 of approximately $165,000 have exceeded net revenues of the comparable period of approximately $120,000. Approximately 75% of October 1996 net sales were attributable to an order by one customer.

Revenue from Steridyne increased 8.2% from the prior comparable period. The increase was attributable to the sales of a new product (i.e. the pacifier thermometer). Management expects Steridyne's net revenue for the second quarter to increase, because three full months of revenues for the second quarter will be included in its results of operations as compared to two months for the first quarter.

GROSS PROFIT: Gross profits from MTI increased from 13% of revenues for the first quarter of 1995 to 39% of revenues for the comparable period in 1996. This was primarily attributable to lower overhead costs per unit due to the increase in unit sales and the price increase of the MTI Photoscreener(TM).

OPERATING EXPENSES: MTI's operating expenses increased $475,515 over the comparable prior period. The increase in MTI's operating expenses is attributable to (1) an increase in wages, (2) an increase in travel expenses, and (3) an increase in advertising.

Wages and related costs increased approximately $230,000 compared to the prior period. The increase was attributable to (1) the grant of 50,000 shares of the Company's common stock to two executives valued at $112,500 and (2) the addition of approximately ten employees, including two executives and seven sales personnel, over the prior period.

Travel and related expenses increased approximately $83,500 compared to the prior period. The increase was attributable to a sales training conference and expenses incurred by the expanded sales force.

Advertising and marketing expenses increased approximately $44,000. The increase was primarily attributable to the Company retaining a public relations and advertising firm to increase the awareness of MTI's primary product the MTI Photoscreener(TM).

NET INCOME (LOSS): Management expects a lower net loss for the second fiscal quarter, because approximately $150,000 of expenses incurred in the first quarter are not expected to be recurring and Steridyne's results of operations will include three full months of activity.

Liquidity and Capital Resources

At September 30, 1996 the Company had cash of $1,177,875 and working capital of $2,358,620 as compared to $273,942 and ($50,747) at June 30, 1996. The increase was primarily attributable to the sale of Series A convertible preferred stock. The funds from the above issuance were used to acquire the net assets of Steridyne and to repay certain debts. The Company is expecting to close shortly on a loan for approximately $230,000. The Company expects to use the funds for increased marketing efforts and expansion of its sales force.

 For the past several years the Company has financed its operations primarily through private sales of securities and revenues from the sale of its products. Since June of 1993 the Company has received net proceeds of approximately
$9.2 million from the private sale of securities. The Company may raise additional capital through private and/or public sales of securities in the future.

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)    Exhibits:

 3.1 Articles of Incorporation of SouthStar Productions, Inc., n/k/a Medical Technology & Innovations, Inc. [Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-18 (File No. 33-27610-A), filed March 17, 1989]

 3.2 Amendment to the Articles of Incorporation for SouthStar Productions, Inc., which changed its name to Medical Technology & Innovations, Inc. [Incorporated by reference to the Company's Current Report on Form 8-K for an event on September 21, 1995]

 3.3 Restated Articles of Incorporation for Medical Technology & Innovations, Inc.[Incorporated by reference to Exhibit 3.3 to the Company's Annual Report on Form 10-KSB (File No. 33-27610-A), filed September 30, 1996]

 3.4 By-laws [Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-18 (File No. 33-27610-A), filed March 17, 1989]

10.1 Share Exchange Plan between SouthStar Productions, Inc. and Medical Technology, Inc. [Incorporated by reference to the Company's Current Report on Form 8-K for an event on August 21, 1995]

10.2 Asset purchase agreement for the purchase and sale of certain assets of Steridyne Corporation [Incorporated by reference to the Company's Current Report on Form 8-K for an event on July 31, 1996]

10.3 Medical Technology & Innovations, Inc. 1996 Stock Option Plan. [Incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-KSB (File No. 33-27610-A), filed September 30, 1996]

10.4 SouthStar Productions, Inc. Stock Purchase Plan 1995a (Financial Public Relations Consulting Agreement) [Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (File No. 33-27610-A), filed August 23, 1995]

10.5 Medical Technology & Innovations, Inc. Stock Compensation Plan [Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (File No. 33-27610-A), Filed January 17, 1996]

10.6 Medical Technology & Innovations, Inc. 1996b Stock Purchase Plan (Consulting Agreement) [Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (File No. 33-27610-A), filed April 22, 1996]

10.7 Form of Employment Agreement, Covenant not to Compete, and Stock Option Agreement between the Company and key employees. [Incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-KSB (File No. 33-27610-A), filed September 30, 1996]

10.8 Purchase Agreement dated January 31, 1996 between the Company and Glenn and Ruth Schultz. [Incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-KSB (File No. 33-27610-A), filed September 30, 1996]

16.1 Letter on change in certifying accountant [Incorporated by reference to the Company's Current Report on Form 8-K for an event on April 26, 1996]

21.0   Subsidiaries of the Company.

                Medical Technology, Inc., an Iowa corporation

                Steridyne Corporation, a Florida corporation

27.1   Financial Data Schedules

(b)    Reports on Form 8-K.

       On July 31, 1996, the Company filed a current report on Form 8-K for an event of July 31, 1996, disclosing in item 2 thereof the acquisition of the net assets of Steridyne Corporation, k/n/a Sumacar, Inc.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       AND

BY:                                      BY:
    /s/ JEREMY P. FEAKINS                    /s/ STEVEN GILL
    ------------------------------           ---------------------------
    Jeremy  P. Feakins, President            Steven Gill, Executive Vice
    and Chief Executive Officer              President, Chief Financial Officer,
                                             and Secretary



Date:  November 14, 1996.