Form 10QSB
period 1996-12-31
MEDICAL TECHNOLOGY & INNOVATIONS INC /FL/
filed 1997-02-18
CIK 847464

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 1996

[    ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
         EXCHANGE ACT

         For the transition period from _________________to_____________________

                       Commission File Number: 33-27610-A

                     MEDICAL TECHNOLOGY & INNOVATIONS, INC.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                       Florida                           59-2954561
          -------------------------------   ------------------------------------
          (State or other jurisdiction of   (I.R.S. Employer Identification No.
           incorporation or organization)

           3125 Nolt Road, Lancaster, PA                     17601
         ----------------------------------------          ----------
         (Address of principal executive offices)          (Zip Code)


                                 (717) 892-6770
                ------------------------------------------------
                (Issuer's telephone number, including area code)


         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
      YES [X] No [ ]

         As of December 31, 1996 13,608,453 shares of Common Stock, no par value, of the registrant were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Portions of the registrant's annual report filed with the Securities and Exchange Commission on Form 10-KSB/A, filed September 30, 1996.







--------------------------------------------------------------------------------

                     MEDICAL TECHNOLOGY & INNOVATIONS, INC.


                                TABLE OF CONTENTS

PART I.           FINANCIAL INFORMATION                                        2

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets
                    December 31, 1996 and June 30, 1996                        3

                  Condensed Consolidated Income Statements
                    For the Three and Six Months ended
                    December 31, 1996 and 1995                                 4

                  Condensed Consolidated Statements of Stockholders'
                    Equity                                                     5

                  Condensed Consolidated Statements of Cash Flows
                    For the Six Months ended December 31, 1996 and 1995        6

                  Notes to Condensed Consolidated
                    Financial Statements                                     7-9

         Item 2.  Management's Discussion and Analysis or
                    Plan of Operation                                      10-11

PART II.          OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                         12-13


SIGNATURES                                                                    14

                         PART I - FINANCIAL INFORMATION

                     Medical Technology & Innovations, Inc.
                      Condensed Consolidated Balance Sheets
                       December 31, 1996 and June 30, 1996

                                     Assets
                                     ------
                                                                                December 31,
                                                                                    1996        June 30,
                                                                                (Unaudited)       1996
                                                                                -----------    -----------
     Current Assets:
            Cash and cash equivalents                                           $   681,949    $   273,942
            Accounts Receivable, less allowances of
               $44,000 and $30,000, respectively                                    654,263        330,439
            Inventory                                                               972,452        148,010
            Prepaid Expenses                                                         77,338        164,466
                                                                                -----------    -----------
            Total Current Assets                                                  2,386,002        916,857

     Fixed Assets:
            Land                                                                    382,000        200,000
            Equipment, less accumulated depreciation
              of $169,343 and $141,494, respectively                                918,851        142,413
                                                                                -----------    -----------
            Fixed Assets, net                                                     1,300,851        342,413

     Other Assets:
            Intangible and Other Assets                                           2,853,334          7,970
                                                                                -----------    -----------

     Total Assets                                                               $ 6,540,187    $ 1,267,240
                                                                                ===========    ===========


                           Liabilities and Stockholders' Equity
                           ------------------------------------
     Current Liabilities:
            Accounts Payable                                                    $   248,447    $   188,979
            Accrued Liabilities                                                     280,412         98,625
            Current Maturities of Long-Term Debt                                    210,062        680,000
                                                                                -----------    -----------
            Total Current Liabilities                                               738,921        967,604

     Long-Term Debt, Net of Current Maturities                                    1,392,582      1,021,997
                                                                                -----------    -----------

     Total Liabilities                                                            2,131,503      1,989,601

     Stockholders' Equity
           Common Stock, no par value, authorized
               700,000,000 shares, outstanding 13,608,453
               and 12,147,299 shares, respectively                                5,650,577      4,147,140
           Series A Convertible Preferred Stock, $100
               par value, authorized 70,000 shares,
               outstanding 59,700 shares and 0 shares,
               respectively                                                       5,305,368
            Preferred Stock, authorized 100,000,000 shares
               $1,000 par value, 12%, noncumulative,
               outstanding 22.5 and 56 shares, respectively                          22,500         56,000
           Preferred Stock, $100 par value, none issued
           Treasury Stock, at cost                                                 (307,357)      (250,000)
           Accumulated Deficit                                                   (6,262,404)    (4,675,501)
                                                                                -----------    -----------
           Total Stockholders' Equity                                             4,408,684       (722,361)

     Total Liabilities and Stockholders' Equity                                 $ 6,540,187    $ 1,267,240
                                                                                ===========    ===========

               The accompanying notes are an integral part of the
                         condensed financial statements.

                     Medical Technology & Innovations, Inc.
                    Condensed Consolidated Income Statements
For the Three Months and Six Months Ended December 31, 1996 and 1995 (Unaudited)


                                                Three Months Ended                   Six Months Ended
                                                    December 31,                       December 31,

                                                1996             1995              1996             1995
                                                ----             ----              ----             ----
Revenues                                  $1,014,945         $118,990        $1,847,037         $270,863
Cost of Goods Sold                           771,914          115,911         1,389,261          247,973
                                             -------          -------         ---------          -------
        Gross Profit                         243,031            3,079           457,776           22,890
Operating Expenses:
        Advertising                          238,441           46,032           304,646           62,379
        Wages                                285,868           56,932           737,285          110,352
        Leases                                16,300           15,225            28,202           20,059
        Royalties                             25,807            8,901            46,477           20,720
        Interest                              31,009           23,761            79,637           55,903
        General and Administrative           553,361          237,383           848,432          317,127
                                             -------          -------           -------          -------
        Total Operating Expenses           1,150,786          388,234         2,044,679          586,540
Net Loss                                   ($907,755)       ($385,155)      ($1,586,903)       ($563,650)
                                           =========        =========       ===========        =========

Earnings (Loss) per common share:
             Net Loss                         ($.071)          ($.032)           ($.124)           (.047)


               The accompanying notes are an integral part of the
                        condensed financial statements.

                     Medical Technology & Innovations, Inc.
      Condensed Consolidated Statements of Stockholders' Equity (Unaudited)



                                                                Series A
                                                               Convertible    Convertible                                 Total
                                     Common        Common       Preferred      Preferred     Treasury      Accumulated Stockholders'
                                     Shares         Stock         Stock          Stock         Stock         Deficit      Equity
                                   ----------   ------------   ------------ ------------   ------------   -----------   -----------
 Balance at June 30, 1994          10,564,256   $  1,070,406                 $    56,000                  ($2,088,651)  ($ 962,245)
 Issuance of Common Stock             640,780        365,001                                                               365,001
 Net Loss                                                                                                    (693,079)    (693,079)
                                   ----------   ------------   ------------ ------------   ------------   ------------  -----------
 Balance at June 30, 1995          11,205,036      1,435,407                      56,000                   (2,781,730)  (1,290,323)

 Issuance of Common Stock           1,306,409      1,147,076                                                             1,147,076
 Exercise of Stock Options            735,084      1,102,427                                                             1,102,427
 Stock Issued for Services            217,520        462,230                                                               462,230
 Purchase of Treasury Shares       (1,316,750)                                               ($ 250,000)                  (250,000)
 Net Loss                                                                                                  (1,893,771)  (1,893,771)
                                   ----------      ---------   ------------ ------------   ------------   ------------  -----------
 Balance at June 30, 1996          12,147,299      4,147,140                      56,000       (250,000)   (4,675,501)    (722,361)

 Sale of 70,000 Series A
   Convertible Preferred Stock,
   net of issuance costs                                       $  6,220,700                                              6,220,700
 Conversions of Preferred Stock
   into Common Stock                1,167,198        948,832       (915,332)     (33,500)                                        0
 Exercise of Stock Options            194,737        292,105                                                               292,105
 Issuance of Common Stock             100,000        150,000                                                               150,000
 Stock Issued for Services             50,000        112,500                                                               112,500
 Purchase of Treasury Shares          (50,781)                                                 (57,357)                    (57,357)
 Net Loss                                                                                                  (1,586,903)  (1,586,903)
                                 ------------   ------------   ------------ ------------   ------------   -----------   -----------
 Balance at December 31
   1996 (Unaudited)                13,608,453     $5,650,577   $  5,305,368      $22,500   ($  307,357)   ($6,262,404)  $4,408,684








               The accompanying notes are an integral part of the
                        condensed financial statements.

                     Medical Technology & Innovations, Inc.
           Condensed Consolidated Statements of Cash Flows (Unaudited)
               For the Six Months Ended December 31, 1996 and 1995


                                                          Six Months Ended December 31,

                                                                  1996          1995

                                                                 ----          ----
 Cash flows from operating activities:
 Net Loss                                                     ($1,586,903)  ($  563,350)
 Adjustments to reconcile net loss to net cash used in
   operating activities:
                Depreciation and Amortization                     149,789        32,004
                Decrease in Accounts Receivable                    53,169        32,040
                (Increase) Decrease in Inventory                 (277,935)       24,357
                (Increase) Decrease in Prepaid Expenses            91,149      (162,796)
                Increase in Accounts Payable                       29,038        38,385
                Increase in Accrued Liabilities                   155,346        86,062
                Stock issued for services                         112,500             0
                                                              -----------   -----------
 Net cash used in operating activities                         (1,273,847)     (513,298)

 Cash flows from investing activities:
                Purchase of Net Assets of Steridyne            (4,436,635)
                Purchase of Fixed Assets                         (151,447)         (544)
                                                              -----------   -----------
 Net cash used in investing activities                         (4,588,082)         (544)

 Cash flows from financing activities:
                Proceeds from issuance of Series A
                  preferred stock, net                          6,220,700
                Proceeds from issuance of stock, net              150,000       919,232
                Proceeds from exercise of stock options, net      292,106
                Acquisition of Treasury Stock                     (57,357)
                Proceeds from issuance of notes payable           241,529
                Repayment of notes payable                       (577,042)       (8,784)
                                                              -----------   -----------
 Net cash from financing activities                             6,269,936       910,448
 Net increase in cash and cash equivalents                        408,007       396,606
 Cash and cash equivalents at beginning of period                 273,942        65,833
                                                              -----------   -----------
 Cash and cash equivalents at end of period                   $   681,949   $   462,439



               The accompanying notes are an integral part of the
                        condensed financial statements.

                     Medical Technology & Innovations, Inc.
              Notes to Condensed Consolidated Financial Statements

1. Condensed Financial Statements. The unaudited condensed consolidated financial information contained in this report reflects all adjustments (consisting of normal recurring accruals) considered necessary, in the opinion of management, for a fair presentation of results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accounting policies of the Company as applied in the condensed consolidated financial statements are substantially the same as those followed on an annual basis, except certain amounts in the prior periods' interim condensed consolidated financial statements have been reclassified to conform with the current period interim presentation. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1996 Annual Report on Form 10-KSB/A. The results of operations for periods ended December 31 are not necessarily indicative of operations for the full year.

2.   Stock Option Plans.

     The following is a summary of stock option transactions:

     Outstanding, July 1, 1996                                   2,754,980
     Options granted                                                     0
     Options exercised                                            (194,737)
     Options cancelled                                            (602,294)
                                                                 ----------
     Outstanding, December 31, 1996                              1,957,949
     Exercisable, end of period                                    437,949

3. Business Combination. On October 2, 1995 the Company acquired all the outstanding shares of Medical Technology, Inc. (MTI) by exchanging 10,263,733 shares of the Company's common stock for all of the outstanding stock of MTI. After the acquisition, MTI shareholders owned 88% of the fully diluted common stock of the Company. This acquisition, commonly referred to as a reverse merger, was accounted for using the pooling of interests method of accounting. Therefore, the Company's consolidated financial statements and information reported for periods prior to the merger have been restated to include MTI for the periods presented. Prior to the merger the Company was not actively conducting business and had no net assets on October 2, 1995.

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

     The acquisition resulted in goodwill of approximately $2.5 million, which will be amortized over a period of 15 years. Included in the purchase price of Steridyne is contingent consideration of approximately $230,000. Additional consideration may be paid based upon gross profits of Steridyne through 1999. Any additional consideration would be accounted for as goodwill.

     The following unaudited pro forma summary presents the results of operations as if the acquisition had occurred July 1, 1996 and for a comparable period in 1995. Prior to the acquisition, Steridyne was a Subchapter S Corporation and its former owners declared bonuses to themselves for the excess of revenues over expenses, including their salaries. The Company has retained the former owners as employees for one year to assist in the management of Steridyne. Their present salaries approximate their salaries before bonuses from the S Corporation. This summary does not purport to be indicative of what would have occurred had the acquisition been made as of these dates or of results which may occur in the future. This method of combining the companies is for the presentation of unaudited proforma results of operations and only reflects charges to the income statement resulting from the purchase price allocation from the date of acquisition. Actual consolidated income statements of the Company will be combined from the effective date of the acquisition forward with no retroactive restatement.

                                                 Six Months Ended
                                                    December 31
                                              1996                 1995
                                              ----                 ----

            Revenue                     $2,067,771           $1,848,127

            Net Income(Loss)           ($1,653,125)           ($500,781)

            Earnings (Loss)
              per common share              ($.129)              ($.043)

4. Preferred Stock. The Company has two classes of preferred stock. The $1,000 par value convertible preferred stock is convertible into 14,985 shares of the Company's common stock. The Series A convertible preferred stock has no dividend, an 8% cumulative accretion, and may be redeemed as follows (per share):

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

     The Series A convertible preferred stock is convertible into approximately
     10.6 million shares of the Company's common stock as of December 31, 1996. The Series A preferred stock conversion rate is lower of the approximate market rate or $2.72. As of December 31, 1996, 59,700 shares of the Series A preferred stock were convertible. All Series A preferred shares outstanding as of July 1999 must be converted into the Company's common stock. The Series A convertible preferred stock has a liquidation preference of $6,186,000 as of December 31, 1996.

5. Warrants. The Company has outstanding warrants to purchase 3.8 million shares of common stock as of December 31, 1996. The warrants relate to grants made in connection with an equity issuance and various services rendered. The warrants can be exercised at prices ranging from $2.25 to $2.72 per share. 3.1 million warrants expire in July 2001.

     Included in the warrants outstanding at December 31, 1996 are 700,000 conditional warrants, which are exercisable if the Company's stock reaches the following prices:

               No. of Warrants           Stock Price
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

All nonhistorical information contained in this Form 10-QSB is a forward looking statement. The forward looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward looking statements. Factors that might cause such differences include, but are not limited to the following, a slower acceptance of the MTI PhotoscreenerTM in the marketplace, failure to successfully integrate Steridyne Corporation in the operations of the Company, changes in economic trends, and other unforeseen situations or developments. Readers are cautioned not to place undue reliance on these forward looking statements, which reflect management's analysis only as of the date hereof.

Results of Operations

Comparison of Six Month Period Ended December 31, 1996 and 1995

Revenue for the six months ended December 31, 1996 increased approximately $1.6 million over the comparable 1995 period. Revenues increased substantially due to the Company's acquisition of the net assets of Steridyne on August 1, 1996. Below is an analysis of sales, gross profit, and operating expenses for the Company's two operating subsidiaries(1):

                                             1996             1995
                                             ----             ----

Revenues:
         MTI                             $513,646         $270,863
         Steridyne                      1,333,391        1,295,696
                                        ---------        ---------
Total Revenue                           1,847,037        1,566,559

Gross Profit:
         MTI                              204,492           22,890
         Steridyne                        253,284          412,301
                                        ---------        ---------
Total Gross Profit                        457,776          435,191

Operating Expenses:
         MTI                            1,422,135          586,540
         Steridyne(2)                     622,544          350,020
                                        ---------        ---------
Total Operating  Expenses               2,044,679          936,560

REVENUE: Revenue from MTI increased 89.6% as a result of (1) increased product sales of the MTI PhotoscreenerTM, (2) an increase in the average unit sales price, and (3) an increase in the list price of the MTI PhotoscreenerTM from $3,000 to $4,000 effective September 1, 1996. Unit sales of the MTI PhotoscreenerTM increased from 163 units to 221 units for the comparable period.
--------
         (1) 1 All financial information regarding MTI is for six months from July 1 through December 31 and Steridyne is for five months from August 1 through December 31 for the periods indicated and reflects the purchase price allocation. The 1995 financial information for Steridyne is presented for comparative purposes only and does not reflect the purchase price allocation.
         (2) Prior to its acquisition Steridyne was a Subchapter S Corporation. See note 3 to the condensed financial statements. Operating expenses for Steridyne does not include, officer/shareholder bonuses and is presented solely for comparative purposes.

Revenue from Steridyne increased 2.9% from the prior comparable period. The increase was attributable to the sales of a new product (i.e. the pacifier thermometer).

GROSS PROFIT: Gross profits from MTI increased from 8.5% of revenues for the first two quarters of 1995 to 39.8% of revenues for the comparable period in 1996. This was primarily attributable to lower overhead costs per unit due to the increase in unit sales and the price increase of the MTI PhotoscreenerTM. Gross profits at Steridyne declined due to increased depreciation and amortization charges resulting from the purchase price allocation.

OPERATING EXPENSES: MTI's operating expenses increased $835,595 over the comparable prior period. The increase in MTI's operating expenses is attributable to (1) an increase in wages, (2) an increase in travel expenses, and (3) an increase in advertising.

Wages and related costs increased approximately $270,000 compared to the prior period. The increase was attributable to (1) the grant of 50,000 shares of the Company's common stock to two executives valued at $112,500 and (2) the addition of approximately ten employees, including two executives and seven sales personnel, over the prior period.

Travel and related expenses increased approximately $170,000 compared to the prior period. The increase was attributable to a sales training conference and expenses incurred by the expanded sales force.

Advertising and marketing expenses increased approximately $238,000. The increase was primarily attributable to the Company retaining a public relations and advertising firm to increase the awareness of MTI's primary product the MTI PhotoscreenerTM.

Substantially all the increase of Steridyne's operating expenses was due to intercompany allocation of salaries.

Liquidity and Capital Resources

At December 31, 1996 the Company had cash of $681,949 and working capital of $1,647,081 as compared to $273,942 and ($50,747) at June 30, 1996. The increase was primarily attributable to the sale of Series A convertible preferred stock. The funds from the above issuance were used to acquire the net assets of Steridyne, to repay certain debts, and to provide working capital for the Company's operations.

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


BY:                                               BY:
     /s/ JEREMY P. FEAKINS                           /s/ ROBERT BRENNAN
     ------------------------------------------      ---------------------------
     Jeremy  P. Feakins, Chief Executive Officer     Robert Brennan, President
                                                     and Chief Operating Officer


BY:
     /s/ STEVEN GILL
     -------------------------------------
     Steven Gill, Executive Vice President
     and Chief Financial Officer

Date:  February 17, 1997.