Form 10QSB
period 1997-03-31
MEDICAL TECHNOLOGY & INNOVATIONS INC /FL/
filed 1997-05-15
CIK 847464

================================================================================





                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1997

[    ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
         EXCHANGE ACT

         For the transition period from________________to__________________

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

         As of March 31, 1997 15,826,600 shares of Common Stock, no par value, of the registrant were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Portions of the registrant's annual report filed with the Securities and Exchange Commission on Form 10-KSB, filed September 30, 1996.



================================================================================

                     MEDICAL TECHNOLOGY & INNOVATIONS, INC.


                                TABLE OF CONTENTS

PART I.           FINANCIAL INFORMATION                                        2

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets
                    March 31, 1997 and June 30, 1996                           3

                  Condensed Consolidated Income Statements
                   For the Three and Nine Months ended
                  March 31, 1997 and 1996                                      4

                  Condensed Consolidated Statements of Stockholders'
                    Equity                                                     5

                  Condensed Consolidated Statements of Cash Flows
                    For the Nine Months ended March 31, 1997 and 1996          6

                  Notes to Condensed Consolidated
                    Financial Statements                                     7-9

         Item 2.  Management's Discussion and Analysis or
                       Plan of Operation                                   10-11

PART II.          OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K                          12-13


SIGNATURES                                                                    14

                         PART I - FINANCIAL INFORMATION

                     Medical Technology & Innovations, Inc.
                      Condensed Consolidated Balance Sheets
                        March 31, 1997 and June 30, 1996

                                     Assets

                                                               March 31,
                                                                 1997        June 30,
                                                             (Unaudited)       1996
                                                             -----------    -----------
Current Assets:
         Cash and cash equivalents                           $   172,090    $   273,942
         Accounts Receivable, less allowances of
            $33,000 and $30,000, respectively                    579,442        330,439
         Inventory                                             1,058,648        148,010
         Prepaid Expenses                                         65,484        164,466
                                                             -----------    -----------
         Total Current Assets                                  1,875,664        916,857

Fixed Assets:
         Land                                                    382,000        200,000
         Equipment, less accumulated depreciation
           of $197,012 and $141,494, respectively                967,977        142,413
                                                             -----------    -----------
         Fixed Assets, net                                     1,349,977        342,413

Other Assets:
         Intangible and Other Assets                           2,774,017          7,970
                                                             -----------    -----------

Total Assets                                                 $ 5,999,658    $ 1,267,240
                                                             ===========    ===========


                      Liabilities and Stockholders' Equity
Current Liabilities:
         Accounts Payable                                    $   520,116    $   188,979
         Accrued Liabilities                                     218,927         98,625
         Current Maturities of Long-Term Debt                    194,761        680,000
                                                             -----------    -----------
         Total Current Liabilities                               933,804        967,604

Long-Term Debt, Net of Current Maturities                      1,383,600      1,021,997
                                                             -----------    -----------

Total Liabilities                                              2,317,404      1,989,601

Stockholders' Equity
         Common Stock, no par value, authorized
             700,000,000 shares, outstanding 15,826,600
             and 12,147,299 shares, respectively               6,545,299      4,147,140
         Series A Convertible Preferred Stock, $100
             par value, authorized 70,000 shares,
             outstanding 51,400 shares and 0 shares,
              respectively                                     4,567,771
          Preferred Stock, authorized 100,000,000 shares
             $1,000 par value, 12%, noncumulative,
             outstanding 22.5 and 56 shares, respectively         22,500         56,000
         Preferred Stock, $100 par value, none issued
         Treasury Stock, at cost                                (307,357)      (250,000)
         Accumulated Deficit                                  (7,146,107)    (4,675,501)
         Foreign Currency Translation Adjustment                     148              0
                                                             -----------    -----------
         Total Stockholders' Equity                            3,682,254       (722,361)

Total Liabilities and Stockholders' Equity                   $ 5,999,658    $ 1,267,240
                                                             ===========    ===========

               The accompanying notes are an integral part of the
                        condensed financial statements.

                     Medical Technology & Innovations, Inc.
                    Condensed Consolidated Income Statements
 For the Three Months and Nine Months Ended March 31, 1997 and 1996 (Unaudited)


                                      Three Months Ended           Nine Months Ended
                                           March 31,                    March 31,


                                       1997          1996           1997          1996
                                   -----------    -----------    -----------    -----------


Revenues                           $   931,193    $   190,788    $ 2,778,230    $   461,651
Cost of Goods Sold                     696,437        113,102      2,085,698        361,113
                                   -----------    -----------    -----------    -----------
        Gross Profit                   234,756         77,686        692,532        100,538
Operating Expenses:
        Advertising                     95,085         89,157        399,731        151,536
        Selling, General,
         and Administrative            977,694        317,744      2,667,155        786,256
                                   -----------    -----------    -----------    -----------
        Total Operating Expenses     1,072,779        406,901      3,066,886        937,792
Operating Income                      (838,023)      (329,215)    (2,374,354)      (837,254)
Nonoperating Income (Expense)
        Interest Income                  1,932                        31,160
        Interest Expense               (47,775)       (31,621)      (127,412)       (87,270)
                                   -----------    -----------    -----------    -----------
Net Loss                              (883,866)      (360,836)   ($2,470,606)      (924,524)

Earnings (Loss) per common share:
        Net Loss                        ($.065)        ($.030)        ($.183)        ($.078)

               The accompanying notes are an integral part of the
                        condensed financial statements.

                     Medical Technology & Innovations, Inc.
      Condensed Consolidated Statements of Stockholders' Equity (Unaudited)



                                                                        Series A
                                                                     Convertible      Convertible
                                      Common            Common         Preferred        Preferred          Treasury     Accumulated
                                      Shares             Stock             Stock            Stock             Stock       Deficit
                                  ----------    --------------    --------------   --------------    -------------- ---------------
Balance at June 30, 1994          10,564,256        $1,070,406                            $56,000                       ($2,088,651)
Issuance of Common Stock             640,780           365,001
                                  ----------        ----------      ------------          -------        ----------      -----------
Net Loss                                                                                                                   (693,079)

Balance at June 30, 1995          11,205,036         1,435,407                             56,000                        (2,781,730)

Issuance of Common Stock           1,306,409         1,147,076
Exercise of Stock Options            735,084         1,102,427
Stock Issued for Services            217,520           462,230
Purchase of Treasury Shares       (1,316,750)                                                            ($250,000)
Net Loss                                                                                                                 (1,893,771)
                                  ----------        ----------      ------------          -------        ----------      -----------
Balance at June 30, 1996          12,147,299         4,147,140                             56,000         (250,000)      (4,675,501)

Sale of 70,000 Series A
 Convertible Preferred Stock,
  net of issuance costs                                               $6,220,700
Conversions of Preferred Stock
  into Common Stock                2,988,633         1,686,429        (1,652,929)         (33,500)
Exercise of Stock Options            194,737           292,105
Issuance of Common Stock             331,712           220,250
Stock Issued for Services            215,000           199,375
Purchase of Treasury Shares          (50,781)                                                              (57,357)
Net Loss                                                                                                                 (2,470,606)
Foreign Currency
 Translation Adjustment
                                  ----------        ----------      ------------          -------        ----------      -----------
Balance at March 31
  1997 (Unaudited)                15,826,600        $6,545,299        $4,567,771          $22,500        ($307,357)     ($7,146,107)

                                   Foreign
                                  Currency                 Total
                                 Translation            Stockholders'
                                  Adjustment               Equity
                                 -----------           ------------
Balance at June 30, 1994                                 ($962,245)
Issuance of Common Stock                                   365,001
Net Loss                                                  (693,079)
                                  --------             -----------
Balance at June 30, 1995                                (1,290,323)

Issuance of Common Stock                                 1,147,076
Exercise of Stock Options                                1,102,427
Stock Issued for Services                                  462,230
Purchase of Treasury Shares                               (250,000)
Net Loss                                                (1,893,771)
                                  --------             -----------
Balance at June 30, 1996                                  (722,361)

Sale of 70,000 Series A
 Convertible Preferred Stock,
  net of issuance costs                                  6,220,700
Conversions of Preferred Stock
  into Common Stock                                              0
Exercise of Stock Options                                  292,105
Issuance of Common Stock                                   220,250
Stock Issued for Services                                  199,375
Purchase of Treasury Shares                                (57,357)
Net Loss                                                (2,470,606)
Foreign Currency
 Translation Adjustment                148                     148
                                  --------             -----------

Balance at March 31
  1997 (Unaudited)                    $148              $3,682,254





     The accompanying notes are an integral part of the condensed financial statements.

                     Medical Technology & Innovations, Inc.
           Condensed Consolidated Statements of Cash Flows (Unaudited)
                For the Nine Months Ended March 31, 1997 and 1996


                                                              Nine Months Ended March 31,

                                                                  1997           1996
                                                              -----------    -----------
Cash flows from operating activities:
Net Loss                                                      ($2,470,606)   ($  924,524)
Adjustments to reconcile net loss to net cash used in
operating activities:
               Depreciation and Amortization                      238,808         44,663
               (Increase) Decrease in Accounts Receivable         127,990       (117,425)
               Increase in Inventory                             (364,131)       (46,042)
               (Increase) Decrease in Prepaid Expenses            103,003       (238,940)
               Increase in Accounts Payable                       300,707         38,916
               Increase in Accrued Liabilities                     93,861         42,702
               Stock issued for services                          199,375              0
                                                              -----------    -----------
Net cash used in operating activities                          (1,770,993)    (1,200,650)

Cash flows from investing activities:
               Purchase of Net Assets of Steridyne             (4,406,635)
               Purchase of Fixed Assets                          (240,275)      (271,097)
                                                              -----------    -----------
Net cash used in investing activities                          (4,646,910)      (271,097)

Cash flows from financing activities:
               Proceeds from issuance of Series A
                 preferred stock, net                           6,220,700
               Proceeds from issuance of stock, net               220,250      1,216,979
               Proceeds from exercise of stock options, net       292,106        214,337
               Acquisition of Treasury Stock                      (57,357)      (250,000)
               Proceeds from issuance of notes payable            290,000        298,500
               Repayment of notes payable                        (649,648)       (35,492)
                                                              -----------    -----------
Net cash from financing activities                              6,316,051      1,444,324
Net increase (decrease) in cash and cash equivalents             (101,852)       (27,423)
Cash and cash equivalents at beginning of period                  273,942         65,833
                                                              -----------    -----------
Cash and cash equivalents at end of period                    $   172,090    $    38,410



               The accompanying notes are an integral part of the
                        condensed financial statements.

                     Medical Technology & Innovations, Inc.
              Notes to Condensed Consolidated Financial Statements

1. Condensed Financial Statements. The unaudited condensed consolidated financial information contained in this report reflects all adjustments (consisting of normal recurring accruals) considered necessary, in the opinion of management, for a fair presentation of results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accounting policies of the Company as applied in the condensed consolidated financial statements are substantially the same as those followed on an annual basis, except certain amounts in the prior periods' interim condensed consolidated financial statements have been reclassified to conform with the current period interim presentation. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1996 Annual Report on Form 10-KSB/A. The results of operations for periods ended March 31 are not necessarily indicative of operations for the full year.

2.   Stock Option Plans.

     The following is a summary of stock option transactions:

     Outstanding, July 1, 1996                                   2,754,980
     Options granted                                                     0
     Options exercised                                            (194,737)
     Options cancelled                                            (622,294)
                                                                 ----------
     Outstanding, March 31, 1997                                 1,937,949
     Exercisable, end of period                                    577,949

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

                                               Nine Months Ended
                                                    March 31

                                          1997                    1996
                                          ----                    ----

  Revenue                             $2,998,964                $2,939,846

  Net Income(Loss)                   ($2,536,991)                ($786,681)

  Earnings (Loss)
    per common share                      ($.187)                   ($.066)

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

     The Series A convertible preferred stock is convertible into approximately
     15.8 million shares of the Company's common stock as of March 31, 1997. The Series A preferred stock conversion rate is lower of the approximate market rate or $2.72. As of March 31, 1997, 51,400 shares of the Series A preferred stock were convertible. All Series A preferred shares outstanding as of July 1999 must be converted into the Company's common stock. The Series A convertible preferred stock has a liquidation preference of $5,431,000 as of March 31, 1997.

5. Warrants. The Company has issued warrants to purchase 4.1 million shares of common stock as of March 31, 1997. The warrants relate to grants made in connection with an equity issuance and various services rendered. The warrants can be exercised at prices ranging from $0.70 to $2.72 per share.
     3.1 million warrants expire in July 2001.

     Included in the warrants outstanding at March 31, 1997 are 950,000 conditional warrants, which are exercisable if the Company's stock reaches the following prices:

                      No. of Warrants           Stock Price
                      ---------------           -----------
                      250,000                   $1.70
                      200,000                   $2.25
                      250,000                   $3.00
                      250,000                   $3.50

     These warrants are scheduled to expire between September 1999 and January 2002, but may expire as of August 1997 and September 1997, if the Company's stock price does not reach $1.70 and $2.25, respectively.

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

Results of Operations

Comparison of Nine Month Period Ended March 31, 1997 and 1996

Revenue for the nine months ended March 31, 1997 increased approximately $2.3 million over the comparable prior period. Revenues increased substantially due to the Company's acquisition of the net assets of Steridyne on August 1, 1996. Below is an analysis of sales, gross profit, and operating expenses for the Company's two operating subsidiaries(1):

                                             1997             1996
                                             ----             ----

Revenues:
         MTI                             $661,800         $461,651
         Steridyne                      2,116,430        2,196,627
                                        ---------        ---------
Total Revenue                           2,778,230        2,658,278

Gross Profit:
         MTI                              219,557          100,538
         Steridyne                        472,975          729,122
                                          -------          -------
Total Gross Profit                        692,532          829,660

Operating Expenses:
         MTI                            2,065,930          937,792
         Steridyne(2)                   1,000,956          591,905
                                        ---------       ----------
Total Operating  Expenses               3,066,886        1,529,697

REVENUE: Revenue from MTI increased 43.4% as a result of (1) increased product sales of the MTI Photoscreener(TM), (2) an increase in the average unit sales price, and (3) an increase in the list price of the MTI Photoscreener(TM) from $3,000 to $4,000 effective September 1, 1996. Unit sales of the MTI Photoscreener(TM)
--------
         (1) All financial information regarding MTI is for nine months from July 1 through March 31 and Steridyne is for eight months from August 1 through March 31 for the periods indicated and reflects the purchase price allocation. The 1995 financial information for Steridyne is presented for comparative purposes only and does not reflect the purchase price allocation. Financial information for MTI includes the results of operations for MTI Europe Limited, which was formed in January of 1997.

         (2) Prior to its acquisition Steridyne was a Subchapter S Corporation. See note 3 to the condensed financial statements. Operating expenses for Steridyne does not include, officer/shareholder bonuses and is presented solely for comparative purposes.

increased from 241 units to 279 units for the comparable period.

Revenue from Steridyne decreased 3.7% from the prior comparable period. The decrease was attributable to a decline in thermometer sales.

GROSS PROFIT: Gross profits from MTI increased from 21.8% of revenues for the first three quarters of the 1996 fiscal year to 33.2% of revenues for the comparable period in the current fiscal year. This was primarily attributable to lower overhead costs per unit due to the increase in unit sales and the price increase of the MTI Photoscreener(TM). Gross profits at Steridyne declined due to increased depreciation and amortization charges resulting from the purchase price allocation.

OPERATING EXPENSES: MTI's operating expenses increased approximately $1.1 million over the comparable prior period. The increase in MTI's operating expenses is attributable to (1) an increase in wages, (2) an increase in travel expenses, and (3) an increase in advertising.

Wages and related costs increased approximately $240,000 compared to the prior period. The increase was attributable to (1) the grant of 50,000 shares of the Company's common stock to two executives valued at $112,500 and (2) the addition of approximately ten employees.

Travel and related expenses increased approximately $235,000 compared to the prior period. The increase was attributable to a sales training conference and expenses incurred by the expanded sales force.

Advertising and marketing expenses increased approximately $200,000. The increase was primarily attributable to the Company retaining a public relations and advertising firm to increase the awareness of MTI's primary product the MTI Photoscreener(TM).

Substantially all the increase of Steridyne's operating expenses was due to intercompany allocation of salaries.

Liquidity and Capital Resources

At March 31, 1997 the Company had cash of $172,090 and working capital of $941,860 as compared to $273,942 and ($50,747) at June 30, 1996. The increase was primarily attributable to the sale of Series A convertible preferred stock. The funds from the above issuance were used to acquire the net assets of Steridyne, to repay certain debts, and to provide working capital for the Company's operations.

The Company has arranged a $650,000 line of credit with a lender. Although Management believes this funding will be adequate to finance its operations for the next several months until it reaches a break-even point, there is no assurance the Company will be able to continue to finance its operations at its current level or reach a break-even point. Management believes the Company could continue operations at a reduced level after taking additional cost-cutting measures, but there is no assurance it would be able to do so.

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

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits:

 3.1 Articles of Incorporation of SouthStar Productions, Inc., n/k/a Medical Technology & Innovations, Inc. [Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-18 (File No. 33-27610-A), filed March 17, 1989]

 3.2 Amendment to the Articles of Incorporation for SouthStar Productions, Inc., which changed its name to Medical Technology & Innovations, Inc. [Incorporated by reference to the Company's Current Report on Form 8-K for an event on September 21, 1995]

 3.3 Restated Articles of Incorporation for Medical Technology & Innovations, Inc.[Incorporated by reference to Exhibit 3.3 to the Company's Annual Report on Form 10-KSB (File No. 33-27610-A), filed September 30, 1996]

 3.4 By-laws [Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-18 (File No. 33-27610-A), filed March 17, 1989]

10.1 Share Exchange Plan between SouthStar Productions, Inc. and Medical Technology, Inc. [Incorporated by reference to the Company's Current Report on Form 8-K for an event on August 21, 1995]

10.2 Asset purchase agreement for the purchase and sale of certain assets of Steridyne Corporation [Incorporated by reference to the Company's Current Report on Form 8-K for an event on July 31, 1996]

10.3 Medical Technology & Innovations, Inc. 1996 Stock Option Plan [Incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-KSB (File No. 33-27610-A), filed September 30, 1996]

10.4 SouthStar Productions, Inc. Stock Purchase Plan 1995a (Financial Public Relations Consulting Agreement) [Incorporated by reference to Exhibit
        4.1 to the Company's Registration Statement on Form S-8 (File No. 33-27610-A), filed August 23, 1995]

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

                  MTI Europe Limited, a United Kingdom corporation

27.1    Financial Data Schedules

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


BY:  /s/ JEREMY P. FEAKINS             BY:   /s/ ROBERT BRENNAN
   ----------------------------           -------------------------------------
    Jeremy  P. Feakins,                     Robert Brennan, President and Chief
    Chief Executive Officer                 Operating  Officer


BY:____________________________
    /s/ STEVEN GILL
    Steven Gill, Executive Vice
    President and Chief Financial
    Officer

Date:  May 15, 1997.