Form 10KSB
period 1997-06-30
MEDICAL TECHNOLOGY & INNOVATIONS INC /FL/
filed 1997-12-04
CIK 847464

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

     For the fiscal year ended JUNE 30, 1997

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

     For the transition period from ______________ to _____________

                       COMMISSION FILE NUMBER: 33-27610-A

                     MEDICAL TECHNOLOGY & INNOVATIONS, INC.
                 (Name of small business issuer in its charter)

            FLORIDA
(State or other jurisdiction of                        65-2954561
incorporation or organization)            (I.R.S. Employer Identification No.)

      3125 NOLT ROAD, LANCASTER, PA                       17601
(Address of principal executive offices)                (Zip Code)

                                 (717) 892-6770
                (Issuer's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

                           COMMON STOCK, NO PAR VALUE
                              (Title of each class)

           Securities registered pursuant to Section12(g) of the Act:

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

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's revenues for its most recent fiscal year were $3,632,281.

     The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold or the average bid and asked prices of such stock as of August 29, 1997 was approximately $2.3 million.

     As of June 30, 1997 16,730,729 shares of Common Stock, no par value, of the registrant were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     None

--------------------------------------------------------------------------------

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

The Company manufactures and distributes the MTI PhotoScreener/Trademark/, which is a specialized Polaroid-type instant film camera designed to detect conditions that lead to amblyopia ("lazy eye") and other eye disorders.

On August 1, 1996 the Company acquired the net assets of Steridyne Corporation, a Florida Corporation ("Steridyne"). Steridyne is a manufacturer and distributor of thermometer sheaths, probe covers, and anti-decubitus gel cushions. Steridyne also distributes both glass and digital thermometers.

PRODUCT LINES

The MTI Photoscreener/Trademark/ is designed to take a photograph of a child's eye and detect factors which can lead to amblyopia (lazy eye), including strabismus (misalignment of the eye), cataracts (cloudy lenses), and asymmetric or other abnormal refractive errors, including myopia (nearsightedness), hyperopia (farsightedness), and astigmatism.

The MTI Photoscreener/Trademark/ consists of a single flash placed close to the center of the lens of the subject's eye to accentuate the "red eye" appearance of a subject for diagnostic purposes. By placing the flash close to the lens aperture, abnormal refractive errors of the eye are imaged as white crescents in the red eye reflex, a process scientifically known as "photo refraction".

The MTI PhotoScreener/Trademark/ consists of approximately 40 components, plus screws and fasteners. Major components include molded plastic parts, optic lenses, printed circuit boards, an instant film back, a strobe flash, optic mirrors, a battery pack, a power supply, and a battery charger.

Steridyne's primary professional product line is the Steritemp/Registered trademark/ sterile thermometer sheath and Steritemp II probe cover, a universal probe cover for the small hand-held electronic thermometer. These clinical products are packaged in over 30 distinct put-ups for the varied marketplace. This includes Steritemp/Registered trademark/'s own branded electronic thermometer and probe cover kits. A non-sterile economy sheath/probe cover line, Value Brand/Trademark/, was recently introduced.

Steridyne's retail products include Glass thermometer kits, electronic thermometer kits, sheath/probe covers, and forehead temperature indicators.

Steridyne has two extensive wound management product lines in the home healthcare market: Zero-G/Trademark/ and SofSeat/Trademark/, a range of gel flotation cushions offering full support at economical price levels.

MARKETING AND DISTRIBUTION

The Company markets the MTI PhotoScreener/Trademark/ domestically and internationally through a combination of direct sales representatives and independent distributors. The Company markets the MTI PhotoScreener/Trademark/ to pediatricians, public health and education departments, preschools, day care centers, family and general physicians, eye doctors, hospitals, volunteer organizations, managed care and health maintenance organizations, and national eye care chains.

Steridyne products are distributed through an authorized dealer network utilizing sales representatives throughout the nation. There are three divisions: professional (ethical), home healthcare and retail. The independent sales representatives are directed by the national sales manager of Steridyne.

COMPETITION

The vision screening business has attracted several companies, both domestic and foreign. Although other vision screening devices currently exist and are on the market, the Company believes the MTI PhotoScreener/Trademark/ has competitive advantages over all other such devices. These advantages include instant film capability, relatively low cost, portability, and ease of interpretation and use.

The Company's temperature taking and wound management products operate in a highly competitive retail market in which the Company has a minor share. Most of its business is in the clinical area where it is estimated that it has about 25% of the U.S. market.

Although the Company believes its products have advantages over competing products, no assurances can be made that current competitors or new entrants into the market will not develop more competitive products. Such potential competitors would most likely have considerably more financial resources than the Company.

PATENTS AND TRADEMARKS

In 1993, the Company obtained rights to U.S. Patent No. 4,989,968 for a photoscreening camera system, which is now known as the MTI
PhotoScreener/Trademark/. The above patent was initially granted to Dr. Howard Freedman and subsequently assigned to the Company. The Company has filed patent applications in Canada, Europe, and Japan.

As a result of the acquisition of Steridyne in August 1996, the Company has obtained rights to patents No.4672700, No.4753705, No.4967758, No.4614442,
No.4136776, No. 4593699, No.4690457, and No.4165000 covering thermometer sheaths and probe covers, decubitus cushions and disposable liners for blood pressure cuffs. Steridyne's trademarks include Steritemp, Zero-G, Dr. T.Rex and Sofseat.

GOVERNMENT REGULATION

Certain aspects of the Company's business, principally the manufacture and sale of the MTI PhotoScreener/Trademark/ and the Steridyne products are subject to regulation by the U.S. Food and Drug Administration (FDA) as a medical device. The Company has received a 510(k) clearance to market the MTI PhotoScreener/Trademark/ and all of the Steridyne products with the exception of the gel floatation cushions and sheaths which only require listing with the FDA and that has been accomplished. The Company believes that it has completed all necessary governmental processes to market the MTI PhotoScreener/Trademark/. However, if the FDA should determine the Company has not complied with its regulations, the FDA has the authority to order the Company to cease production of its products and recall products already sold.

EMPLOYEES

As of June 30, 1997, the Company employed 46 full-time employees. This compares with the employment of 17 full-time employees at June 30, 1996. None of the Company's employees are represented by a labor union, and the Company considers its employee relations to be good.

ITEM 2. DESCRIPTION OF PROPERTIES

The Company's principal executive and administrative offices are located in Lancaster, Pennsylvania. The Lancaster, Pennsylvania facility is owned by the Company, and its acquisition was financed with approximately a $230,000 mortgage. In August of 1996, the Company moved its MTI PhotoScreener/Trademark/ manufacturing to leased facilities in Waterloo, Iowa. The Company also owns a manufacturing facility in Riviera Beach, Florida where manufacturing, distribution and administrative functions of Steridyne Corporation are conducted. The facility is subject to a mortgage of approximately $239,000. The Company believes that its properties are well maintained, and its manufacturing equipment is in good operating condition and sufficient for current production.

ITEM 3. LEGAL PROCEEDINGS

In March, 1997, the Company was sued by Lehman Millet Incorporated ("LMI") in Suffolk County Superior Court in Boston, Massachusetts concerning an alleged agreement to provide public relations and promotional assistance with respect to the MTI PhotoScreener/Trademark/. The suit alleges that monies are owed by the Company to LMI for services provided. The Company answered the complaint and vigorously contests the claims, and has asserted counterclaims for breach of contract and deceit alleging damages, including lost revenues as a result of LMI's failure to provide the appropriate professional services as represented. The lawsuit is presently in the discovery phase and the parties anticipate attempting to resolve this matter by mediation within the next several months.

On November 24, 1997, the Company filed suit against Faisal Finance (Switzerland) SA in the United States District Court, Eastern District of Pennsylvania, Case No. 97-CV-7191. The suit alleges that Faisal breached its contract with the Company with respect to the Company's restructuring of the Company's Series A Preferred Stock Regulation S offering. The complaint also alleges that Faisal engaged in a scheme to defraud the Company and requests that the court award it, as of this date, an unspecified amount of damages. Prior to the filing of the complaint Faisal demanded conversion of its Series A stock. The Company has refused to agree to that request.

MTI, the Company and Steridyne are also parties to other pending legal proceedings in the ordinary course of their business. The Company does not expect these legal proceedings to have a material adverse effect on the Company's financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following items were considered and acted upon at the Company's 1997 annual meeting of stockholders which was held January 20, 1997:

1. The following directors were elected, along with their respective votes received:

DIRECTOR              TERM        VOTES FOR    VOTES AGAINST     VOTES ABSTAIN
--------              ----        ---------    -------------     -------------
John Behrmann         3 yr.       10,839,050      1,000           53,393
Mathew Crimmins       3 yr.       10,839,050      1,000           53,393

2. Simon Lever & Company was ratified as the independent certified public accountants by a vote of 10,864,820 in favor, 16,500 votes against and 12,123 abstain votes.

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

QUARTER ENDING        HIGH         LOW      QUARTER ENDING        HIGH      LOW

                                          September 30, 1996      $1.44    $1.19
December 31, 1995     $3.375     $1.125    December 31, 1996        .81      .75
March 31, 1996         3.125      1.688     March 31, 1997          .50      .25
June 30, 1996          4.000      2.625     June 30, 1997           .38      .19

As of June 30, 1997, there were approximately 650 recordholders of common stock. Such amounts do not include common stock held in "nominee" or "street" name.

In fiscal 1997, the Company sold 532,898 shares of common stock for total consideration of $270,250 pursuant to Rule 506 of Regulation D as promulgated under the Securities Act of 1933.

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

RESULTS OF OPERATIONS

FISCAL YEAR ENDED JUNE 30, 1997 AS COMPARED TO 1996.

Revenues for the fiscal year 1997 increased by approximately $2,936,000 over the prior year almost entirely due to the inclusion of the Steridyne business in the consolidated results. Sales of the MTI PhotoScreener/Trademark/ and accessories increased in fiscal 1997 by over 10% versus the prior year. Gross Profit increased in fiscal 1997 by over $600,000 versus fiscal 1996 because of higher sales and profit margins attributable to the sales of MTI PhotoScreener/Trademark/ and accessories and sales of Steridyne products, which have a somewhat lower profit margins. Operating expenses increased by $2,182,000 in the fiscal year 1997. Approximately 65% of the increase is attributable to the inclusion of the Steridyne business in the consolidated results with the remainder due to increased selling, marketing and promotional costs associated with promoting the MTI PhotoScreener/Trademark/ and increased general and administrative costs related to restructuring the terms of the original Series A Preferred stock issued in July of 1996.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1997, the Company had cash of $58,090 as compared to $273,942 at June 30, 1996. At June 30, 1997, the ratio of current assets to current liabilities was 0.78 to 1.0 as compared to 0.95 to 1.0 at June 30, 1996. The Company is in the process of arranging a working capital facility in connection with financing a portion of the Series A Preferred share restructuring. These funds will be used primarily for increased marketing efforts and repayment of certain debts.

In September of 1997 the Company reached an agreement with the holders of the Series A Preferred shares issued in July of 1996 to amend certain terms and conditions of the issue subject to the Company completing the required financing. All Series A Preferred shareholders were given the option of electing ("Option 1") a cash payment of $3,800 per share or ("Option 2") 10,000 shares of the Company's common stock and a new Series B Preferred share with a $6,000 face in exchange for 1 share of the original Series A Preferred. All Series A Preferred shareholders will also have the exercise price reduced on all warrants applicable to tendered Series A Preferred Shares from $2.72 to $1.00. The new Series B Preferred Stock is convertible into common stock of the Company from October 1, 1998 at a fixed price of $1.00. Conversion is limited to 10% of the holding for the first four months following October 1, 1998 then it is increased to 20% per month thereafter. The Series B Preferred stock can be redeemed by the Company at any time in cash at 110% of the face value or in common stock at 120% of the face value, with mandatory redemption required by September 30, 2000. Common stock issued to Series A Preferred Stockholders electing Option 2 is subject to a lock-up for next year or as follows:

                                            %SHARES
                  DATE                      SALABLE
         --------------------               -------
         December 1, 1997                      2.5%
         January 1, 1998                       5.0%
         February 1, 1998                      7.5%
         April 1, 1998                        10.0%
         July 1, 1998                         30.0%
         October 1, 1998                      45.0%
                                             -----
                                             100.0%

As of October 1, 1997, shareholders owning 210 Series A Preferred shares elected Option 1 and shareholders owning 274 Series A Preferred shares elected option 2. All funds required to satisfy the Company's cash requirements of Option 1 were in place as of the same date.

In connection with securing financing for Option 1 of the Series A Preferred restructuring, the Company raised an additional $719,000 for general working capital purposes. The Company recruited new senior management who instituted significant reductions in employees, inventory control programs and cutbacks in operating expenses in all parts of the business. Management also broadened sales and marketing emphasis to target large retailers and national public service organizations rather than individual healthcare professionals. Management believes these actions will improve operating performance and cash flow in the near term.

For the last few years, the Company has financed its operations primarily through private sales of securities and revenues from the sale of its products. Since June 1993, the Company has received net proceeds of approximately $9.8 million from private sale of equity securities. The Company may raise additional capital through private and/or public sales of securities in the future.

ITEM 7.  FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS:

                                                                            PAGE
                                                                            ----
Report of independent auditors for the years ended June 30, 1997 and 1996     8

Consolidated balance sheets as of June 30, 1997 and 1996                      9

Consolidated income statements for the years ended
   June 30, 1997 and 1996                                                    10

Consolidated statements of stockholders' equity for the years ended
   June 30, 1997 and 1996                                                    11

Consolidated statements of cash flows for the years ended
   June 30, 1997 and 1996                                                    12

Notes to consolidated financial statements                                   13

INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Medical Technology & Innovations, Inc.
Lancaster, Pennsylvania

     We have audited the accompanying consolidated balance sheets of Medical Technology & Innovations, Inc. and subsidiaries as of June 30, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medical Technology & Innovations, Inc. and subsidiaries as of June 30, 1997 and 1996, and consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with generally accepted accounting principles.

     The accompanying consolidated financial statements have been prepared assuming that the Companies will continue as a going concern. As discussed in
Note 18 to the consolidated financial statements, the Companies have suffered recurring losses from operations and have a net working capital deficit that raises substantial doubt about their ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 18. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      /s/    SIMON LEVER & COMPANY




Lancaster, Pennsylvania
November 25, 1997




                     MEDICAL TECHNOLOGY & INNOVATIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                     JUNE 30

                                      ASSETS

                                                                              1997                  1996
                                                                      ------------            ----------
CURRENT ASSETS:
         Cash                                                            $  58,090              $273,942
         Accounts Receivable, less allowances of
           $36,367 and $30,000, respectively                               407,633               330,439
         Inventory                                                         692,273               148,010
         Prepaid Expenses                                                   36,477               164,466
                                                                      ------------            ----------
         Total Current Assets                                            1,194,473               916,857
                                                                      ------------            ----------

FIXED ASSETS:
         Land                                                              382,000                 - 0 -
         Property & Equipment                                            1,180,269               483,907
         Less accumulated depreciation                                    (223,881)             (141,494)
                                                                      ------------            ----------
         Fixed Assets, net                                               1,338,388               342,413
                                                                      ------------            ----------

OTHER ASSETS:
         Intangible and Other Assets                                     2,716,280                 7,970
                                                                      ------------            ----------

TOTAL ASSETS                                                            $5,249,141            $1,267,240
                                                                      ============            ==========

                                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
         Accounts Payable                                                 $418,341              $188,979
         Accrued Liabilities                                               384,995                98,625
         Current Maturities of Long-Term Debt                              732,997               680,000
                                                                      ------------            ----------
         Total Current Liabilities                                       1,536,333               967,604

LONG-TERM DEBT, NET OF CURRENT MATURITIES                                1,020,040             1,021,997
                                                                      ------------            ----------

TOTAL LIABILITIES                                                        2,556,373             1,989,601
                                                                      ------------            ----------

STOCKHOLDERS' EQUITY
         Common Stock, no par value, authorized
             700,000,000 shares, outstanding 16,730,729
             and 12,147,299 shares, respectively                         6,755,260             4,147,140
         Series A Convertible Preferred Stock, $100
             par value, authorized 70,000 shares,
             outstanding 496 shares and 514 shares,
              respectively                                               4,407,810                 - 0 -
          Preferred Stock, authorized 100,000,000 shares
            $1,000 par value, 12%, noncumulative,
            outstanding 22.5 and 56 shares, respectively                    22,500                56,000
            $100 par value, none issued
         Treasury Stock, at cost                                          (309,742)             (250,000)
         Accumulated Deficit                                            (8,183,060)           (4,675,501)
                                                                      ------------            ----------
         Total Stockholders' Equity                                      2,692,768              (722,361)
                                                                      ------------            ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $5,249,141            $1,267,240
                                                                      ============            ==========

The accompanying notes are an integral part of the financial statements.




                     MEDICAL TECHNOLOGY & INNOVATIONS, INC.
                         CONSOLIDATED INCOME STATEMENTS

                   FOR THE YEARS ENDED JUNE 30, 1997 AND 1996

                                                            1997                         1996
                                                            ----                         ----
Revenues                                                $3,632,281                    $696,185
Cost of Goods Sold                                       2,870,196                     535,148
                                                      ------------                ------------
             Gross profit                                  762,085                     161,037
                                                      ------------                ------------

Operating expenses
         Advertising                                       454,828                     224,029
         Selling, General and Administrative             3,670,670                   1,719,626
                                                      ------------                ------------
         Total Operating Expenses                        4,125,498                   1,943,655
                                                      ------------                ------------
Loss From Operations                                    (3,363,413)                 (1,782,618)
         Interest expense, net                             144,146                     111,153
                                                      ------------                ------------
         Net Loss                                      $(3,507,559)                $(1,893,771)
                                                      ============                ============

Earnings (Loss) per common share:

             Net Loss                                       $(.247)                     $(.159)


The accompanying notes are an integral part of the financial statements.


                     MEDICAL TECHNOLOGY & INNOVATIONS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                               FOR THE YEARS ENDED

                                                                    SERIES A
                                                                 CONVERTIBLE
                                        COMMON         COMMON      PREFERRED        PREFERRED        TREASURY
                                        SHARES          STOCK          STOCK            STOCK           STOCK
                                  ------------    -----------   ------------     ------------    ------------
BALANCE AT JUNE 30, 1994            10,564,256     $1,070,406                         $56,000
Issuance of Common Stock               640,780        365,001
Net Loss
                                  ------------    -----------   ------------     ------------    ------------
BALANCE AT JUNE 30, 1995            11,205,036      1,435,407                          56,000

Issuance of Common Stock             1,306,409      1,147,076
Exercise of Stock Options              735,084      1,102,427
Stock Issued for Services              217,520        462,230
Purchase of Treasury Shares         (1,316,750)                                                    $(250,000)
Net Loss
                                  ------------    -----------   ------------     ------------    ------------
BALANCE AT JUNE 30, 1996            12,147,299      4,147,140                          56,000       (250,000)

Sale of 70,000 Series A
 Convertible Preferred Stock,
  net of issuance costs                                           $6,220,700
Conversions of Preferred Stock
  into Common Stock                  3,697,576      1,846,390     (1,812,890)         (33,500)
Exercise of Stock Options              194,737        292,105
Issuance of Common Stock               532,898        270,250
Stock Issued for Services              215,000        199,375
Purchase of Treasury Shares            (56,781)                                                      (59,742)
Net Loss
                                  ------------    -----------   ------------     ------------    -----------
BALANCE AT JUNE 30,  1997           16,730,729     $6,755,260     $4,407,810          $22,500      $(309,742)
                                  ============    ===========   ============     ============    ===========


                                                           TOTAL
                                    ACCUMULATED     STOCKHOLDERS'
                                        DEFICIT           EQUITY
                                  -------------     ------------
BALANCE AT JUNE 30, 1994           $(2,088,651)        $(962,245)
Issuance of Common Stock                                 365,001
Net Loss                              (693,079)         (693,079)
                                  -------------     ------------
BALANCE AT JUNE 30, 1995            (2,781,730)       (1,290,323)

Issuance of Common Stock                               1,147,076
Exercise of Stock Options                              1,102,427
Stock Issued for Services                                462,230
Purchase of Treasury Shares                             (250,000)
Net Loss                            (1,893,771)       (1,893,771)
                                  -------------     ------------
BALANCE AT JUNE 30, 1996            (4,675,501)         (722,361)

Sale of 70,000 Series A
 Convertible Preferred Stock,
  net of issuance costs                                6,220,700
Conversions of Preferred Stock
  into Common Stock                                            0
Exercise of Stock Options                                292,105
Issuance of Common Stock                                 270,250
Stock Issued for Services                                199,375
Purchase of Treasury Shares                              (59,742)
Net Loss                            (3,507,559)       (3,507,559)
                                  -------------     ------------
BALANCE AT JUNE 30,  1997          $(8,183,060)       $2,692,768
                                  =============     ============


The accompanying notes are an integral part of the financial statements.



                     MEDICAL TECHNOLOGY & INNOVATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE YEARS ENDED JUNE 30

                                                                                   1997              1996
                                                                                   ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                                      $(3,507,559)       $(1,893,771)
Adjustments to reconcile net loss to net cash used in
operating activities:
               Depreciation and Amortization                                      312,845             60,522
               (Increase) Decrease in Accounts Receivable                         299,800           (214,410)
               (Increase) in Inventory                                              2,244            (48,636)
               (Increase) Decrease in Prepaid Expenses                            132,010           (156,431)
               Increase (Decrease) in Accounts Payable                            198,932            (47,234)
               Increase in Accrued Liabilities                                    259,929              2,156
               Stock issued for services                                          199,375            462,230
                                                                               ----------         ----------
Net cash used in operating activities                                          (2,102,424)        (1,835,574)

CASH FLOWS FROM INVESTING ACTIVITIES:
               Purchase of Net Assets of Steridyne                             (4,406,635)             - 0 -
               Purchase of Fixed Assets                                          (244,986)          (278,011)
               Other                                                                - 0 -             (3,162)
                                                                               ----------         ----------
Net cash used in investing activities                                          (4,651,621)          (281,173)

CASH FLOWS FROM FINANCING ACTIVITIES:
               Proceeds from issuance of Series A
                 Preferred Stock, net                                           6,220,700              - 0 -
               Proceeds from issuance of Stock, net                               270,250          1,147,076
               Proceeds from exercise of Stock options, net                       292,105          1,102,427
               Acquisition of Treasury Stock                                      (59,742)          (250,000)
               Proceeds from issuance of Notes Payable                            266,000            538,458
               Repayment of Notes Payable                                        (451,120)          (213,105)
                                                                               ----------         ----------
Net cash from financing activities                                              6,538,193          2,324,856
                                                                               ----------         ----------
Net (decrease) in cash                                                           (215,852)          (208,109)
Cash at beginning of year                                                         273,942             65,833
                                                                               ----------         ----------
Cash at end of year                                                               $58,090           $273,942
                                                                               ==========         ==========

Supplemental Disclosure:
   Cost paid during the year for interest                                         $76,000            $58,000
                                                                               ==========         ==========

The accompanying notes are an integral part of the financial statements.

                     MEDICAL TECHNOLOGY & INNOVATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.         ORGANIZATION. Medical Technology & Innovations, Inc. (the
           Company), f/k/a SouthStar Productions, Inc., is a Florida corporation engaged in the design, manufacture, and distribution of medical screening devices for medical professionals primarily involved in vision screening through its wholly-owned subsidiary, Medical Technology, Inc. (MTI). The Company's other subsidiary, Steridyne Corporation, distributes digital and glass thermometers, and manufactures and distributes probe covers, sheaths, and anti-decubitus devices for hospitals, medical offices, nursing homes and retail outlets. The Company derives the majority of its revenues from sales of Steridyne's products.

2.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

           PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the Company and its wholly owned subsidiaries. All significant intercompany items have been eliminated.

           RECLASSIFICATIONS. Certain amounts in the prior years' consolidated financial statements have been reclassified to conform to the current year presentation.

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

           INTANGIBLE AND OTHER ASSETS. Intangible and other assets consist primarily of goodwill associated with the acquisition of Steridyne and are amortized on a straight-line basis over their estimated remaining lives.

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

           ADVERTISING. Advertising costs are expensed as incurred.

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

           LONG-LIVED ASSETS - Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset and long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

3. INVENTORIES. Inventories consisted of the following at June 30, 1997 and 1996:

                           Raw materials         $462,987          $41,364
                           Work in process         71,509           62,929
                           Finished Goods         157,777           43,717
                                                 --------         --------
                                                 $692,273         $148,010
                                                 ========         ========

4. FIXED ASSETS. Fixed assets consisted of the following at June 30, 1997 and 1996:

                                                                    1997          1996
                                                                    ----          ----
                           Plant & equipment                      $916,647     $176,134
                           Land                                    382,000      200,000
                           Computer equipment and software         163,618       54,454
                           Furniture and fixtures                  100,004       53,319
                                                                ----------     --------
                                                                 1,562,269      483,907
                           Less: Accumulated Depreciation         (223,881)    (141,494)
                                                                ----------     --------
                                                                $1,338,388     $342,413
                                                                ==========     ========


5. LONG-TERM DEBT. Long-Term Debt consisted of the following at June 30, 1997 and 1996:

                                                                                 1997                1996
                                                                                 ----                ----
           12% subordinated convertible notes, due May 1998                    $343,750           $310,750

           8.5% note, due February 1, 1999, interest payable
           monthly, secured by a mortgage                                       234,000            234,000

           11.25% note, due February 1999, principal
           and interest payable monthly, secured by
           substantially all of the assets of a subsidiary
           of the Company, except for the Company's patent,
           and guaranteed by the Company's President and
           major stockholder                                                    115,672            170,982

           7.0% notes, due 1998, principal and interest
           payable monthly, secured by substantially all of the
           assets of a subsidiary of the Company, except for the
           Company's patent, and guaranteed by the Company's
           President and major stockholder                                        - 0 -            130,500

           11.25% note, due March 2001, principal and
           interest payable monthly, secured by substantially
           all of the assets of a subsidiary of the Company, except
           for the Company's patent and guaranteed by the
           Company's President and major stockholder                            106,584            126,862

           10.0% convertible note, due March 2001, interest
           payable quarterly                                                     75,643             93,799

           10.0% convertible note, due March 2002, interest
           payable quarterly                                                     76,329             86,814




           Secured notes payable, due various dates, interest
           payable various at 0% to 16%                                           7,036             74,465

           9.5% note, due December 2011, principal and
           interest payable monthly, secured by mortgage                        238,660              - 0 -

           Variable rate note payable, interest payable monthly
           At prime rate plus 7%, secured by Company's inventory                 50,000              - 0 -

           Unsecured notes payable, due various dates, interest
           payable various at 0% to 10%                                         505,363            473,825
                                                                             ----------         ----------

           Total notes payable                                                1,753,037          1,701,997

           Less: amounts due in one year                                       (732,997)          (680,000)
                                                                             ----------         ----------
                                                                             $1,020,040         $1,021,997
                                                                             ==========         ==========

           The 12% subordinated convertible notes due May 1998 are convertible into 582,600 shares of the Company's common stock adjusted for certain antidilutive events upon the earlier of (1) May 1, 1998, (2) an initial public offering of the Company's Common Stock, or (3) the sale of all or substantially all of the assets of the Company.

           The 10.0% convertible note, due March 2001, and the 10.0% convertible note, due March 2002, are convertible into 158,010 shares and 131,675 shares respectively adjusted for certain antidilutive events upon the earlier of (1) March 1, 1998, (2) an initial public offering of the Company's Common Stock, or (3) the sale of all or substantially all of the assets of the Company.

           The amount of long-term debt maturing in each of the next five fiscal years is $732,997 in 1998, $449,946 in 1999, $116,253 in 2000,
           $115,800 in 2001, and $95,300 in 2002.

6. LEASE EXPENSE. The Company leases various equipment and office space under operating lease agreements. Future minimum annual rentals for subsequent fiscal years are as follows at June 30, 1997:

                           FISCAL           LEASE
                           YEAR             PAYMENTS
                           ------           --------
                           1998              $59,838
                           1999               51,877
                           2000               14,423

7. EARNINGS(LOSS) PER SHARE. Earnings(loss) per common share is computed by dividing net income(loss) by the weighted average number of common shares and common share equivalents outstanding. The average number of shares used to compute primary earnings per share was 14,189,150 and 11,887,775 for the fiscal years ended June 30, 1997 and 1996 respectively. The difference between primary and fully diluted earnings (loss) per share was not material in either year.

           In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128 (SFAS 128), "Earnings Per Share." SFAS 128 simplifies the standards for computing earnings per share (EPS) by amending Accounting Principles Board Opinion No. 15. SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS and requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. It also requires a reconciliation of the numerator and denominator of basic and diluted EPS. SFAS 128 is effective for periods ending after December 15, 1997 and requires restatement of all prior period EPS data presented. SFAS 128 will not have a significant impact on the earnings per share of the Company.

8. INCOME TAXES. The Company did not incur any income tax expense for its fiscal years ending June 30, 1997 and 1996 respectively. As of June 30, 1997 the Company has sustained in excess of $6.0 million in net operating losses (NOLs) for tax purposes. These NOLs will expire in various amounts if not utilized between 2004 and 2012 and are subject to limitations should the ownership of the Company significantly change. The deferred tax asset resulting from the above NOL carryforwards has not been recorded in the accompanying financial statements since management believes a valuation allowance is necessary to reduce the deferred tax asset. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income.

9. ROYALTY AGREEMENT. The Company is the owner of a patent on a photoscreening device from which it derives substantially all of its revenues. The terms of the royalty agreement require the Company to pay a royalty to the inventor of six percent (6.0%) of net PhotoScreener sales. The amount of royalties accrued by the Company were $41,445 and $35,600 for its fiscal years ending June 30, 1997 and 1996 respectively under this agreement.

10.        PREFERRED STOCK. The Company has two classes of preferred stock.
           The $1,000 par value convertible preferred stock is convertible into 14,985 shares of the Company's common stock. The Series A convertible preferred stock has no dividend, an 8% cumulative accretion, and may be redeemed as follows (per share):

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

           The Series A convertible preferred stock is convertible into approximately 30.6 million shares of the Company's common stock as of June 30, 1997. The Series A preferred stock conversion rate is the lower of the approximate market rate or $2.72. As of June 30, 1997, 496 shares of the Series A preferred stock were convertible. All Series A preferred shares outstanding as of July 1999 must be converted into the Company's common stock. (See Note 19)

11. STOCK OPTION PLANS. In October of 1995 officers of the Company were granted options to acquire up to 2.0 million shares of common stock at an exercise price of $1.50 per share. The options are exercisable ratably over a three year period commencing with the quarter ending June 30, 1996.

           In December of 1995 the Company granted options to a financial and investor relations consultant to acquire 1.5 million shares of the Company's common stock at an exercise price of $1.50 per share. The options were exercisable over a one year period.

           In April of 1996 the Company's shareholders approved the 1997 Stock Option Plan, which allows the Board of Directors to grant up to 3.0 million options. During 1996, 1,250,000 options have been granted. (750,000 at an exercise price of $.81 per share and 500,000 at an exercise price of $1.00 per share)

           The following is a summary of stock option transactions:

                                                         1997          1996
                                                         ----          ----

            Outstanding, beginning of year            2,754,980        -  0 -
            Options granted                           1,250,000     3,500,000
            Options exercised                          (194,737)     (735,084)
            Options cancelled                          (570,303)       (9,936)
                                                      ---------     ---------
            Outstanding, end of year                  3,239,936     2,754,980
                                                      =========     =========
            Exercisable, end of year                    915,064       914,980
                                                      =========     =========

           The proforma disclosures required by SFAS 123 "Accounting for Stock-based Compensation", is not applicable due to immateriality.

12. WARRANTS. The Company has issued warrants to purchase 4.3 million shares of common stock as of June 30, 1997. The warrants relate to grants made in connection with an equity issuance and various services rendered. The warrants can be exercised at prices ranging from $.30 to $2.72 per share. 3.1 million warrants expire in July 2001.

           Included in warrants outstanding at June 30, 1997 are 950,000 conditional warrants, which expired because the Company's stock did not reach targeted market prices in August and September 1997.

13. RELATED PARTY TRANSACTIONS. The Company and its wholly-owned subsidiaries have had transactions with various entities, certain of whose principals are also officers or directors of the Company or MTI.

           During the fiscal year ended June 30, 1997 the Company borrowed $90,000 from an affiliate of the Chief Executive Officer and director of the Company and $50,000 from another director. On June 30, 1997, both amounts were outstanding and were included in the balance sheet as of the same date.

           During its fiscal year ending June 30, 1996 the Company borrowed approximately $108,000 from its Chief Executive Officer and director, which amount was included in the balance sheet at June 30, 1996.

14. BUSINESS COMBINATION. On October 2, 1995 the Company acquired all the outstanding shares of MTI by exchanging 10,263,733 shares of the Company's common stock for all of the outstanding stock of MTI. After the acquisition, MTI shareholders owned 88% of the fully diluted common stock of the Company. This acquisition, commonly referred to as a reverse merger, was accounted for using the pooling of interests' method of accounting. Therefore, the Company's consolidated financial statements and information reported for periods prior to the merger have been restated to include MTI for the periods presented. Prior to the merger the Company was not actively conducting business and had no net assets on October 2, 1995.

           On August 1, 1996 the Company acquired the net assets of Steridyne Corporation, a Florida Corporation for approximately $4.8 million, which was accounted for by the purchase method of accounting. The purchase price has been allocated to assets acquired and liabilities assumed based upon their estimated fair values. The acquisition resulted in goodwill of approximately $2.5 million, which will be amortized over a period of 15 years. Steridyne's results of operations have been included in the consolidated financial statements from the date of acquisition.

           The following unaudited proforma summary presents the results of operations as if the acquisition had occurred July 1, 1996 and for a comparable period in fiscal 1996. Prior to the acquisition, Steridyne was a Subchapter S Corporation and its former owners declared bonuses to themselves for the excess of revenues over expenses, including their salaries. The Company has retained the former owners as employees for one year to assist in the management of Steridyne. Their present salaries approximate their salaries before bonuses from the S Corporation. This summary does not purport to be indicative of what would have occurred had the acquisition been made as of these dates or of results which may occur in the future. This method of combining the companies is for the presentation of unaudited proforma results of operations for comparative purposes. Actual consolidated income statements of the Company were combined from the effective date of the acquisition forward with no retroactive restatement.

                                                           Year Ended June 30,

                                            1997                    1996
                                            ----                    ----
           Revenue                         $3,910,797          $4,038,382
           Net Income (Loss)               (3,533,130)         (2,200,623)
           (Loss) per common
               share                            $(.25)              $(.19)

15. FAIR VALUE OF FINANCIAL INSTRUMENTS. The estimated fair values of the Company's financial instruments as of June 30, 1997 and 1996 are as follows:

                                           1997                     1996
                                ----------------------   ----------------------
                                 Carrying        Fair       Carrying      Fair
                                 Amount          Value      Amount        Value

           Accounts Receivable    $407,633     $407,633    $330,439     $330,439
           Accounts Payable        418,341      418,341     188,979      188,979
           Accrued Expenses        384,995      384,995      98,625       98,625
           Long-term Debt        1,753,037    1,753,037   1,701,997    1,701,997

           The estimated fair value of long-term debt approximates the carrying amount based upon the borrowing rates currently available to the Company for loans with similar terms and maturities. The fair value of accounts receivable, accounts payable, and accrued expenses approximates their carrying amount.

16. MAJOR CUSTOMERS. For the year ended June 30, 1997, the Company had no major customers that accounted for more than 10% of sales.

17. GEOGRAPHIC AREA INFORMATION. The Company sells its products both domestically and internationally. All international transactions are conducted in U.S. currency. Information concerning operations by principal geographic area was as follows:

                                   UNITED      ASIA/
                                   STATES      PACIFIC     EUROPE   CONSOLIDATED
           June 30, 1997         ----------  ---------   ---------  ------------
           Revenues              $3,349,691   $240,304     $42,286   $3,632,281
           Net Earnings (Loss)   (3,169,081)  (232,161)   (106,317)  (3,507,559)
           Identifiable Assets    5,195,114     23,541      30,486    5,249,141

18. GOING CONCERN. The accompanying consolidated financial statements have been prepared assuming that the Companies will continue as a going concern. The Companies have suffered recurring losses from operations and have a net working capital deficit that raise substantial doubt about their ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

           In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements and the success of its future operations. Management believes that actions presently being taken to revise the Company's operating and financial requirements provide the opportunity for the company to continue as a going concern.

19. SUBSEQUENT EVENTS. In September of 1997, the Company renegotiated terms with the Series A Preferred Shareholders and as a result, all Series A Preferred Shares will be exchanged for a combination of cash, common stock, a new Series B Preferred stock and an amended warrant certificate with an exercise price of $1.00 per share in cash. The common stock is subject to a lock up for one year. The new Series B Preferred stock is redeemable by the Company at any time in cash at 110% of the face value or in common stock at 120% of the face value, with mandatory redemption required by September 30, 2000. Series B Preferred shares can be converted into common stock of the Company at a fixed conversion price of $1.00 per share in cash beginning October 1, 1998.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements between the Company and their independent accountants.

                                    PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

NAME                               POSITION WITH                        DATE ELECTED         TERM OF OFFICE                    AGE
                                      COMPANY                               DIRECTOR

Jeremy Feakins                       Director, Chief                      April 1996            3 years                         44
                                     Executive Officer
William Scott                         Director                            April 1996            3 years                         65
John Behrmann                         Director                          January 1997            3 years                         62
Mathew Crimmins                       Director                          January 1997            3 years                         65

BUSINESS EXPERIENCE OF DIRECTORS

MR. FEAKINS was elected to the board in April of 1996. Since 1989, he has served as President of Medical Technology, Inc. (MTI) and in October 1995, became the President and Chief Executive Officer of Medical Technology & Innovations, Inc. From 1980 to 1986, he was the managing Director of Craft Master, Limited, a South African corporation, which was a manufacturer and exporter of point of purchase display systems. Mr. Feakins received his degree in accounting and computer studies from the Royal Naval College, Secretarial and Accounting College, Chatham, Great Britian.

MR. BEHRMANN has been a director since April 1996. Mr. Behrmann is a Chairman of First American Health Concepts, Inc., a public company in the optical insurance business and owner and operator of Evergreen Industries, Inc., a company with interests in commercial deer farming and real estate. He is also a stockholder and Chairman of Preston Reynolds & Co., Inc., an investment banking firm with special emphasis on the oil and gas industry and a stockholder and Chairman of Redstone Resources, Inc., a company engaged in natural gas exploration. Mr. Behrmann was formerly a Senior Vice President, Chief Financial Officer, and director of Dentsply International, Inc., a health care company, is a C.P.A. and holds a B.S. degree in Commerce and Finance from Bucknell University, Lewisburg, Pennsylvania.

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

BUSINESS EXPERIENCE OF SIGNIFICANT OFFICERS

MR. BRENNAN joined the Company in February 1997 as President and Chief Operating Officer. Prior to joining the Company, Mr. Brennan was Vice President-General Manager of the Trubyte division of Dentsply International, Inc. ("Dentsply"), a worldwide dental and medical product manufacturer and distributor (NASDAQ:XRAY). His prior experience included Vice President-General Manager of Dentsply's F&F Koenigkramer division, a fully integrated ophthalmologic equipment company, and Vice President-Operations of the Deseret division of Warner Lambert Company, a hospital product manufacturer of IV catheters and operating room supplies. Mr. Brennan received a B.S. degree in Business Administration and an M.B.A. in Management Development from Drexel University.

MR. STEFANICK joined the company in April 1997 as Executive Vice President of Sales and Marketing. Prior to joining the Company, Mr. Stefanick was President of Organizational Resources, Inc., a management consulting firm. His prior experience included Vice President, Sales and Marketing for Dentsply's Ceramco division, the world's leading supplier of dental ceramic products, and Director of Sales and Marketing for Johnson & Johnson's Ceramco division. Mr. Stefanick received a B.S. from West Chester University.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of its Common Stock, to file reports of ownership and changes of ownership with Securities and Exchange Commission (SEC). Officers, directors, and greater than ten-percent stockholders are required by SEC regulation to furnish the Company with copies of all ownership forms they file.

Based solely on its review of the copies of such form received by it, or based upon representations that no Form 5 was required, Messrs. Feakins, Ballheim, Behrmann, Brennan and Stefanick did not timely file Forms 3,4, or 5 for the fiscal year ending June 30, 1997 as follows:

Name                       No. of Late Reports

Jeremy Feakins                      5
Robert Ballheim                     1
John Behrmann                       3
Robert Brennan                      2
John Stefanick                      5

ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth information concerning the compensation of the Company's Executive Officers whose compensation exceeded $100,000 for the fiscal year ending June 30, 1997.


------------------------------------------------------------------------------------------------------------------------------------
NAME             FISCAL     ANNUAL COMPENSATION                      LONG-TERM                                          ALL OTHER
AND              YEAR                                                COMPENSATION                                       COMPENSATION
PRINCIPAL
POSITION
------------------------------------------------------------------------------------------------------------------------------------
                            SALARY         BONUS       OTHER              AWARDS                               PAYOUTS
                                                       ANNUAL COMP.
------------------------------------------------------------------------------------------------------------------------------------
                                                                          RESTRICTED       OPTIONS/SARS        LTIP
                                                                          STOCK                                PAYOUTS
                                                                          AWARD(S)
------------------------------------------------------------------------------------------------------------------------------------
J.Feakins,      1997       $146,250         0                                               500,000             0           0
  Chief
  Executive
  Officer
  (1)
 -----------------------------------------------------------------------------------------------------------------------------------

   ----------
1. Mr. Feakins is furnished with an automobile for business and personal use. The compensation specified in the preceding table does not include the value of non-business use as the amount is not material.

                     STOCK OPTION GRANTS IN LAST FISCAL YEAR

                               (INDIVIDUAL GRANTS)
-------------------------------------------------------------------------------------------------------------------------------
NAME                                NO. OF SHARES                 % OF TOTAL                  EXERCISE OF            EXPIRATION
                                    COMMON STOCK                   OPTIONS                     BASE PRICE               DATE
                                     UNDERLYING                   GRANTED TO                   ($/SHARE)
                                       OPTIONS                   EMPLOYEES IN
                                       GRANTED                   FISCAL YEAR
-------------------------------------------------------------------------------------------------------------------------------
R. Brennan                           750,000 (1)                     60%                         $0.81                  (2)
J. Stefanick                         500,000 (1)                     40%                         $1.00                  (2)
-------------------------------------------------------------------------------------------------------------------------------

----------
1. Options become exercisable at the rate of 8.33% of options granted per calendar quarter for twelve quarters commencing on March 31, 1997 for Mr. Brennan and July 1, 1997 for Mr. Stefanick. Options not yet exercisable in the event of cessation of employment are forfeited by the individual participant unless there is a change of control in the Company. In which event, all options granted are immediately exercisable. The number of options granted to Mr. Stefanick is dependant upon certain sales targets being met.
2. The expiration dates for the options granted are two (2) years from the date the options become exercisable.

                         AGGREGATED OPTION EXERCISES IN
                       THE FISCAL YEAR ENDED JUNE 30, 1997
                        AND FISCAL YEAR END OPTION VALUES
-----------------------------------------------------------------------------------------------------------------------------------
NAME                            NO. OF         VALUE           NO. OF        EXERCISABLE/UNEXERCISABLE         VALUE OF
                                SHARES        REALIZED       SHARES OF                                       UNEXERCISED
                              ACQUIRED ON                      COMMON                                        IN-THE-MONEY
                               EXERCISE                        STOCK                                           OPTIONS
                                                              UNDERLYING                               EXERCISABLE/UNEXERCISABLE
                                                             UNEXERCISED
                                                               OPTIONS @
                                                             FISCAL YEAR
                                                                 END
-----------------------------------------------------------------------------------------------------------------------------------
J. Feakins                         0              0            500,000             240,000/260,000          360,000/390,000
R. Ballheim                        0              0            500,000             240,000/260,000          360,000/390,000
S. Gill                            0              0            500,000             240,000/260,000          360,000/390,000
G. Hartman                         0              0            489,936             229,936/260,000          344,904/390,000
R. Brennan                         0              0            750,000             125,000/625,000          101,250/506,250
J. Stefanick                       0              0            500,000                0/500,000                0/500,000
-----------------------------------------------------------------------------------------------------------------------------------

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information concerning all persons known to the Company to be the beneficial owners of more than 5% of the Company's Common Stock, (ii) the ownership interest of each director and nominee, and (iii) by all directors and executive officers as a group calculated as of June 30, 1997.

NAME                                POSITION                             AMOUNT AND NATURE OF                PERCENT OF
                                                                         BENEFICIAL OWNERSHIP                 OWNERSHIP
Jeremy Feakins                      Director, Chief                                 5,560,278                    33.00%
                                    Executive Officer
Robert Ballheim                     Executive Vice President                           65,837                      .39%
                                    Engineering
John Behrmann                       Director                                          214,118                     1.27%
Mathew Crimmins                     Director                                                0                     0.00%
Robert Brennan                      President, Chief                                  245,712                     1.46%
                                    Operating Officer
John Stefanick                      Executive Vice President                           90,000                      .53%
William Scott                       Director                                                0                     0.00%
All Executive Directors
and Officers as a Group                                                             6,175,945                    36.63%

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

From November 1995 to May 1996, a Director loaned the Company approximately $108,000. The above loan was an unsecured promissory note and was interest bearing. The loan was repaid by the Company in July, 1996.

In March and April of 1997, a Company affiliated with the chief executive officer and director of the Company made an unsecured demand loan to the Company for $90,000 supported by a promissory note bearing interest at 9% per annum. The loan was partially repaid in October 1997.

In May of 1997, a director of the Company made an unsecured loan to the Company for $50,000 supported by a promissory note bearing interest at 9% per annum. The loan was repaid by the Company in October of 1997.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)        EXHIBITS:

      3.1 Articles of Incorporation of SouthStar Productions, Inc., n/k/a Medical Technology & Innovations, Inc. [Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-18 (File No. 33-27610-A), filed March 17, 1989]

      3.2 Amendment to the Articles of Incorporation for SouthStar Productions, Inc., which changed its name to Medical Technology & Innovations, Inc. [Incorporated by reference to the Company's Current Report on Form 8-K for an event on September 21, 1995]

      3.3 Restated Articles of Incorporation for Medical Technology & Innovations, Inc. Incorporated by reference to the Company's Annual Report on Form 10-KSB (File No. 33-27610-A), filed September 30, 1996.

      3.4 By-laws [Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-18 (File No. 33-27610-A), filed March 17, 1989]

     10.1 Share Exchange Plan between SouthStar Productions, Inc. and Medical Technology, Inc. [Incorporated by reference to the Company's Current Report on Form 8-K for an event on August 21, 1995]

     10.2 Asset purchase agreement for the purchase and sale of certain assets of Steridyne Corporation [Incorporated by reference to the Company's Current Report on Form 8-K for an event on July 31, 1996]

     10.3 Medical Technology & Innovations, Inc. 1996 Stock Option Plan. Incorporated by reference to the Company's Annual Report on Form 10-KSB (File No. 33-27610-A), filed September 30, 1996.

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

     10.6 Form of Employment Agreement, Covenant not to Compete, and Stock Option Agreement between the Company and key employees. Incorporated by reference to the Company's Annual Report on Form 10-KSB (File No. 33-27610-A), filed September 30, 1996.

     10.7 Purchase Agreement dated January 31, 1996 between the Company and Glenn and Ruth Schultz. Incorporated by reference to the Company's Annual Report on Form 10-KSB (File No. 33-27610-A), filed September 30, 1996.

     16.1 Letter on change in certifying accountant [Incorporated by reference to the Company's Current Report on Form 8-K for an event on April 26, 1996]

     23.1      Consent of Simon Lever & Company

     24.1      Powers of Attorney as indicated on Page 24 of this Form 10-KSB.

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

                                       AND

BY:                                             BY:

/S/ JEREMY P. FEAKINS                           /S/ ROBERT D. BRENNAN
------------------------------------------      --------------------------------
Jeremy P. Feakins Chief Executive Officer       Robert D. Brennan, President and
                                                Chief Operating Officer



Date:  December 3, 1997

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/S/ JEREMY P. FEAKINS                           /S/ROBERT D. BRENNAN
-------------------------------------------     --------------------------------
Jeremy P. Feakins, Chief Executive Officer,     Robert D. Brennan, President and
Chairman, and Director                          Chief Operating Officer


/S/ JOHN BEHRMANN*
---------------------------
John Behrmann, Director


/S/ MATHEW CRIMMINS*
---------------------------
Matthew Crimmins, Director


/S/ WILLIAM SCOTT*
---------------------------
William Scott, Director



/bullet/ Pursuant to Power of Attorney

Date:  December 3, 1997

                           LIMITED POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS that John Behrmann has made constituted and appointed, and by these presents does make, constitute and appoint Dennis Surovcik, as his true and lawful attorney for me and in my name, place and stead giving and granting unto said attorney above-named, full power and authority to do and perform all and every act and thing whatsoever requisite and necessary to be done in and about the premises as fully, to all intents and purposes, as I might or could do if personally present, with full power of substitution and revocation, hereby ratifying and confirming all that he my said attorney, or his substitute shall lawfully do or cause to be done by virtue hereof as follows:

         TO SIGN AND FILE WITH THE SECURITIES AND EXCHANGE COMMISSION ON MY BEHALF, MEDICAL TECHNOLOGY AND INNOVATIONS, INC.'S FORM 10-KSB FOR THE FISCAL YEAR ENDED JUNE 30, 1997.

IN WITNESS THEREOF, I have hereunto set my hand seal this _____ day of December, 1997.

                                  __________________________________________
                                  John Behrmann

STATE OF _________________________

COUNTY OF ________________________

Subscribed and sworn to before me by the said John Behrmann, this _____ day of _________________, 1997.

                                  __________________________________________
                                  Notary Public in and for the
                                  State of

                           LIMITED POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS that Mathew Crimmins has made constituted and appointed, and by these presents does make, constitute and appoint Jeremy Feakins, as his true and lawful attorney for me and in my name, place and stead giving and granting unto said attorney above-named, full power and authority to do and perform all and every act and thing whatsoever requisite and necessary to be done in and about the premises as fully, to all intents and purposes, as I might or could do if personally present, with full power of substitution and revocation, hereby ratifying and confirming all that he my said attorney, or his substitute shall lawfully do or cause to be done by virtue hereof as follows:

         TO SIGN AND FILE WITH THE SECURITIES AND EXCHANGE COMMISSION ON MY BEHALF, MEDICAL TECHNOLOGY AND INNOVATIONS, INC.'S FORM 10-KSB FOR THE FISCAL YEAR ENDED JUNE 30, 1997.

IN WITNESS THEREOF, I have hereunto set my hand seal this _____ day of December, 1997.

                                  __________________________________________
                                  Mathew Crimmins

STATE OF _________________________

COUNTY OF ________________________

Subscribed and sworn to before me by the said Mathew Crimmins, this _____ day of _________________, 1997.

                                  __________________________________________
                                  Notary Public in and for the
                                  State of

                           LIMITED POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS that William Scott has made constituted and appointed, and by these presents does make, constitute and appoint Jeremy Feakins, as his true and lawful attorney for me and in my name, place and stead giving and granting unto said attorney above-named, full power and authority to do and perform all and every act and thing whatsoever requisite and necessary to be done in and about the premises as fully, to all intents and purposes, as I might or could do if personally present, with full power of substitution and revocation, hereby ratifying and confirming all that he my said attorney, or his substitute shall lawfully do or cause to be done by virtue hereof as follows:

         TO SIGN AND FILE WITH THE SECURITIES AND EXCHANGE COMMISSION ON MY BEHALF, MEDICAL TECHNOLOGY AND INNOVATIONS, INC.'S FORM 10-KSB FOR THE FISCAL YEAR ENDED JUNE 30, 1997.

IN WITNESS THEREOF, I have hereunto set my hand seal this _____ day of December, 1997.

                                  __________________________________________
                                  William Scott

STATE OF _________________________

COUNTY OF ________________________

Subscribed and sworn to before me by the said William Scott, this _____ day of _________________, 1997.

                                  __________________________________________
                                  Notary Public in and for the
                                  State of

                                 EXHIBIT INDEX

EXHIBIT     DESCRIPTION
-------     -----------


23.1      Consent of Simon Lever & Company

27.1      Financial data schedules.