Form 10QSB
period 1997-09-30
MEDICAL TECHNOLOGY & INNOVATIONS INC /FL/
filed 1997-12-04
CIK 847464

===============================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended SEPTEMBER 30, 1997

[   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
        EXCHANGE ACT OF 1934

        For the transition period from____________________to___________________

                       COMMISSION FILE NUMBER: 33-27610-A

                     MEDICAL TECHNOLOGY & INNOVATIONS, INC.
        (Exact name of small business issuer as specified in its charter)

           FLORIDA                                    65-2954561
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

        As of September 30, 1997 16,931,417 shares of Common Stock, no par value, of the registrant were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

        Portions of the registrant's annual report filed with the Securities and Exchange Commission on Form 10-KSB, filed December 2, 1997.

===============================================================================


                     MEDICAL TECHNOLOGY & INNOVATIONS, INC.

                                TABLE OF CONTENTS

PART I.        FINANCIAL INFORMATION

  Item 1.  Financial Statements

       Condensed Consolidated Balance Sheets
         September 30, 1997 and June 30, 1997                                                   3

       Condensed Consolidated Income Statements
         For the Three Months ended September 30, 1997 and 1996 (Unaudited)                     4

       Condensed Consolidated Statements of Stockholders'
         Equity (Unaudited)                                                                     5

       Condensed Consolidated Statements of Cash Flows
         For the Three Months ended September 30, 1997 and 1996 (Unaudited)                     6

       Notes to Condensed Consolidated
         Financial Statements                                                                   7

  Item 2.  Management's Discussion and Analysis or
            Plan of Operation                                                                   8

PART II.       OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K                                                      11


SIGNATURES                                                                                      13



                         PART I - FINANCIAL INFORMATION

                     MEDICAL TECHNOLOGY & INNOVATIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                         SEPTEMBER 30 AND JUNE 30, 1997

                                     ASSETS

                                                            September 30,             June 30,
                                                              (Unaudited)                 1997

CURRENT ASSETS
        Cash and cash equivalents                            $    15,329           $    58,090
        Accounts Receivable, less allowances of
          $36,367, respectively                                  453,693               407,633
        Inventory                                                542,101               692,273
        Prepaid Expenses                                          18,078                36,477
                                                             -----------           -----------
        Total Current Assets                                   1,029,201             1,194,473
                                                             -----------           -----------

FIXED ASSETS
        Land                                                     382,000               382,000
        Equipment, less accumulated depreciation
          of $258,005 and $223,881, respectively                 926,523               956,388
                                                             -----------           -----------
        Fixed Assets, net                                      1,308,523             1,338,388

OTHER ASSETS
        Intangible and Other Assets                            2,660,083             2,716,280
                                                             -----------           -----------

TOTAL ASSETS                                                 $ 4,997,807           $ 5,249,141
                                                             ===========           ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
        Accounts Payable                                     $   755,970           $   418,341
        Accrued Liabilities                                      307,697               384,995
        Current Maturities of Long-Term Debt                     760,052               732,997
                                                             -----------           -----------
        Total Current Liabilities                              1,823,719             1,536,333

LONG-TERM DEBT, NET OF CURRENT MATURITIES                        941,936             1,020,040
                                                             -----------           -----------

TOTAL LIABILITIES                                              2,765,655             2,556,373
                                                             -----------           -----------

STOCKHOLDERS' EQUITY
        Common Stock, no par value, authorized
            700,000,000 shares, outstanding 16,931,417
            and 16,730,729 shares, respectively                6,789,147             6,755,260
        Series A Convertible Preferred Stock, $100
            par value, authorized 70,000 shares,
            outstanding 495 and 496 shares,
             respectively                                      4,398,923             4,407,810
         Preferred Stock, authorized 100,000,000 shares
            $1,000 par value, 12%, noncumulative,
            Outstanding 22.5 shares                               22,500                22,500
        $100 par value, none issued
        Treasury Stock, at cost                                 (309,742)             (309,742)
        Accumulated Deficit                                   (8,668,676)           (8,183,060)
                                                             -----------           -----------
        Total Stockholders' Equity                             2,232,152             2,692,768
                                                             -----------           -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 4,997,807           $ 5,249,141
                                                             ===========           ===========


The accompanying notes are an integral part of the condensed financial statements.


                     MEDICAL TECHNOLOGY & INNOVATIONS, INC.
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
       FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996 (UNAUDITED)





                                                                1997           1996
                                                             ----------     ----------

Revenues                                                     $  984,624     $  832,092
Cost of Goods Sold                                              742,071        617,347
                                                             ----------     ----------
           Gross Profit                                         242,553        214,745
                                                             ----------     ----------
Operating Expenses
           Advertising                                           37,066         66,205
           Selling, General and Administrative                  641,695        779,060
                                                             ----------     ----------
           Total Operating Expenses                             678,761        845,265
                                                             ----------     ----------
Loss from Operations                                           (436,208)      (630,520)
           Interest expense, net                                 49,408         48,628
 Net Loss                                                    $ (485,616)    $ (679,148)
                                                             ==========     ==========

Earnings (Loss) per common share
           Net Loss                                          $    (.032)    $    (.055)





The accompanying notes are an integral part of the condensed financial statements.

                     MEDICAL TECHNOLOGY & INNOVATIONS, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                    SERIES A
                                                                    CONVERTIBLE
                                          COMMON        COMMON       PREFERRED      PREFERRED
                                          SHARES         STOCK         STOCK          STOCK
                                      ------------   -----------   -----------     ---------
BALANCE AT JUNE 30, 1995                11,205,036   $ 1,435,407                   $  56,000

Issuance of Common Stock                 1,306,409     1,147,076
Exercise of Stock Options                  735,084     1,102,427
Stock Issued for Services                  217,520       462,230
Purchase of Treasury Shares             (1,316,750)
Net Loss
                                      ------------   -----------   -----------     ---------
BALANCE AT JUNE 30, 1996                12,147,299     4,147,140                      56,000

Sale of 70,000 Series A
 Convertible Preferred Stock,
  net of issuance costs                                             $6,220,700
Conversions of Preferred Stock
  into Common Stock                      3,697,576     1,846,390    (1,812,890)       (33,500)
Exercise of Stock Options                  194,737       292,105
Issuance of Common Stock                   532,898       270,250
Stock Issued for Services                  215,000       199,375
Purchase of Treasury Shares                (56,781)
Net Loss
                                      ------------   -----------   -----------     ---------
BALANCE AT JUNE 30, 1997                16,730,729   $ 6,755,260   $ 4,407,810     $  22,500
Net Loss
Issuance of Common Stock                   144,509        25,000
Conversion of Preferred Stock into
   Common Stock                             56,179         8,887        (8,887)
                                      ------------   -----------   -----------     ---------
BALANCE AT SEPTEMBER 30, 1997           16,931,417   $ 6,789,147   $ 4,398,923     $  22,520
                                      ============   ===========   ===========     =========


                                                                         TOTAL
                                            TREASURY    ACCUMULATED   STOCKHOLDERS'
                                             STOCK        DEFICIT        EQUITY
                                        ----------     -----------    -----------
BALANCE AT JUNE 30, 1995                               $(2,781,730)   $(1,290,323)

Issuance of Common Stock                                                1,147,076
Exercise of Stock Options                                               1,102,427
Stock Issued for Services                                                 462,230
Purchase of Treasury Shares             $ (250,000)                      (250,000)
Net Loss                                                (1,893,771)    (1,893,771)
                                        ----------     -----------    -----------
BALANCE AT JUNE 30, 1996                  (250,000)     (4,675,501)      (722,361)

Sale of 70,000 Series A
 Convertible Preferred Stock,
  net of issuance costs                                                 6,220,700
Conversions of Preferred Stock
  into Common Stock                                                             0
Exercise of Stock Options                                                 292,105
Issuance of Common Stock                                                  270,250
Stock Issued for Services                                                 199,375
Purchase of Treasury Shares                (59,742)                       (59,742)
Net Loss                                                (3,507,559)    (3,507,559)
                                        ----------     -----------    -----------
BALANCE AT JUNE 30, 1997                $ (309,742)    $(8,183,060)   $ 2,692,768
Net Loss                                                  (485,616)      (485,616)
Issuance of Common Stock                                                   25,000
Conversion of Preferred Stock into
   Common Stock                                                                 0
                                        ----------     -----------    -----------
BALANCE AT SEPTEMBER 30, 1997           $ (309,742)    $(8,668,676)   $ 2,232,152
                                        ==========     ===========    ===========


The accompanying notes are an integral part of the condensed financial statements.

                     MEDICAL TECHNOLOGY & INNOVATIONS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996



                                                           THREE MONTHS ENDED SEPTEMBER 30,

                                                                  1997           1996
                                                             -----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                     $  (485,616)    $ (679,148)
Adjustments to reconcile net loss to net cash used in
operating activities:
            Depreciation and Amortization                         86,062         60,840
            (Increase) in Accounts Receivable                    (46,060)       (46,412)
            (Increase) Decrease in Inventory                     150,172        (88,985)
            Decrease in Prepaid Expenses                          18,399         21,169
            (Decrease) Increase in Accounts Payable              337,629      (156,466)
            (Decrease) Increase in Accrued Liabilities          (77,298)        139,516
            Stock issued for services                                  0        112,500
                                                             -----------    -----------
Net cash used in operating activities                            (16,712)      (636,986)

CASH FLOWS FROM INVESTING ACTIVITIES:
            Purchase of Net Assets of Steridyne                        0     (4,474,565)
            Purchase of Fixed Assets                                   0        (64,311)
                                                             ------------   ------------
Net cash used in investing activities                                  0     (4,538,876)
CASH FLOWS FROM FINANCING ACTIVITIES:
            Proceeds from issuance of Series A
              preferred stock, net                                     0      6,220,700
            Proceeds from issuance of stock, net                  25,000        150,000
            Proceeds from exercise of stock options, net               0        292,106
            Acquisition of Treasury Stock                              0        (18,367)
            Proceeds from exercise of Stock options, net                          - 0 -
            Repayment of notes payable                           (51,049)      (564,644)
                                                             -----------    -----------
Net cash from (used in) financing activities                     (26,049)     6,079,795
Net increase (decrease) in cash and cash equivalents             (42,761)       903,933
Cash and cash equivalents at beginning of period                  58,090        273,942
                                                             -----------    -----------
Cash and cash equivalents at end of period                   $    15,329    $ 1,177,875
                                                             ===========    ===========


The accompanying notes are an integral part of the condensed financial statements.

                     MEDICAL TECHNOLOGY & INNOVATIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. CONDENSED FINANCIAL STATEMENTS. The unaudited condensed consolidated financial information contained in this report reflects all adjustments (consisting of normal recurring accruals) considered necessary, in the opinion of management, for a fair presentation of results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1997 Annual Report on Form 10-KSB. The results of operations for periods ended September 30 are not necessarily indicative of operations for the full year.

2. STOCK OPTION PLANS. In October of 1995 officers of the Company were granted options to acquire up to 2.0 million shares of common stock at an exercise price of $1.50 per share. The options are exercisable ratably over a three year period commencing with the quarter ending June 30, 1996.

In April of 1996 the Company's shareholders approved the 1996 Stock Option Plan, which allows the board of directors to grant up to 3.0 million options. During fiscal 1996, 1,250,000 options have been granted.

The following is a summary of stock option transactions:

                Outstanding, July 1, 1997      3,239,936
                          Options granted              0
                        Options exercised              0
                        Options cancelled       (500,000)
                                              ----------
          Outstanding, September 30, 1997      2,739,936
                                              ==========
               Exercisable, end of period        939,231
                                              ==========

3. PREFERRED STOCK. The Company has two classes of preferred stock. The $1,000 par value convertible preferred stock is convertible into 14,985 shares of the Company's common stock. The Series A convertible preferred stock has no dividend, an 8% cumulative accretion, and may be redeemed as follows (per share):

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

The Series A convertible preferred stock is convertible into approximately 30 million shares of the Company's common stock as of September 30, 1997. The Series A preferred stock conversion rate is lower of the approximate market rate or $2.72. As of September 30, 1997, 495 shares of the Series A preferred stock were convertible. All Series A preferred shares outstanding as of July 1999 must be converted into the Company's common stock.

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

4. WARRANTS. The Company has issued warrants to purchase 4.3 million shares of common stock as of September 30, 1997. The warrants relate to grants made in connection with an equity issuance and various services rendered. The warrants can be exercised at prices ranging from $.25 to $2.72 per share. 3.1 million warrants expire in July 2001. Pursuant to terms renegotiated in September of 1997 between the Company and holders of Series A Preferred Shares issued in July of 1996, the exercise price of approximately 1.8 million warrants will be reduced from $2.72 to $1.00.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This analysis should be read in conjunction with the condensed consolidated financial statements, the notes thereto, and the financial statements and notes thereto included in the Company's June 30, 1997 Annual Report on Form 10-KSB.

All nonhistorical information contained in this Form 10-QSB is a forward-looking statement. The forward looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward looking statements. Factors that might cause such differences include, but are not limited to the following, a slower acceptance of the MTI PhotoscreenerTM in the marketplace, increased foreign competition putting pricing pressures on Steridyne products, changes in economic trends and other unforeseen situations or developments. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTH PERIOD ENDED SEPTEMBER 30, 1997 AND 1996

Revenues for the first quarter of fiscal 1998 increased by $152,532 or an 18% increase. This increase results because of increased demand for the MTI PhotoScreener/Trademark/ and the inclusion of Steridyne in the consolidated results. Gross profit for the first quarter of fiscal 1998 increased by 13% versus the comparable quarter in fiscal 1997 mostly due to sales increases as overall margins are comparable between the two periods. MTI products generally have higher profit margins than Steridyne products.

Operating expense decreased by 20% from $845,265 in the first quarter of fiscal 1997 to $678,761 in the comparable quarter in fiscal 1998. This reduction is evident in most expense categories with the greatest savings in the employment and public relations areas. Exclusive of Steridyne, the number of full time employees has been cut back by over one-third from the first quarter of fiscal 1998 versus 1997. Management expects general and administrative costs to continue to reduce in the second quarter of fiscal 1998 because of extra costs the Company incurred in renegotiating the terms of the original Series A Preferred Stock issued in July of 1996.

Management expects a lower net loss for the second fiscal quarter of 1998 because of increased sales and continued controls of costs.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1997 the Company had cash of $15,329 and working capital of ($794,518) as compared to $58,090 and ($341,860) at June 30, 1997. The increase in the working capital deficit is partially due to the inclusion of $343,750 of subordinated convertible notes in the current liabilities. Assuming the subordinated notes are put to the Company for conversion, the Company intends to honor the put by issuing common stock.

In September of 1997 the Company reached an agreement with the holders of the Series A Preferred shares issued in July of 1996 to amend certain term and conditions of the issue subject to the Company completing the required financing. All Series A Preferred shareholders were given the option of electing ("Option 1") a cash payment of $3,800 per share or ("Option 2") 10,000 shares of the Company's common stock and a new Series B Preferred share with a $6,000 face in exchange for 1 share of the original Series A Preferred. All Series A Preferred shareholders will also have the exercise price reduced on all warrants applicable to tendered Series A Preferred Shares from $2.72 to $1.00. The new Series B Preferred Stock is convertible into common stock of the Company from October 1, 1998 at a fixed price of $1.00. Conversion is limited to 10% of the holding for the first four months following October 1, 1998 then it is increased to 20% per month thereafter. The Series B Preferred stock can be redeemed by the Company at any time but is mandatory on September 30, 2000. Common stock issued to Series A Preferred Stockholders electing Option 2 is subject to a lock-up for next year or as follows:

                                            %SHARES
               DATE                         SALABLE
        ------------------                  -------
        December 1, 1997                        2.5%
        January 1, 1998                         5.0%
        February 1, 1998                        7.5%
        April 1, 1998                          10.0%
        July 1, 1998                           30.0%
        October 1, 1998                        45.0%
                                              -----
                                              100.0%

As of October 1, 1997, shareholders owning 210 Series A Preferred shares elected Option 1 and shareholders owning 274 Series A Preferred shares elected Option 2. All funds required to satisfy the company's cash requirements of Option 1 were in place as of the same date.

In connection with securing financing for Option 1 of the Series A Preferred restructuring, the Company raised an additional $719,000 for general working capital purposes. The Company recruited new senior management who instituted significant reductions in employees, inventory management programs and cutbacks in operating expenses in all parts of the business. Management also broadened its sales and marketing emphasis to target large retailers and national public service organizations rather than individual healthcare professionals. Management believes these actions will improve operating performance and cash flow in the near term.

For the past several years the Company has financed its operations primarily through private sales of securities and revenues from the sale of its products. Since June of 1993 the company has received net proceeds of approximately $10.0 million from the private sale of securities and debt. The Company may raise additional capital through private and/or public sales of securities in the future.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     EXHIBITS:

 3.1 Amendment to the Articles of Incorporation for SouthStar Productions, Inc., which changed its name to Medical Technology & Innovations, Inc. Incorporated by reference to the Company's Current Report on Form 8-K for an event on September 21, 1995]

 3.2 Restated Articles of Incorporation for Medical Technology & Innovations, Inc.[Incorporated by reference to Exhibit 3.3 to the Company's Annual Report on Form 10-KSB (File No. 33-27610-A), filed September 30, 1996]

 3.3 By-laws [Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S- 18 (File No. 33-27610-A), filed March 17, 1989]

10.1 Share Exchange Plan between SouthStar Productions, Inc. and Medical Technology, Inc. [Incorporated by reference to the Company's Current Report on Form 8-K for an event on August 21, 1995]

10.2 Asset purchase agreement for the purchase and sale of certain assets of Steridyne Corporation [Incorporated by reference to the Company's Current Report on Form 8-K for an event on July 31, 1996]

10.3 Medical Technology & Innovations, Inc. 1996 Stock Option Plan. [Incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-KSB (File No. 33-27610-A), filed September 30, 1996]

10.4 SouthStar Productions, Inc. Stock Purchase Plan 1995a (Financial Public Relations Consulting Agreement) [Incorporated by reference to Exhibit
        4.1 to the Company's Registration Statement on Form S-8 (File No. 33-27610-A), filed August 23, 1995]

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

                                               AND
BY:                                            BY:
   /S/ JEREMY P. FEAKINS                          /s/ ROBERT D. BRENNAN
-------------------------------------------       ----------------------------
   Jeremy  P. Feakins, President and Chief        Robert D. Brennan, President
   Executive Officer                              Chief Operating Officer



Date:  December 2, 1997.

                                 EXHIBIT INDEX


EXHIBIT       DESCRIPTION
-------       -----------

27.1          Financial Data Schedule