Form 10QSB
period 1997-12-31
MEDICAL TECHNOLOGY & INNOVATIONS INC /FL/
filed 1998-02-23
CIK 847464

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended DECEMBER 31, 1997

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

         As of December 31, 1997 25,092,010 shares of Common Stock, no par value, of the registrant were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Portions of the registrant's annual report filed with the Securities and Exchange Commission on Form 10-KSB, filed December 2, 1997.


                     MEDICAL TECHNOLOGY & INNOVATIONS, INC.


                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets
                    December 31, 1997 and June 30, 1997                                                                   4

                  Condensed Consolidated Income Statements
                    For the Three and Six Months ended December 31, 1997 and 1996 (Unaudited)                             5

                  Condensed Consolidated Statements of Stockholders'
                    Equity (Unaudited)                                                                                    6

                  Condensed Consolidated Statements of Cash Flows
                    For the Six Months ended December 31, 1997 and 1996 (Unaudited)                                       7

                  Notes to Condensed Consolidated
                    Financial Statements                                                                                  8

         Item 2.  Management's Discussion and Analysis or
                       Plan of Operation                                                                                  9

PART II. OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K                                                                        11

SIGNATURES                                                                                                               13

                         PART I - FINANCIAL INFORMATION


                     MEDICAL TECHNOLOGY & INNOVATIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31 AND JUNE 30, 1997

                                     ASSETS

                                                                  December 31,                  June 30,
                                                                   (Unaudited)                      1997
                                                                   -----------                 ---------
CURRENT ASSETS
         Cash and cash equivalents                                   $ 196,923                   $58,090
         Accounts Receivable, less allowances of
           $36,367                                                     540,799                   407,633
         Inventory                                                     621,549                   692,273
         Prepaid Expenses                                               28,310                    36,477
                                                                    ----------                ----------
         Total Current Assets                                        1,387,581                 1,194,473
                                                                    ----------                ----------

FIXED ASSETS
         Land                                                          382,000                   382,000
         Equipment, less accumulated depreciation
           of $292,129 and $223,881, respectively                      893,237                   956,388
                                                                    ----------                ----------
         Fixed Assets, net                                           1,275,237                 1,338,388

OTHER ASSETS
         Intangible and Other Assets                                 2,603,886                 2,716,280
                                                                    ----------                ----------

TOTAL ASSETS                                                        $5,266,704                $5,249,141
                                                                    ==========                ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
         Accounts Payable                                             $568,272                  $418,341
         Accrued Liabilities                                           617,399                   384,995
         Current Maturities of Long-Term Debt                          701,880                   732,997
                                                                    ----------                ----------
         Total Current Liabilities                                   1,887,551                 1,536,333

LONG-TERM DEBT, NET OF CURRENT MATURITIES                            1,627,390                 1,020,040
                                                                    ----------                ----------

TOTAL LIABILITIES                                                    3,514,941                 2,556,373
                                                                    ----------                ----------

STOCKHOLDERS' EQUITY
         Common Stock, no par value, authorized
             700,000,000 shares, outstanding 25,092,010
             and 16,730,729 shares, respectively                     9,310,170                 6,755,260
         Series A Convertible Preferred Stock, $100
             par value, authorized 70,000 shares,
             outstanding nil and 496 shares,
              respectively                                               - 0 -                 4,407,810
         Series B Convertible Preferred Stock,
             $100 par value, authorized 1000 shares,
               267 outstanding                                       1,602,000                     - 0 -
          Preferred Stock, authorized 100,000,000 shares
             $1,000 par value, 12%, noncumulative,
             Outstanding 22.5 shares                                    22,500                    22,500
         Treasury Stock, at cost                                      (309,742)                 (309,742)
         Accumulated Deficit                                        (8,873,165)               (8,183,060)
                                                                    ----------                ----------
         Total Stockholders' Equity                                  1,751,763                 2,692,768
                                                                    ----------                ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $5,266,704                $5,249,141
                                                                    ==========                ==========

                   The accompanying notes are an integral part
                     of the condensed financial statements.


                     MEDICAL TECHNOLOGY & INNOVATIONS, INC.
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
 FOR THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996 (UNAUDITED)



                                                                          Three Months Ended                  Six Months Ended
                                                                             December 31,                       December 31,

                                                                        1997               1996            1997               1996
                                                                  ----------         ----------      ----------         ----------
Revenues                                                          $1,425,376         $1,014,945      $2,410,000         $1,847,037
Cost of Goods Sold                                                   908,102            771,914       1,650,173          1,389,261
                                                                  ----------         ----------      ----------         ----------
          Gross Profit                                               517,274            243,031         759,827            457,776
                                                                  ----------         ----------      ----------         ----------
Operating Expenses
          Advertising                                                 33,680            238,441          70,746            304,646
          Selling, General,
          and Administrative                                         612,175            881,336       1,253,870          1,660,396
                                                                  ----------         ----------      ----------         ----------
          Total Operating Expenses                                   645,855          1,119,777       1,324,616          1,965,042
                                                                  ----------         ----------      ----------         ----------
(Loss) from Operations                                              (128,581)          (876,746)       (564,789)        (1,507,266)
          Interest expense, net                                       75,908             31,009         125,316             79,637
                                                                  ----------         ----------      ----------         ----------
Net (Loss) from Operations                                         ($204,489)         ($907,755)      ($690,105)       ($1,586,903)

Add: Gain on Restructuring of Series A
         Preferred Stock                                             948,163             - 0  -         948,163              - 0 -
                                                                  ----------         ----------      ----------         ----------
Net Income (Loss) Attributable to
         Common Stock                                               $743,674          ($907,755)       $258,058        ($1,586,903)
                                                                    ========          =========        ========        ===========

Basic Earnings Per Share

Net Operating (Loss) per common share                                 ($.011)            ($.032)         ($.039)            ($.124)
                                                                    ========         ==========       =========        ===========

Net Income (Loss) per common share after
          Gain on Restructuring of Series A
          Preferred Stock                                              $.042             ($.032)          $.014             ($.124)
                                                                    ========         ==========       =========        ===========

         Note: In accordance with Financial Accounting Standards No. 128, "Earnings per Share" the difference between basic earnings per share and diluted earnings per share is not material.

                   The accompanying notes are an integral part
                     of the condensed financial statements.


                     MEDICAL TECHNOLOGY & INNOVATIONS, INC.
      CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)


                                                                 Series A      Series B
                                                                Convertible   Convertible
                                         Common      Common     Preferred     Preferred
                                         Shares       Stock         Stock         Stock
                                     ----------  ----------   -----------   -----------
BALANCE AT JUNE 30, 1995             11,205,036  $1,435,407

Issuance of Common Stock              1,306,409   1,147,076
Exercise of Stock Options               735,084   1,102,427
Stock Issued for Services               217,520     462,230
Purchase of Treasure Shares          (1,316,750)
Net Loss
                                     ----------  ----------
BALANCE AT JUNE 30, 1996             12,147,299  $4,147,140
                                     ----------  ----------

Sale of 70,000 Series A
    Convertible Preferred Stock,
    Net of issuance costs                                      $6,220,700
Conversions of Preferred Stock
    Into Common Stock                 3,697,576  $1,846,390    (1,812,890)
Exercise of Stock Options               194,737     292,105
Issuance of Common Stock                532,898     270,250
Stock Issued for Services               215,000     199,375
Purchase of Treasury Shares             (56,781)
Net Loss
                                     ----------  ----------    ----------
BALANCE AT JUNE 30, 1997             16,730,729  $6,755,260    $4,407,810
                                     ----------  ----------    ----------

Net Loss
Issuance of Common Stock                144,509     $25,000
Conversion of Series A Preferred
    Stock into common stock           8,216,772   1,581,747   ($1,581,747)
Gain on Restructuring of Series A
    Preferred Stock                                 948,163    (1,224,063)
Issuance of Series B Preferred
    In exchange for Series A                                   (1,602,000)  $ 1,602,000
                                     ----------  ----------   -----------   -----------
BALANCE AT DECEMBER 31, 1997         25,092,010  $9,310,170         - 0 -    $1,602,000
                                     ==========  ==========   ===========   ===========


                                                                                         Total
                                       Preferred     Treasury       Accumulated   Stockholders'
                                           Stock        Stock           Deficit          Equity
                                       ---------     --------      ------------   -------------
BALANCE AT JUNE 30, 1995                 $56,000                   ($2,781,730)     ($1,290,323)

Issuance of Common Stock                                                              1,147,076
Exercise of Stock Options                                                             1,102,427
Stock Issued for Services                                                               462,230
Purchase of Treasure Shares                        ($250,000)                          (250,000)
Net Loss                                                            (1,893,771)      (1,893,771)
                                       ---------    ---------       -----------     -----------
BALANCE AT JUNE 30, 1996                $ 56,000   ($250,000)      ($4,675,501)       ($722,361)
                                       ---------    ---------       -----------     -----------

Sale of 70,000 Series A
    Convertible Preferred Stock,
    Net of issuance costs                                                            $6,220,700
Conversions of Preferred Stock
    Into Common Stock                   ($33,500)
Exercise of Stock Options                                                               292,105
Issuance of Common Stock                                                                270,250
Stock Issued for Services                                                               199,375
Purchase of Treasury Shares                         ($59,742)                           (59,742)
Net Loss                                                           ($3,507,559)      (3,507,559)
                                       ---------    ---------       -----------     -----------
BALANCE AT JUNE 30, 1997                 $22,500   ($309,742)      ($8,183,060)      $2,692,768
                                       ---------    ---------       -----------     -----------

Net Loss                                                             ($690,105)       ($690,105)
Issuance of Common Stock                                                                 25,000
Conversion of Series A Preferred
    Stock into common stock
Gain on Restructuring of Series A
    Preferred Stock                                                                    (275,900)
Issuance of Series B Preferred
    In exchange for Series A
                                       ---------    ---------       -----------     -----------
BALANCE AT DECEMBER 31, 1997             $22,500   ($309,742)      ($8,873,165)      $1,751,763
                                       =========    =========       ===========     ===========

                  The accompanying notes are an integral part
                     of the condensed financial statements.


                     MEDICAL TECHNOLOGY & INNOVATIONS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
               FOR THE SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996


                                                                                               Six Months Ended December 31,
                                                                                             1997                          1996
                                                                                             ----                          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                                                ($690,105)                     ($1,586,903)
Adjustments to reconcile net loss to net cash used in
operating activities:
               Depreciation and Amortization                                              180,135                          149,789
               (Increase) Decrease in Accounts Receivable                                (133,166)                          53,169
               (Increase) Decrease in Inventory                                            70,726                         (277,935)
               Decrease in Prepaid Expenses                                                 8,167                           91,149
                Increase in Accounts Payable                                              149,929                           29,038
                Increase in Accrued Liabilities                                           232,404                          155,346
               Stock issued for services                                                    - 0 -                          112,500
                                                                                     ------------                       ----------
Net cash used in operating activities                                                    (181,910)                      (1,273,847)

CASH FLOWS FROM INVESTING ACTIVITIES:
               Purchase of Net Assets of Steridyne                                                                      (4,436,635)
               Purchase of Fixed Assets                                                    (4,590)                        (151,447)
                                                                                     ------------                       ----------
               Net cash used in investing activities                                       (4,590)                      (4,588,082)

CASH FLOWS FROM FINANCING ACTIVITIES:
               Costs incurred for restructuring of
                   Series A Preferred Stock                                              (275,900)                            - 0 -
               Proceeds from issuance of Series A
                   preferred stock, net                                                     - 0 -                        6,220,700
               Proceeds from issuance of stock, net                                        25,000                          150,000
               Proceeds from exercise of stock options, net                                 - 0 -                          292,106
               Acquisition of Treasury Stock                                                - 0 -                          (57,357)
               Proceeds from issuance of notes payable                                    730,729                          241,529
               Repayment of notes payable                                                (154,496)                        (577,042)
                                                                                        ---------                         --------
Net cash from  financing activities                                                       325,333                        6,269,936
Net increase  in cash and cash equivalents                                                138,833                          408,007
Cash and cash equivalents at beginning of period                                           58,090                          273,942
                                                                                     ------------                       ----------
Cash and cash equivalents at end of period                                           $    196,923                       $  681,949
                                                                                     ============                       ==========

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

                  In April of 1996 the Company's shareholders approved the 1996 Stock Option Plan, which allows the board of directors to grant up to 3.0 million options. During fiscal 1997, 1,250,000 options have been granted.

                  In September of 1997, the Board of Directors reduced the exercise price on all options granted to the Chief Executive Officer, President and Executive Vice President of the Company to $.25.

                  The following is a summary of stock option transactions:

                  Outstanding, July 1, 1997                3,239,936
                  Options granted                                  0
                  Options exercised                                0
                  Options cancelled                        (500,000)
                                                           ---------
                  Outstanding, December 31, 1997           2,739,936
                                                           =========
                  Exercisable, end of period               1,163,397
                                                           =========

3. PREFERRED STOCK. The Company has three classes of preferred stock. The $1,000 par value convertible preferred stock is convertible into 14,985 shares of the Company's common stock

                  The Series A convertible preferred stock was convertible into approximately 30 million shares of the Company's common stock as of September 30, 1997. The Series A preferred stock conversion rate was the lower of the approximate market rate or $2.72.

                  During September of 1997, the Company renegotiated terms with the Series A Preferred Shareholders and as a result, all Series A Preferred Shares were exchanged for a combination of cash, common stock, a new Series B Preferred stock and an amended warrant certificate with an exercise price of $1.00 per share in cash. Series A Preferred shareholders owning 217 outstanding shares elected to receive $3,800 in cash in exchange for their Series A Preferred shares with a face value of $10,000. Series A Preferred shareholders owing 267 outstanding shares agreed to exchange their Series A Preferred shares for a new Series B Preferred share with a $100 par value, a face value of $6000 with accretion at 8% from October 1, 1997 plus 10,000 shares of the Company's common stock. The new Series B Preferred stock is convertible into common stock beginning October 1, 1998 at a fixed conversion price of $1.00 per share.

                  Conversion is limited to 10% per month of the shares held until February 28, 1999 and 20% per month thereafter. The conversion feature doubles provided the Company's common stock closing bid price for ten consecutive days is greater than $2.00 per share. The Company has the option of redeeming the Series B Preferred shares at any time in cash, at 110% of the original face value of the Series B Preferred shares including accretion, or in the Company's common stock valued at the average closing bid price for the 30 days prior to the redemption at 120% of the original face value of the Series B Preferred shares including accretion. The Company is required to redeem the Series B Preferred stock on September 30, 2000. The common stock issued to Series B Preferred shareholders is subject to the following lockup schedule:
                                                                     Maximum
                                          Date                       Tradeable
                                          ----                       ---------
                                    December 1, 1997                250 shares
                                     January 1, 1998                750 shares
                                    February 1, 1998              1,500 shares
                                       April 1, 1998              2,500 shares
                                        July 1, 1998              5,500 shares
                                     October 1, 1998             10,000 shares

                  As a result of the restructuring of the Series A Preferred Stock, the common stock holders have received a gain of approximately $948,000.

 4. WARRANTS. The Company has issued warrants to purchase 4.3 million shares of common stock as of December 31, 1997. The warrants relate to grants made in connection with an equity issuance and various services rendered. The warrants can be exercised at prices ranging from $.25 to $2.72 per share. 3.1 million warrants expire in July 2001. Pursuant to terms renegotiated in September of 1997 between the Company and holders of Series A Preferred Shares issued in July of 1996, the exercise price of approximately 1.8 million warrants will be reduced from $2.72 to $1.00.

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

RESULTS OF OPERATIONS

COMPARISON OF SIX MONTH PERIODS ENDED DECEMBER 31, 1997 AND 1996

Revenues for the first half of fiscal 1998 increased by $562,963 or a 30% increase. This increase results because of increased demand for the MTI PhotoScreener(TM) from retail optical chains, service clubs and schools combined with good growth in the core Steridyne business. Gross profit for the first half of fiscal 1998 increased by 66% versus the comparable period in fiscal 1997 mostly due to sales increases and mix as overall margins are comparable between the two periods. MTI products generally have higher profit margins than Steridyne products.

Operating expense decreased by 33% from $1,965,042 in the first half of fiscal 1997 to $1,324,616 in the comparable period in fiscal 1998. This reduction is evident in almost all expense categories with the greatest savings in the employment and public relations areas. Exclusive of Steridyne, the number of full time employees has been cut back by over one-third from the first half of fiscal 1998 versus 1997. Management expects general and administrative costs to continue at the same rate for the third quarter of fiscal 1998. Interest expense has increased 57% to $125,316 for the first six months of fiscal 1998 versus 1997 because of the debt incurred to fund the restructuring of the Series A Preferred shares and higher interest costs associated with factoring the Company's receivables to increase cash flow.

Management expects a lower net loss from operations for the third fiscal quarter of 1998 because of increased sales and continued cost controls.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1997 the Company had cash of $196,923 and working capital of ($499,970) as compared to $58,090 and ($341,860) at June 30, 1997. The increase in the working capital deficit is partially due to the inclusion of $343,750 of subordinated convertible notes in the current liabilities. Assuming the subordinated notes are put to the Company for conversion, the Company intends to honor the put by issuing common stock.

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

Common stock issued to Series A Preferred Stockholders electing Option 2 is subject to a lock-up which ends on October 1, 1998.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In March, 1997, the Company was sued by Lehman Millet Incorporated ("LMI") in Suffolk County Superior Court in Boston, Massachusetts concerning an alleged agreement to provide public relations and promotional assistance with respect to the MTI PhotoScreener(TM). The suit alleges that monies are owed by the Company to LMI for services provided. The Company answered the complaint and vigorously contests the claims, and has asserted counterclaims for breach of contract and deceit alleging damages, including lost revenues as a result of LMI's failure to provide the appropriate professional services as represented. The lawsuit is presently in the discovery phase and the parties anticipate attempting to resolve this matter by mediation within the next several months.

On November 24, 1997, the Company filed suit against Faisal Finance (Switzerland) SA in the United States District Court, Eastern District of Pennsylvania, Case No. 97-CV-7191. The suit alleges that Faisal breached its contract with the Company with respect to the Company's restructuring of the Company's Series A Preferred Stock Regulation S offering. The complaint also alleges that Faisal engaged in a scheme to defraud the Company and requests that the court award it, as of this date, an unspecified amount of damages. Prior to the filing of the complaint Faisal demanded conversion of its Series A stock. The Company has refused to agree to that request. In response thereto, Faisal filed suit against the Company in the United States District Court, Southern District of Florida, Case No. 97-3813 for Breach of Contract and Quantum Meruit in regard to the same transaction and seeks damages in excess of $50,000 and that the Company be required to convert Faisal's preferred stock. It is anticipated that these actions will be consolidated into one case in Florida. With respect to the suit filed by Faisal, the Company believes that the suit is without merit and the Company will vigorously defend this action.

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

                                                              AND
BY:                                                                    BY:
         /S/ DENNIS A. SUROVCIK                                                       /s/ ROBERT D. BRENNAN
         ------------------------------------------                                   -------------------------------------
         Dennis A. Surovcik, Senior Vice President                                        Robert D. Brennan, President
         Chief Financial Officer                                                          Chief Operating Officer

Date:  February 15, 1998.

                                 EXHIBIT INDEX

Exhibit                    Description
-------                    -----------

27              Financial Data Schedule