Form 10QSB
period 1998-03-31
MEDICAL TECHNOLOGY & INNOVATIONS INC /FL/
filed 1998-05-22
CIK 847464

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 1998

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
         EXCHANGE ACT OF 1934
         For the transition period from              to

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

      As of March 31, 1998 25,907,344 shares of Common Stock, no par value, of the registrant were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Portions of the registrant's annual report filed with the Securities and Exchange Commission on Form 10-KSB, filed December 2, 1997.

                     MEDICAL TECHNOLOGY & INNOVATIONS, INC,

                                TABLE OF CONTENTS

PART I.           FINANCIAL INFORMATION

     Item 1.  Financial Statements

          Condensed Consolidated Balance Sheets
            March 31, 1998 and June 30, 1997                                   4

          Condensed Consolidated Income Statements
            For the Three and Nine Months ended March 31, 1998 and 1997
            (Unaudited)                                                        5

          Condensed Consolidated Statements of Stockholders'
            Equity (Unaudited)                                                 6

          Condensed Consolidated Statements of Cash Flows
            For the Nine Months ended March 31, 1998 and 1997 (Unaudited)      7

          Notes to Condensed Consolidated
            Financial Statements                                               8

     Item 2.  Management's Discussion and Analysis or
               Plan of Operation                                               9

     Item 4.  Submission of Matters to a Vote of Security Holders             11

PART II.          OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K                                 12

SIGNATURES                                                                    14

                         PART I - FINANCIAL INFORMATION

                     Medical Technology & Innovations, Inc.
                      Condensed Consolidated Balance Sheets
                        March 31, 1998 and June 30, 1997

                                                Assets
                                                                 March 31, 1998                June 30,
                                                                   (Unaudited)                   1997
Current Assets
         Cash and cash equivalents                                  $ 187, 474                   $58,090
         Accounts Receivable, less allowances of
           $36,367, respectively                                       596,496                   407,633
         Inventory                                                     475,943                   692,273
         Prepaid Expenses                                               32,990                    36,477
                                                                 -------------               -----------
         Total Current Assets                                        1,292,903                 1,194,473
                                                                 -------------               -----------

Fixed Assets
         Land                                                          382,000                   382,000
         Equipment, less accumulated depreciation
           of $326,280 and $223,881, respectively                      861,310                   956,388
                                                                 -------------               -----------
         Fixed Assets, net                                           1,243,310                 1,338,388

Other Assets
         Intangible and Other Assets                                 2,547,869                 2,716,280
                                                                 -------------               -----------

Total Assets                                                     $   5,084,082               $ 5,249,141
                                                                 =============               ===========

                                Liabilities and Stockholders' Equity
Current Liabilities
         Accounts Payable                                             $516,841                  $418,341
         Accrued Liabilities                                           473,350                   384,995
         Current Maturities of Long-Term Debt                        1,039,480                   732,997
                                                                 -------------               -----------
         Total Current Liabilities                                   2,029,671                 1,536,333

Long-Term Debt, Net of Current Maturities                            1,326,191                 1,020,040
                                                                 -------------               -----------
Total Liabilities                                                    3,355,862                 2,556,373
                                                                 -------------               -----------

Stockholders' Equity
         Common Stock, no par value, authorized
             700,000,000 shares, outstanding 25,907,344
             and 16,730,729 shares, respectively                     9,488,654                 6,755,260
         Series A Convertible Preferred Stock, $100
             par value, authorized 70,000 shares,
             outstanding nil and 496 shares,
              respectively                                               - 0 -                 4,407,810
         Series B Convertible Preferred Stock,
             $100 par value, authorized 1000 shares,
               267 outstanding                                       1,602,000                     - 0 -
          Preferred Stock, authorized 100,000,000 shares
             $1,000 par value, 12%, noncumulative,
             Outstanding 22.5 shares                                    22,500                    22,500
         Treasury Stock, at cost                                     (309,742)                 (309,742)
         Accumulated Deficit                                       (9,075,192)               (8,183,060)
                                                                 -------------               -----------
         Total Stockholders' Equity                                  1,728,220                 2,692,768
                                                                 -------------               -----------
Total Liabilities and Stockholders' Equity                       $   5,084,082               $ 5,249,141
                                                                 =============               ===========

               The accompanying notes are an integral part of the
                        condensed financial statements.

                     Medical Technology & Innovations, Inc.
                    Condensed Consolidated Income Statements
 For the Three Months and Nine Months Ended March 31, 1998 and 1997 (Unaudited)

                                               Three Months Ended             Nine Months Ended
                                                    March 31,                     March 31,
                                             1998             1997          1998             1997
Revenues                                  $1,315,277         $931,193    $3,725,277       $2,778,230
Cost of Goods Sold                           756,704          696,437     2,406,877        2,085,698
          Gross Profit                       558,573          234,756     1,318,400          692,532

Operating Expenses
          Advertising                         30,652           95,085       101,398          399,731
          Selling, General,
          and Administrative                 678,592          977,694     1,932,462        2,667,155
          Total Operating Expenses           709,244        1,072,779     2,033,860        3,066,886

(Loss) from Operations                      (150,671)        (838,023)     (715,460)      (2,374,354)
          Interest expense, net               51,356           45,843       176,672           96,252

Net (Loss) from Operations                 ($202,027)       ($883,866)    ($892,132)     ($2,470,606)
Add: Gain on Restructuring of Series A
         Preferred Stock                          -0-             - 0-      948,163               -0-
Net Income (Loss) Attributable to
         Common Stock                      ($202,027)       ($883,866)      $56,031        ($883,866)

Net Operating (Loss) per common share          ($.01)          ($.065)       ($.044)          ($.183)

Net Income (Loss) per common share after
          Gain on Restructuring of Series A
          Preferred Stock                      ($.01)          ($.065)        $.003           ($.183)


Note: In accordance with Financial Accounting Standards No. 128, "Earnings per Share" the difference between basi earnings per share and diluted earnings per share is not material.

               The accompanying notes are an integral part of the
                        condensed financial statements.

                     Medical Technology & Innovations, Inc.
            Condensed Consolidated Statements of Stockholders' Equity

                                                      Series A      Series B
                                                     Convertible   Convertible                                          Total
                              Common      Common      Preferred     Preferred   Preferred  Treasury    Accumulated   Stockholders'
                              Shares      Stock         Stock         Stock       Stock     Stock        Deficit        Equity

Balance at June 30, 1995   11,205,036  $1,435,407                                $56,000               ($2,781,730)  ($1,290,323)

Issuance of Common Stock    1,306,409   1,147,076                                                                      1,147,076
Exercise of Stock Options     735,084   1,102,427                                                                      1,102,427
Stock Issued for Services     217,520     462,230                                                                        462,230
Purch of Treasury Shares   (1,316,750)                                                     ($250,000)                   (250,000)
Net Loss                                                                                               (1,893,771)   (1,893,771)

Balance at June 30, 1996   12,147,299  $4,147,140                                 56,000   ($250,000)  ($4,675,501)    ($722,361)

Sale of 70,000 Series A
 Convertible Preferred Stock,
 Net of issuance costs                                $6,220,700                                                       6,220,700
Conversions of Preferred Stock
 Into Common Stock          3,697,576   1,846,390     (1,812,890)                (33,500)
Exercise of Stock Options     194,737     292,105                                                                        292,105
Issuance of Common Stock      532,898     270,250                                                                        270,250
Stock Issued for Services     215,000     199,375                                                                        199,375
Purchase of Treasury Shares   (56,781)                                                       (59,742)                    (59,742)
Net Loss                                                                                                (3,507,559)   (3,507,559)

Balance at June 30, 1997   16,730,729  $6,755,260     $4,407,810                 $22,500   ($309,742)  ($8,183,060)   $2,692,768

Net Loss                                                                                                  (892,132)     (892,132)
Issuance of Common Stock      169,509      50,000                                                                         50,000
Stock Issued for Services     790,344     197,584                                                                        197,584
Conversion of Series A Preferred
 Stock into common stock    8,216,772   1,581,747     (1,581,747)
Gain on Restructuring of Series A
 Preferred Stock                          904,063     (1,224,063)                                                       (320,000)
Issuance of Series B Preferred
 In exchange for Series A                             (1,602,000)  1,602,000

Balance at March 31, 1998  25,907,344  $9,488,654             -0- $1,602,000     $22,520   ($309,742)  ($9,075,192)    $1,728,220

                          The accompanying notes are an
              integral part of the condensed financial statements.

                     Medical Technology & Innovations, Inc.
           Condensed Consolidated Statements of Cash Flows (Unaudited)
                For the Nine Months Ended March 31, 1998 and 1997

                                                              Nine Months Ended March 31,
                                                              1998                   1997
Cash flows from operating activities:
Net Loss                                                   ($892,132)           ($2,470,606)
Adjustments to reconcile net loss to net cash used
   in operating activities:
               Depreciation and Amortization                 266,911                238,808
               (Increase) Decrease in Accounts Receivable   (188,863)               127,990
               (Increase) Decrease in Inventory              216,330               (364,131)
               Decrease in Prepaid Expenses                    3,487                103,003
               Increase in Accounts Payable                   98,500                300,707
               Increase in Accrued Liabilities                88,355                 93,861
               Stock issued for services                     197,584                199,375
Net cash used in operating activities                       (209,828)            (1,770,993)

Cash flows from investing activities:
               Purchase of Net Assets of Steridyne                               (4,406,635)
               Purchase of Fixed Assets                       (4,590)              (240,275)
Net cash used in investing activities                         (4,590)            (4,646,910)

Cash flows from financing activities:
               Costs incurred for restructuring of
                  Series A Preferred Stock, net             (320,000)                    -0-
               Proceeds from issuance of Series A
                 preferred stock, net                             -0-             6,220,700
               Proceeds from issuance of stock, net           50,000                220,250
               Proceeds from exercise of stock options, net       -0-               292,106
               Acquisition of Treasury Stock                      -0-               (57,357)
               Proceeds from issuance of notes payable       806,729                290,000
               Repayment of notes payable, net              (192,927)              (649,648)
Net cash from (used in) financing activities                 343,802              6,316,051

Net increase (decrease) in cash and cash equivalents         129,384               (101,852)

Cash and cash equivalents at beginning of period              58,090                273,942

Cash and cash equivalents at end of period                  $187,474               $172,090
                                                            ========               ========

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

     In April of 1996 the Company's shareholders approved the 1996 Stock Option Plan, which allows the board of directors to grant up to 3.0 million options. During fiscal 1997 and fiscal 1998, 1,250,000 and 500,000 options respectively, have been granted.

     In September of 1997 and February of 1998, the Board of Directors reduced the exercise price on all options granted to Company Executives to $.25.

                  The following is a summary of stock option transactions:

                  Outstanding, July 1, 1997                3,239,936
                  Options granted                            500,000
                  Options exercised                                0
                  Options cancelled                         (500,000)
                  Outstanding, March 31, 1998              3,239,936
                  Exercisable, end of period               1,632,438

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

     During September of 1997, the Company renegotiated terms with the Series A Preferred Shareholders and as a result, all Series A Preferred Shares were exchanged for a combination of cash, common stock, a new Series B Preferred stock and an amended warrant certificate with an exercise price of $1.00 per share in cash. Series A Preferred shareholders owning 217 outstanding shares elected to receive $3,800 in cash in exchange for their Series A Preferred shares with a face value of $10,000. Series A Preferred shareholders owing 267 outstanding shares agreed to exchange their Series A Preferred shares for a new Series B Preferred share with a $100 par value, a face value of $6000 with accretion at 8% from October 1, 1997 plus 10,000 shares of the Company's common stock. The new Series B Preferred stock is convertible into common stock beginning October 1, 1998 at a fixed conversion price of $1.00 per share. Conversion is limited to 10% per month of the shares held until February 28, 1999 and 20% per month thereafter. The conversion feature doubles provided the Company's common stock closing bid price for ten consecutive days is greater than $2.00 per share. The Company has the option of redeeming the Series B Preferred shares at any time in cash, at 110% of the original face value of the Series B Preferred shares including accretion, or in the Company's common stock valued at the average closing bid price for the 30 days prior to the redemption at 120% of the original face value of the Series B Preferred shares including accretion. The Company is required to redeem the Series B Preferred stock on September 30, 2000. The common stock issued to Series B Preferred shareholders is subject to the following lockup schedule:
                                                           Maximum
               Date                                       Tradeable
          December 1, 1997                               250 shares
          January 1, 1998                                750 shares
          February 1, 1998                             1,500 shares
          April 1, 1998                                2,500 shares
          July 1, 1998                                 5,500 shares
          October 1, 1998                             10,000 shares

     As a result of the restructuring of the Series A Preferred Stock, the common stock holders have received a gain of approximately $948,000.

     Warrants. The Company has issued warrants to purchase 3.6 million shares of common stock as of March 31, 1998. The warrants relate to grants made in connection with an equity issuance and various services rendered. The warrants can be exercised at prices ranging from $.25 to $2.72 per share. 2.3 million warrants expire in July 2001. Pursuant to terms renegotiated in September of 1997 between the Company and holders of Series A Preferred Shares issued in July of 1996, the exercise price of approximately 1.8 million warrants will be reduced from $2.72 to $1.00.

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

Results of Operations

Comparison of Nine Month Periods Ended March 31, 1998 and 1997

Revenues for the first nine months of fiscal 1998 increased by $947,047 or a 34% increase. This increase results because of increased demand for the MTI PhotoScreener(TM) from retail optical chains, service clubs and schools combined with good growth in the core Steridyne business. Gross profit for the first half of fiscal 1998 increased by 90% versus the comparable period in fiscal 1997 mostly due to sales increases and mix as overall margins are comparable between the two periods. MTI products generally have higher profit margins than Steridyne products.

Operating expense decreased by 33% from $3,066,886 in the first nine months of fiscal 1997 to $2,033,860 in the comparable period in fiscal 1998. This reduction is evident in almost all expense categories with the greatest savings in the employment and public relations areas. Exclusive of Steridyne, the number of full time employees has been cut back by over one-third from the first half of fiscal 1998 versus 1997. Management expects ongoing general and administrative costs to reduce for the fourth quarter of fiscal 1998. Interest expense has increased 84% to $176,672 for the first nine months of fiscal 1998 versus 1997 because of the debt incurred to fund the restructuring of the Series A Preferred shares and higher interest costs associated with factoring the Company's receivables to increase cash flow.

Management expects a lower net loss for the fourth fiscal quarter of 1998 because of increased sales, continued cost controls, and the consolidation of certain administrative and sales functions to the Company's Florida facility.

Liquidity and Capital Resources

At March 31, 1998 the Company had cash of $187,474 and working capital of ($736,768) as compared to $58,090 and ($341,860) at June 30, 1997. The increase in the working capital deficit is partially due to the inclusion of $363,000 of subordinated convertible notes and the refinancing of the Mortgage ($234,000) on the headquarters facility in Lancaster in current liabilities. Management is actively trying to sell or sublet the Lancaster building and relocate to a smaller leased facility in the same area. Assuming the subordinated notes are put to the Company for conversion, the Company intends to honor the put by issuing common stock.

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

Common stock issued to Series A Preferred Stockholders electing Option 2 is subject to a lock-up which ends on October 1, 1998

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

Item 4.  Submisssion of Matters to a Vote of Security Holders

At the Company's 1998 annual meeting of the stockholders held on February 23, 1998, Robert Brennan was elected as a director of the Company for a three year term by a vote of 17,813,523 in favor, 293 votes against and 3,999 abstain votes. Further, Simon Lever & Company was ratified as the Company's independent certified public accountant for the 1998 fiscal year by a vote of 17,397,433 in favor, 1953 votes against and 418,429 abstain votes.

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits:

 3.1 Amendment to the Articles of Incorporation for SouthStar Productions, Inc., which changed its name to Medical Technology & Innovations, Inc. Incorporated by reference to the Company's Current Report on Form 8-K for an event on September 21, 1995]

 3.2 Restated Articles of Incorporation for Medical Technology & Innovations Inc.[Incorporated by reference to Exhibit 3.3 to the Company's Annual Report on Form 10-KSB (File No. 33-27610-A), filed September 30, 1996]

 3.3 By-laws [Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-18 (File No. 33-27610-A), filed March 17, 1989]

10.1 Share Exchange Plan between SouthStar Productions, Inc. and Medical Technology, Inc. [Incorporated by reference to the Company's Current Report on Form 8-K for an event on August 21, 1995]

10.2 Asset purchase agreement for the purchase and sale of certain assets of Steridyne Corporation [Incorporated by reference to the Company's Current Report on Form 8-K for an event on July 31, 1996]

10.3 Medical Technology & Innovations, Inc. 1996 Stock Option Plan. [Incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-KSB (File No. 33-27610-A), filed September 30, 1996]

10.4 SouthStar Productions, Inc. Stock Purchase Plan 1995a (Financial Public Relations Consulting Agreement) [Incorporated by reference to Exhibit
         4.1 to the Company's Registration Statement on Form S-8 (File No. 33-27610-A), filed August 23, 1995]

10.5     Medical   Technology  &  Innovations,  Inc.  Stock  Compensation   Plan
         [Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (File No. 33-27610-A), Filed January 17, 1996]

10.6 Medical Technology & Innovations, Inc. 1996b Stock Purchase Plan (Consulting Agreement) [Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (File No. 33-27610-A), filed April 22, 1996]

10.7 Form of Employment Agreement, Covenant not to Compete, and Stock Option Agreement between the Company and key employees. [Incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-KSB (File No. 33-27610-A), filed September 30, 1996]

10.8 Purchase Agreement dated January 31, 1996 between the Company and Glenn and Ruth Schultz. [Incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-KSB (File No. 33-27610-A), filed September 30, 1996]

16.1 Letter on change in certifying accountant [Incorporated by reference to the Company's Current Report on Form 8-K for an event on April 26, 1996

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

                                            AND
BY:                                             BY:
   /s/ Dennis A. Surovcik                           /s/ ROBERT D. BRENNAN
   Dennis A. Surovcik, Senior Vice President        Robert D. Brennan, President
   Chief Financial Officer                          Chief Operating Officer



Date:  May 15, 1998