Form 10KSB
period 1998-06-30
MEDICAL TECHNOLOGY & INNOVATIONS INC /FL/
filed 1998-11-06
CIK 847464

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-KSB

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

     For the fiscal year ended June 30, 1998

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

For the transition period from                to
                  ---------------------------------------------

                       Commission File Number: 33-27610-A

                     MEDICAL TECHNOLOGY & INNOVATIONS, INC.
                 (Name of small business issuer in its charter)

                                     Florida
                         (State or other jurisdiction of
                         incorporation or organization)

                       615 Centerville Road, Lancaster, PA
                    (Address of principal executive offices)

                                   65-2954561
                      (I.R.S. Employer Identification No.)

                                      17601
                                   (Zip Code)

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

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's revenues for its most recent fiscal year were $4,541,372.

     The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold or the average bid and asked prices of such stock as of August 31, 1998 was approximately $9,100,000.

     As of June 30, 1998 26,385,279 shares of Common Stock, no par value, of the registrant were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None

[GRAPHIC OMITTED]

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

The Company manufactures and distributes the MTI PhotoScreenerO, which is a specialized Polaroid-type instant film camera designed to detect conditions that lead to amblyopia ("lazy eye") and other eye disorders.

On August 1, 1996 the Company acquired the net assets of Steridyne Corporation, a Florida Corporation ("Steridyne"). Steridyne is a manufacturer and distributor of thermometer sheaths, probe covers, and anti- decubitus gel cushions. Steridyne also distributes both glass and digital thermometers.

Product Lines

The MTI Photoscreener is designed to take a photograph of a child's eye and detect factors which can lead to amblyopia (lazy eye), including strabismus (misalignment of the eye), cataracts (cloudy lenses), and asymmetric or other abnormal refractive errors, including myopia (nearsightedness), hyperopia (farsightedness), and astigmatism.

The MTI Photoscreener consists of a single flash placed close to the center of the lens of the subject's eye to accentuate the "red eye" appearance of a subject for diagnostic purposes. By placing the flash close to the lens aperture, abnormal refractive errors of the eye are imaged as white crescents in the red eye reflex, a process scientifically known as "photo refraction".

The MTI PhotoScreenerO consists of approximately 40 components, plus screws and fasteners. Major components include molded plastic parts, optic lenses, printed circuit boards, an instant film back, a strobe flash, optic mirrors, a battery pack, a power supply, and a battery charger.

Steridyne's primary professional product line is the Steritempa sterile thermometer sheath and Steritemp II probe cover, a universal probe cover for the small hand-held electronic thermometer. These clinical products are packaged in over 30 distinct put-ups for the varied marketplace. This includes Steritempa's own branded electronic thermometer and probe cover kits. A non-sterile economy sheath/probe cover line, Value BrandO, was recently introduced.

Steridyne's   retail  products  include  Glass  thermometer   kits,   electronic
thermometer kits, sheath/probe covers, and forehead temperature indicators.

Steridyne has two extensive wound management product lines in the home healthcare market: Zero-GO and SofSeatO, a range of gel flotation cushions offering full support at economical price levels.

Certain geographic segment information is described in Note 16 to the Company's financial statements included as Item 7 of this Form 10-KSB.

Marketing and Distribution

The Company markets the MTI PhotoScreenerO domestically and internationally through a combination of direct sales representatives and independent distributors. The Company markets the MTI PhotoScreenerO to pediatricians, public health and education departments, preschools, day care centers, family and general physicians, eye doctors, hospitals, volunteer organizations, managed care and health maintenance organizations, and national eye care chains.

Steridyne  products  are  distributed   through  an  authorized  dealer  network
utilizing sales representatives throughout the nation. There are three divisions: professional (ethical), home healthcare and retail. The independent sales representatives are directed by a sales executive of Steridyne.

Competition

The vision screening business has attracted several companies, both domestic and foreign. Although other vision screening devices currently exist and are on the market, the Company believes the MTI PhotoScreenerO has competitive advantages over all other such devices. These advantages include instant film capability, relatively low cost, portability, and ease of interpretation and use.

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

Patents and Trademarks

In 1993, the Company obtained rights to U.S. Patent No. 4,989,968 for a photoscreening camera system, which is now known as the MTI PhotoScreener. The above patent was initially granted to Dr. Howard Freedman and subsequently assigned to the Company. The Company has filed patent applications in Canada, Europe, and Japan.

As a result of the acquisition of Steridyne in August 1996, the Company has obtained rights to patents No.4672700, No.4753705, No.4967758, No.4614442, and
No. 4593699, covering thermometer sheaths and probe covers, decubitus cushions and disposable liners for blood pressure cuffs. Steridyne's trademarks include Steritemp, Zero-G, Dr. T.Rex and Sofseat.

Government Regulation

Certain aspects of the Company's business, principally the manufacture and sale of the MTI PhotoScreenerO and the Steridyne products are subject to regulation by the U.S. Food and Drug Administration (FDA) as a medical device. The Company has received a 510(k) clearance to market the MTI PhotoScreenerO and all of the Steridyne products with the exception of the gel floatation cushions and sheaths which only require listing with the FDA and that has been accomplished. The Company believes that it has completed all necessary governmental processes to market the MTI PhotoScreenerO. However, if the FDA should determine the Company has not complied with its regulations, the FDA has the authority to order the Company to cease production of its products and recall products already sold.

Employees

As of June 30, 1998, the Company employed 38 full-time employees. This compares with the employment of

46 full-time employees at June 30, 1997. None of the Company's employees are represented by a labor union, and the Company considers its employee relations to be good.

Item 2. Description of Properties

The Company's principal executive and administrative offices are located in Lancaster, Pennsylvania. In July of 1998, the Company sold the building and moved its headquarters to a smaller leased facility in Lancaster, Pennsylvania. In August of 1996, the Company moved its MTI PhotoScreenerO manufacturing to leased facilities in Waterloo, Iowa. The Company also owns a manufacturing facility in Riviera Beach, Florida where manufacturing, distribution and administrative functions of Steridyne Corporation are conducted. The facility is subject to a mortgage of approximately $230,000. The Company believes that its properties are well maintained, and its manufacturing equipment is in good operating condition and sufficient for current production.

Item 3. Legal Proceedings

In March 1997, the Company was sued by Lehman-Millet Incorporated "LMI" in Suffolk County Superior Court in Boston, Massachusetts concerning an alleged agreement to provide public relations and promotional assistance with respect to the MTI PhotoScreener(TM). This lawsuit was settled in March of 1998.

In November, 1997 the Company initiated a law suit against Faisal Finance (Switzerland) S.A. to recover damages related to restructuring the conversion rights of its Series A Preferred Convertible shares and associated financial transactions. That action was filed in Pennsylvania and subsequently Faisal Finance challenged the jurisdiction of the court and filed an action against the Company in Florida. The Company then joined the two actions in Florida.

The Company alleges that Faisal Finance breached its agreement to provide funding for, as well as to participate as an investor in, the restructuring, purposefully delayed the transactions knowing the precarious financial condition of the Company at the time and allowed conflicting interests to interfere with their obligations as a financial advisor to the Company. Faisal is claiming damages of $750,000 for the alleged failure of the Company to fulfil its obligations under the original conversion rights and investment banking fees for alleged services in connection with the restructuring.

Management believes that the Company's claim against Faisal Finance is well in excess of Faisal's claim against the Company and that the facts, circumstances and merits surrounding the Company's claim will prevail against any defense or counter claim that Faisal Finance may attempt.

Special counsel advises that it is probable that the Company will prevail in its claim against Faisal Finance and that the likelihood of Faisal Finance recovering anything beyond the $76,000 that the Company attempted to pay them for their shares in connection with the restructuring is remote.

MTI, the Company and Steridyne are also parties to other pending legal proceedings in the ordinary course of their business. The Company does not expect these legal proceedings to have a material adverse effect on the Company's financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders

The following items were considered and acted upon at the Company's 1998 annual meeting of stockholders which was held February 23, 1998:

1. The following director was elected, along with his respective votes received:

 Director             Term      Votes For      Votes Against    Votes Abstain
 Robert  Brennan      3 yr.     17,813,523          293              3,999


2. Simon Lever & Company was ratified as the independent certified public accountants by a vote of 17,397,433 in favor, 1,953 votes against and 418,429 abstain votes.

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

Quarter Ending        High    Low        Quarter Ending        High     Low

September 30, 1997    $.25    $.11       September 30, 1996    $1.44    $1.19
December 31, 1997      .69     .21       December 31, 1996       .81      .75
March 31, 1998         .35     .22       March 31, 1997          .50      .25
June 30, 1998          .40     .18       June 30, 1997           .38      .19

As of June 30, 1998, there were approximately 686 recordholders of common stock. Such amounts do not include common stock held in "nominee" or "street" name.

In fiscal 1998, the Company sold 144,509 shares of common stock for total consideration of $25,000 pursuant to Rule 506 of Regulation D as promulgated under the Securities Act of 1933.

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

This form 10-KSB includes " forward looking statements" concerning the future operations of the Company. It is management's intent to take advantage of the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995. This statement is for the express purpose of availing the Company of the protections of such safe harbor with respect to all "forward looking statements" contained in this Form 10-KSB. We have used "forward looking statements" to discuss future plans and strategies of the Company. Management's ability to predict results or the effect of future plans is inherently uncertain. Factors that could effect results include, without limitation, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions, acceptance, technological change, changes in industry practices and one-time events. These factors should be considered when evaluating the "forward looking statements" and undue reliance should not be placed on such statements. Should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein.

Results of Operations

Fiscal Year Ended June 30, 1998 as Compared to 1997

Revenues for the fiscal year 1998 increased by $909,091 or a 25% increase. This increase results because of increased demand for the MTI PhotoScreener(TM) from retail optical chains, service clubs and schools combined with a 12% growth in the core Steridyne business. Gross profit for the fiscal year 1998 increased by 84% versus the comparable period in fiscal 1997 mostly due to sales increases and mix as overall margins are comparable between the two periods. MTI products generally have higher profit margins than Steridyne products.

Operating expenses decreased by 36% from $4,125,498 in fiscal 1997 to $2,659,027 in fiscal 1998. This reduction is evident in almost all expense categories with the greatest savings in the employment and public relations areas. Management expects ongoing general and administrative costs to stabilize at levels experienced in the fourth quarter of fiscal 1998. Interest expense has increased 60% to $231,230 for fiscal 1998 versus 1997 because of the debt incurred to fund the restructuring of the Series A Preferred shares and higher interest costs associated with factoring the Company's receivables to increase cash flow.

Management expects a lower net loss for the first fiscal quarter 1999 because of increased sales and continued cost controls.

Liquidity and Capital Resources

At June 30, 1998, the Company had cash of $38,247 and working capital of ($1,163,005) as compared to $58,090 and ($341,860) at June 30, 1997. The increase in the working capital deficit is mostly due to the inclusion of $798,000 of secured notes incurred to fund the Series A Restructuring which are payable or convertible into Company common stock in March of 1999. Included in long-term debt at June 30, 1998 is a mortgage on the headquarters facility of $234,000 which was satisfied in July of 1998 and $376,750 of subordinated convertible notes were converted into 725,000 shares of common stock in July of 1998.

In September of 1997 the Company reached an agreement with the holders of the Series A Preferred shares issued in July of 1996 to amend certain terms and conditions of the issue subject to the Company completing the required financing. All Series A Preferred shareholders were given the choice of electing ("Option 1") a cash payment of $3,800 per share or ("Option 2") 10,000 shares of the Company's common stock and a new Series B Preferred share with a $6,000 face in exchange for 1 share of the original Series A Preferred. All Series A Preferred shareholders will also have the exercise price reduced on all warrants applicable to tendered Series A Preferred Shares from $2.72 to $1.00. The new Series B Preferred Stock is convertible into common stock of the Company from October 1, 1998 at a fixed price of $1.00. Conversion is limited to 10% of the holding for the first four months following October 1, 1998 then it is increased to 20% per month thereafter. The Series B Preferred stock can be redeemed by the Company at any time in cash at 110% of the face value or in common stock at 120% of the face value, with mandatory redemption required by September 30, 2000. Over 60% of the parties who purchased the Series A Preferred shares and converted them into shares of the Company's common stock agreed to a lock-up which limited sales to 8% of the amount purchased per month with no limit on salability after October 1, 1998. Common stock issued to Series A Preferred Stockholders electing Option 2 is subject to a lock-up which ends on October 1, 1998.

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

In August of 1998, the Company received its largest order ever to deliver approximately 700 PhotoScreeners during fiscal 1999. The order which approximates $1.5 million places certain restrictions on the Company from selling the PhotoScreener in certain markets. In connection with this order and provided the customer spends several millions of dollars in national advertising mentioning the PhotoScreener, the Company has provided the customer with warrants to purchase 1.2 million shares of the Company's stock at an exercise price in excess of the current market.

The Chief Executive Officer and a director personally signed a guarantee with a local bank to provide a $250,000 line of credit to the Company which terminates in January of 1999.

For the past several years the Company has financed its operations primarily through private sales of securities and revenues from the sale of its products. Since June of 1993 the Company has received net proceeds of approximately $10.0 million from the private sale of securities and debt. The Company may raise additional capital through private and/or public sales of securities in the future.

Year 2000 Compliance

The Company is aware of the issues associated with the programming code in existing computer systems as the millennium (Year 2000) approaches. All software used for the Company systems is supplied by software vendors or outside service providers. The Company has confirmed with such providers that its present software is Year 2000 compliant.

Item 7.  Financial Statements

Index to Consolidated Financial Statements:
                                                                            Page

Report of independent auditors for the years ended June 30, 1998 and 1997      8

Consolidated balance sheets as of June 30, 1998 and 1997                       9

Consolidated income statements for the years ended June 30, 1998 and 1997     10

Consolidated statements of stockholders' equity for the years ended
     June 30, 1998, 1997 and 1996                                             11

Consolidated statements of cash flows for the years ended
     June 30, 1998 and 1997                                                   12

Notes to consolidated financial statements                                    13

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Medical Technology & Innovations, Inc.
Lancaster, Pennsylvania

     We have audited the accompanying consolidated balance sheets of Medical Technology & Innovations, Inc. and subsidiaries as of June 30, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medical Technology & Innovations, Inc. and subsidiaries as of June 30, 1998 and 1997, and consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with generally accepted accounting principles.


           /s/SIMON LEVER & COMPANY




Lancaster, Pennsylvania
October 9, 1998

                     Medical Technology & Innovations, Inc.
                          Consolidated Balance Sheets
                                    June 30

       Assets
                                                                             1998                 1997
                                                                        ------------          -----------
Current Assets:
         Cash                                                             $ 38,247              $ 58,090
         Accounts Receivable, less allowances of
           $36,367                                                         287,114               407,633
         Inventory                                                         393,148               692,273
         Prepaid Expenses                                                   30,740                36,477
                                                                         ---------            ----------
         Total Current Assets                                              749,249             1,194,473
                                                                          --------             ---------

Fixed Assets:
         Land                                                              382,000              382,000
         Property & Equipment                                            1,194,104             1,180,269
         Less accumulated depreciation                                   (364,567)             (223,881)
                                                                         ---------             ---------
         Fixed Assets, net                                               1,211,537             1,338,388
                                                                         ---------             ---------
Other Assets:
         Intangible and Other Assets                                     2,345,530             2,716,280
                                                                         ---------             ---------

Total Assets                                                            $4,306,316            $5,249,141
                                                                         =========             =========

              Liabilities and Stockholders' Equity
Current Liabilities:
         Accounts Payable                                                 $505,824              $418,341
         Accrued Liabilities                                               370,558               384,995
         Current Maturities of Long-Term Debt                            1,035,872               732,997
                                                                         ---------            ----------
         Total Current Liabilities                                       1,912,254             1,536,333

Long-Term Debt, Net of Current Maturities                                1,117,545             1,020,040
                                                                         ---------             ---------

Total Liabilities                                                        3,029,799             2,556,373
                                                                         ---------             ---------
Stockholders' Equity
         Common Stock, no par value, authorized
             700,000,000 shares, outstanding 26,385,279
             and 16,730,729 shares, respectively                         9,632,183             6,755,260
         Series A Convertible Preferred Stock, $100
             par value, authorized 70,000 shares,
             outstanding nil and 496 shares,
             respectively                                                    - 0 -             4,407,810
         Series B Convertible Preferred Stock,
            $100 par value, authorized 1000 shares,
            267 outstanding                                              1,602,000                 - 0 -
          Preferred Stock, authorized 100,000,000 shares
            $1,000 par value, 12%, noncumulative,
            outstanding 22.5 shares                                         22,500                22,500
         Treasury Stock, at cost                                         (309,742)              (309,742)
         Accumulated Deficit                                           (9,670,424)            (8,183,060)
                                                                       -----------            -----------
         Total Stockholders' Equity                                      1,276,517              2,692,768
                                                                         ---------              ---------
Total Liabilities and Stockholders' Equity                              $4,306,316             $5,249,141
                                                                       ===========             ==========

    The accompanying notes are an integral part of the financial statements.

                     Medical Technology & Innovations, Inc.
                         Consolidated Income Statements
                           For the Years Ended June 30

                                                                        1998                                   1997
                                                                       -----                                  -----
Revenues                                                             $4,541,372                             $3,632,281
Cost of Goods Sold                                                    3,138,479                              2,870,196
                                                                     ----------                            -----------

          Gross Profit                                                1,402,893                                762,085
                                                                     ----------
Operating Expenses
          Advertising                                                   128,640                                454,828
          Selling, General,
          and Administrative                                          2,530,387                              3,670,670
                                                                     ----------
          Total Operating Expenses                                    2,659,027                              4,125,498
                                                                     ----------
(Loss) from Operations                                              (1,256,134)                            (3,363,413)
          Interest expense, net                                         231,230                                144,146
                                                                    -----------
Net (Loss) from Operations                                         ($1,487,364)                           ($3,507,559)

Add: Gain on Restructuring of Series A
         Preferred Stock                                               948,163                                   - 0 -
                                                               ----------------
Net (Loss) Attributable to Common Stock                              ($539,201)                           ($3,507,559)
                                                                   ============

Net (Loss) per common share (basic and diluted)                         ($.065)                                ($.247)
                                                                   ============

Net (Loss) per common share after
          Gain on Restructuring of Series A
          Preferred Stock (basic and diluted)                           ($.024)                                ($.247)
                                                                   ============

    The accompanying notes are an integral part of the financial statements.

                     Medical Technology & Innovations, Inc.
                 Consolidated Statements of Stockholders' Equity
                               For the Years Ended

                                                          Series A      Series B
                                                         Convertible   Convertible                                        Total
                                    Common      Common    Preferred     Preferred    Preferred  Treasury  Accumulated  Stockholders'
                                    Shares       Stock      Stock         Stock        Stock      Stock     Deficit       Equity

Balance at June 30, 1995          11,205,036  $1,435,407                              $56,000             ($2,781,730)  ($1,290,323)

Issuance of Common Stock           1,306,409   1,147,076                                                                  1,147,076
Exercise of Stock Options            735,084   1,102,427                                                                  1,102,427
Stock Issued for Services            217,520     462,230                                                                    462,230
Purchase of Treasury Shares       (1,316,750)                                                   ($250,000)                 (250,000)
Net Loss                             _______   _________                _________     ________             (1,893,771)   (1,893,771)
                                                                                                           -----------   -----------
Balance at June 30, 1996          12,147,299  $4,147,140                               $56,000  ($250,000) ($4,675,501)   ($722,361)

Sale of 70,000 Series A
    Convertible Preferred Stock,
    Net of issuance costs                                $6,220,700                                                       6,220,700
Conversions of Preferred Stock
    Into Common Stock              3,697,576   1,846,390 (1,812,890)                   (33,500)
Exercise of Stock Options            194,737     292,105                                                                    292,105
Issuance of Common Stock             532,898     270,250                                                                    270,250
Stock Issued for Services            215,000     199,375                                                                    199,375
Purchase of Treasury Shares          (56,781)                                                     (59,742)                  (59,742)
Net Loss                            ________   _________ __________                    ________    _______  (3,507,559)  (3,507,559)
                                                                                                                   -          -----
Balance at June 30, 1997          16,730,729  $6,755,260 $4,407,810                    $22,500  ($309,742) ($8,183,060)  $2,692,768
                                   ---------                                                              -------------
Net Loss                                                                                                    (1,487,364)  (1,487,364)
Issuance of Common Stock             144,509      25,000                                                                     25,000
Stock Issued for Services          1,156,864     296,113                                                                    296,113
Conversion of Series A Preferred
    Stock into common stock        7,853,177   1,531,647 (1,531,647)
Conversion of subscribed Series A    500,000      76,000    (76,000)
    Preferred Stock into common stock
Gain on Restructuring of Series A
    Preferred Stock                              948,163 (1,198,163)                                                       (250,000)
Issuance of Series B Preferred
    in exchange for Series A Pf'd  _________    ________ (1,602,000)    1,602,000

Balance at June 30, 1998          26,385,279  $9,632,183     - 0 -     $1,602,000      $22,500  ($309,742)  ($9,670,424) $1,276,517

    The accompanying notes are an integral part of the financial statements.

                     Medical Technology & Innovations, Inc.
                      Consolidated Statements of Cash Flows
                           For the Years Ended June 30

                                                                                 1998               1997
Cash flows from operating activities:
Net Loss                                                                     ($1,487,364)       ($3,507,559)
Adjustments to reconcile net loss to net cash used in
operating activities:
               Depreciation and Amortization                                      365,474            312,845
               Decrease (Increase) in Accounts Receivable                         120,519            299,800
               Decrease (Increase) in Inventory                                   299,125              2,244
               Decrease (Increase) in Prepaid Expenses                              5,737            132,010
               Increase (Decrease) in Accounts Payable                             87,483            198,932
               (Decrease) Increase in Accrued Liabilities                        (14,437)            259,929
               Stock issued for services                                          296,113            199,375
                                                                                  -------            -------
Net cash used in operating activities                                           (327,350)        (2,102,424)

Cash flows from investing activities:
               Purchase of Net Assets of Steridyne                                 - 0 -         (4,406,635)
               Purchase of Fixed Assets                                          (13,835)          (244,986)

Net cash used in investing activities                                            (13,835)        (4,651,621)

Cash flows from financing activities:
               Costs incurred for restructuring of
               Series A Preferred Stock, net                                    (250,000)              - 0 -
               Proceeds from issuance of Series A
                 Preferred Stock, net                                               - 0 -          6,220,700
               Proceeds from issuance of Stock, net                                25,000            270,250
               Proceeds from exercise of Stock options, net                         - 0 -            292,105
               Acquisition of Treasury Stock                                        - 0 -           (59,742)
               Proceeds from issuance of Notes Payable                            728,750            266,000
               Repayment of Notes Payable                                       (182,408)          (451,120)
                                                                                ---------         ----------
Net cash from financing activities                                                321,342          6,538,193
                                                                                ---------          ---------
Net (decrease) in cash                                                           (19,843)          (215,852)
Cash at beginning of year                                                          58,090            273,942
                                                                                   ------            -------
Cash at end of year                                                               $38,247            $58,090
                                                                                  =======            =======

Supplemental Disclosure:
   Cash paid during the year for interest                                        $118,337            $76,000

                                                                                 ========            =======

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

Intangible and Other Assets. Intangible and other assets consist primarily of goodwill associated with the acquisition of Steridyne and are amortized on a straight-line basis over their estimated remaining lives. Accumulated amortization on intangibles and other assets total $643,589 and $272,841 at June 30, 1998 and 1997, respectively.

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

Long-Lived Assets - Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset and long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. Impairment losses are recognized when the aggregated future cash inflows (less outflows) to be generated by an asset, are less than an asset's carrying value. Future cash inflows include an estimate of the proceeds from eventual disposition of the assets. For purposes of this comparison, future cash flows are determined without reference to there discounted present value.

New Financial Accounting Standards- In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income" and Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information". Both statements are effective for periods beginning after December 15, 1997. Statement No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of financial statements and requires that all items that are required to be recognized as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Statement No.131 establishes standards for the way public enterprises report information about operating segments in annual financial statements and requires them to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The impact of both statements will require additional disclosures to the Company's 1999 financial statements.

3.  Inventories.  Inventories  consisted  of the  following at June 30, 1998 and
1997:
                        1998                  1997
                      ---------             --------
     Raw materials     $271,878             $462,987
     Work in process     50,305               71,509
     Finished goods      70,965              157,777
                      ---------            ---------
                       $393,148             $692,273

4. Fixed Assets. Fixed assets consisted of the following at June 30, 1998 and 1997:
                                      1998                 1997
                                     -------              -------
 Plant & equipment                  $930,147             $916,647
 Land                                382,000              382,000
 Computer equipment and software     163,618              163,618
 Furniture and fixtures              100,339              100,004
                                     -------              -------
                                   1,576,104            1,562,269
 Less: Accumulated Depreciation    (364,567)            (223,881)
                                  $1,211,537           $1,338,388

In July of 1998, the Company sold its headquarters facility and repaid the $234,000 mortgage on the realty.

5. Long-Term Debt. Long-Term Debt consisted of the following at June 30, 1998 and 1997:
                                                          1998         1997
                                                         ------       ------
12% subordinated convertible notes, due May 1998       $376,750     $343,750

8.5% note, due February 1, 1999, interest payable
monthly, secured by a mortgage                          234,000      234,000

11.25% note, due February 1999, principal and
interest payable monthly, secured by substantially
all of the assets of a subsidiary of the Company,
except for the Company's patent, and guaranteed by
the Company's President and major stockholder            73,095      115,672

8% convertible notes, due March 1999,
interest payable quarterly, secured by certain
assets of a subsidiary;  guaranteed by the Company      798,643        - 0 -

11.25% note, due March 2001, principal and
interest payable monthly, secured by  substantially
all of the assets of a  subsidiary  of the Company,
except for the Company's patent and guaranteed by the
Company's President and major stockholder                87,139      106,584

10.0% convertible note, due March 2001, interest
payable quarterly                                        78,829       75,643

10.0% convertible note, due March 2002, interest
payable quarterly                                        79,486       76,329

Secured notes payable, due various dates, interest
payable various at 0% to 16%                                -0-        7,036

9.5% note, due December 2011, principal and
interest payable monthly, secured by mortgage            238,551     238,660

Variable  rate note  payable,  interest  payable monthly
at prime rate plus 7%,secured by Company's inventory      60,000      50,000

Unsecured notes payable, due various dates, interest
payable various at 0% to 10%                             126,924     505,363
                                                         -------     -------
Total notes payable                                    2,153,417   1,753,037
Less: amounts due in one year                        (1,035,872)   (732,997)
                                                      $1,117,545  $1,020,040

The 12% subordinated convertible notes due May 1998 were converted into 725,000 shares of the Company's common stock in July of 1998.

The 10.0% convertible note due March 2001 and the 10.0% convertible note due March 2002 are convertible, at the election of the note holder, into 158,010 shares and 131,675 shares respectively adjusted for certain antidilutive events upon the earlier of: (1) March 1, 1998, (2) an initial public offering of the Company's Common Stock, or (3) the sale of all or substantially all of the assets of the Company.

The 8% convertible notes due in March 1999 are convertible at the Company's election into common stock in an amount equal to 115% of the outstanding principal then due and payable plus accrued and unpaid interest, divided by the average bid and asked quotes for the Company's common stock for the previous thirty trading days.

The amount of long-term debt maturing in each of the next five fiscal years is $1,035,872 in 1999, $35,557 in 2000, $118,298 in 2001, $83,185 in 2002, and
$8,185 in 2003.

6. Lease Expense. The Company leases various equipment and office space under operating lease agreements. Future minimum annual rentals for subsequent fiscal years are as follows at June 30, 1998:

                                           Fiscal            Lease
                                           Year              Payments
                                           ------            --------
                                           1999              $53,021
                                           2000               34,934
                                           2001               16,501

7. Earnings(Loss) Per Share. Earnings (loss) per common share is computed by dividing net income(loss) by the weighted average number of common shares and dilutive potential common shares outstanding. The average number of shares used to compute basic earnings per share was 23,041,184 and 14,189,150 for the fiscal years ended June 30, 1998 and 1997 respectively. The Dilutive potential common shares were anti-dilutive for the years ending June 30, 1998 and 1997 and, accordingly, basic and dilutive earnings (loss) per share was approximately the same.

8. Income Taxes. The Company did not incur any income tax expense for its fiscal years ending June 30, 1998 and 1997 respectively. As of June 30, 1998 the Company has sustained in excess of $9 million in net operating losses (NOLs) for tax purposes. These NOLs will expire in various amounts if not utilized between 2004 and 2013 and are subject to limitations should the ownership of the Company significantly change. The deferred tax asset resulting from the above NOL carryforwards has not been recorded in the accompanying financial statements since management believes a valuation allowance is necessary to reduce the deferred tax asset. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income.

9. Royalty Agreement. The Company is the owner of a patent on a photoscreening device from which MTI derives substantially all of its revenues. The terms of the royalty agreement require the Company to pay a royalty to the inventor of six percent (6.0%) of net PhotoScreener sales. The amount of royalties accrued by the Company were $68,644 and $56,952 for its fiscal years ending June 30, 1998 and 1997 respectively under this agreement.

10. Preferred Stock. The Company has three classes of preferred stock. The $1,000 par value convertible preferred stock is convertible into 14,985 shares of the Company's common stock.

The Series A convertible preferred stock was convertible into approximately 30 million shares of the Company's common stock as of September 30, 1997. The Series A preferred stock conversion rate was the lower of the approximate market rate or $2.72.

During September of 1997, the Company renegotiated terms with the Series A Preferred Shareholders and as a result, Series A Preferred Shares were exchanged for a combination of cash, common stock, a new Series B Preferred stock and an amended warrant certificate with an exercise price of $1.00 per share in cash. Series A Preferred shareholders owning 217 outstanding shares elected to receive $3,800 in cash in exchange for their Series A Preferred shares with a face value of $10,000. The Series A Preferred shares were eventually converted into 5,425,000 of the Company's Common Stock. Over 60% of the parties who ultimately purchased the Series A Preferred shares and converted them into common shares of the Company agreed not to sell any common shares before April 1, 1998 and limit sales to 8% of the amount purchased per month thereafter with no limit on salability once 360 days have lapsed since the closing. Series A Preferred shareholders owning 267 outstanding shares agreed to exchange their Series A Preferred shares for a new Series B Preferred share with a $100 par value, a face value of $6000 with accretion at 8% from October 1, 1997 plus 10,000 shares of the Company's common stock. The new Series B Preferred stock is convertible into common stock beginning October 1, 1998 at a fixed conversion price of $1.00 per share. Conversion is limited to 10% per month of the shares held until February 28, 1999 and 20% per month thereafter. The conversion feature doubles provided the Company's common stock closing bid price for ten consecutive days is greater than $2.00 per share.

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

In April of 1996 the Company's shareholders approved the 1996 Stock Option Plan, which allows the board of directors to grant up to 3.0 million options. During fiscal 1997 and fiscal 1998, 1,250,000 and 500,000 options respectively, have been granted. The options are exercisable ratably over a three year period commencing with the grant date.

In September of 1997 and February of 1998, the Board of Directors reduced the exercise price on all options granted to Company Executives to $.25 per share.

            The following is a summary of stock option transactions:

                                              1998

Outstanding, beginning of year             3,239,936
Options granted                              500,000
Options exercised                                  0
Options cancelled                          (500,000)
Outstanding, end of year                   3,239,936
Exercisable, end of year                   1,898,270


The proforma disclosures required by SFAS 123 "Accounting for Stock-based Compensation", is not applicable due to immateriality.

12. Warrants. The Company has issued warrants to purchase approximately 3.0 million shares of common stock as of June 30, 1998. The warrants relate to grants made in connection with an equity issuance and various services rendered. The warrants can be exercised at prices ranging from $.25 to $2.72 per share.
2.4 million warrants expire in July 2001. Pursuant to terms renegotiated in September of 1997 between the Company and holders of Series A Preferred Shares issued in July of 1996, the exercise price of approximately 1.8 million warrants was reduced from $2.72 to $1.00.

13. Related Party Transactions. The Company and its wholly-owned subsidiaries have had transactions with various entities, certain of whose principals are also officers or directors of the Company or MTI.

During the fiscal year ended June 30, 1997 the Company borrowed $90,000 from an affiliate of the Chief Executive Officer and a Director of the Company. On June 30, 1997, both amounts were outstanding and were included in the balance sheet as of the same date. Both loans were repaid during fiscal 1998.

In May of 1997, the Company borrowed $50,000 from a director of the Company which was repaid by the Company in October of 1997.

In connection with financing required to fund the restructuring of the terms of the Series A Preferred shares in September 1997, the Chief Executive Officer, Chief Operating Officer and a family member, Executive Vice President and a director loaned a subsidiary of the Company approximately $411,000. These loans are secured by certain assets of the subsidiary, bear interest at 8% payable quarterly and are due to be repaid or converted into shares of the Company's common stock in March of 1999.

During the fiscal year ended June 30, 1998 the Company issued common shares with a value approximating $100,000, to a company director for performing investment banking, consulting and financial advisory services.

The Chief Executive Officer and a director personally signed a guarantee with a local bank to provide a $250,000 line of credit to the Company which terminates in January 1999.

14. Fair Value of Financial Instruments. The estimated fair values of the Company's financial instruments as of June 30, 1998 and 1997 are as follows:

                               1998                       1997
                       Carrying        Fair          Carrying      Fair
                         Amount       Value            Amount     Value
Accounts Receivable    $287,114    $287,114          $407,633  $407,633
Accounts Payable        505,824     505,824           418,341   418,341
Accrued Expenses        370,588     370,588           384,995   384,995
Long-term Debt        2,153,417   2,153,417         1,753,037 1,753,037

The estimated fair value of long-term debt approximates the carrying amount based upon the borrowing rates currently available to the Company for loans with similar terms and maturities. The fair value of accounts receivable, accounts payable, and accrued expenses approximates their carrying amount.

15. Major Customers. For the years ended June 30, 1998 and 1997 the Company had no major customers that accounted for more than 10% of sales.

16.   Geographic  Area   Information.   The  Company  sells  its  products  both
domestically and internationally. All international transactions are conducted in U.S. currency. Information concerning operations by principal geographic area was as follows:
                         United          Asia/
                         States        Pacific        Europe    Consolidated
June 30, 1998
Revenues             $4,341,321        $22,070      $177,981      $4,541,372
Net Earnings (Loss)  (1,342,619)       (30,327)     (114,418)     (1,487,364)
Identifiable Assets   4,292,376          - 0 -        13,940       4,306,316

June 30, 1997
Revenues             $3,349,691        $240,304      $42,286      $3,632,281
Net Earnings (Loss)  (3,169,081)       (232,161)    (106,317)     (3,507,559)
Identifiable Assets   5,195,114          23,541       30,486       5,249,141

17. Commitment. In August of 1998, the Company received its largest order ever to deliver approximately 700 MTI PhotoScreeners(TM) during fiscal 1999. The Company and the customer agreed, that in consideration of the customer funding and executing a national vision screening marketing program mentioning the PhotoScreeners, the cost of which will be several million dollars, the Company shall grant the customer warrants to purchase 1,200,000 shares of common stock of the Company at an exercise price of $0.88 per share.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

There  were  no  disagreements   between  the  Company  and  their   independent
accountants.

                                   PART III.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

NAME               POSITION WITH    DATE ELECTED  TERM OF OFFICE       AGE
                     COMPANY            DIRECTOR
Jeremy Feakins    Director, Chief     April 1996     3 years            45
                 Executive Officer
Robert Brennan    Director, Chief  February 1998     3 years            56
                 Operating Officer
John Behrmann        Director       January 1997     3 years            63
Mathew Crimmins      Director       January 1997     3 years            66

BUSINESS EXPERIENCE OF DIRECTORS

Mr. Feakins was elected to the board in April of 1996. Since 1989, he has served as President of Medical Technology, Inc. (MTI) and in October 1995, became the President and Chief Executive Officer of Medical Technology & Innovations, Inc. From 1980 to 1986, he was the managing Director of Craft Master, Limited, a South African corporation, which was a manufacturer and exporter of point of purchase display systems. Mr. Feakins received his degree in accounting and computer studies from the Royal Naval College, Secretarial and Accounting College, Chatham, Great Britain.

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

BUSINESS EXPERIENCE OF SIGNIFICANT OFFICERS

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

Mr. Surovcik joined the company in January 1998 as Senior Vice President, Chief Financial Officer and Secretary. He formerly was a staff accountant for Price Waterhouse in New York and later, Audit Director and Group Controller for Dentsply International. Mr. Surovcik, a CPA, most recently was President and Owner of DBK Distributors, Inc., a small distribution company serving over 1,000 grocery stores in the Mid Atlantic States. Mr. Surovcik received a BS in accounting from Susquehanna University.

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

Based solely on its review of the copies of such form received by it, or based upon representations that no Form 5 was required, Messrs. Feakins, Ballheim, Behrmann, Brennan, Stefanick, and Surovcik did not timely file Forms 3,4, or 5 for the fiscal year ending June 30, 1998 as follows:

Name                     No. of Late Reports

Jeremy Feakins                  3
Robert Ballheim                 1
John Behrmann                   3
Robert Brennan                  3
John Stefanick                  3
Dennis Surovcik                 3

Item 10.  Executive Compensation

SUMMARY COMPENSATION TABLE

The following table sets forth information concerning the compensation of the Company's Executive Officers whose compensation exceeded $100,000 for the fiscal years ending June 30, 1998 and 1997.

Name and     Fiscal Annual Compensation          Long-Term Compensation                          All Other
Principal    Year                                                                               Compensation
Position(1)
                    Salary    Bonus  Other       Awards                             Payouts
                                     Annual
                                     Comp.
                                                 Restricted Stock  Options/SARs     LTIP
                                                 Award(s)                           Payouts

J. Feakins,  1998  $133,500     0                      0                  0             0            0
Chief
Executive    1997  $146,250     0                      0                  0             0            0
Officer

R. Brennan,  1998  $117,187     0                      0                  0             0            0
Chief
Operating
Officer

J. Stefanick 1998  $135,186     0                      0                  0             0             0
Executive
Vice
President

----------
1. Each executive is furnished with an automobile for business and personal use. The compensation specified in the preceding table does not include the value of non-business use as the amount is not material.

                     STOCK OPTION GRANTS IN LAST FISCAL YEAR

                               (Individual Grants)

Name                        No. of Shares Common        % of Total Options        Exercise of Base Price      Expiration Date
                            Stock Underlying            Granted to Employees             ($/share)
                            Options Granted                in Fiscal Year
-------------------------- -------------------------- -------------------------- ---------------------------  ----------------
D. Surovcik                    500,000 (1)                   100%                       $0.25                        (2)
------------------------- --------------------------- -------------------------- ---------------------------  -----------------

-------------
1. Options become exercisable at the rate of 8.33% of options granted per calendar quarter for twelve quarters beginning July 1, 1997 for Mr. Surovcik. Options not yet exercisable in the event of cessation of employment are forfeited by the individual participant unless there is a change of control in the Company, in which event, all options granted are immediately exercisable. 2. The expiration dates for the options granted are two (2) years from the date the options become exercisable.

                         AGGREGATED OPTION EXERCISES IN
                       THE FISCAL YEAR ENDED JUNE 30, 1998
                        AND FISCAL YEAR END OPTION VALUES

Name                    No. of Shares              Value Realized     No. of Shares of          Exercisable/Un-       Value of
                        Acquired on                                   Common Stock                exercisable     Unexercised in-
                        Exercise                                      Underlying                                 the-money Options
                                                                      Unexercised                                 Exercisable/Un-
                                                                      Options @ Fiscal                              exercisable
                                                                      Year End
----------------------  ---------------------  ---------------------- ---------------------- ---------------------- ---------------
J. Feakins                        0                      0                   500,000            400,000/100,000               0
----------------------  ---------------------  ---------------------- ---------------------- ---------------------- ---------------
R. Ballheim                       0                      0                   500,000            400,000/100,000               0
----------------------  ---------------------  ---------------------- ---------------------- ---------------------- ---------------
D.Surovcik                        0                      0                   500,000            166,667/333,333               0
----------------------  ---------------------  ---------------------- ---------------------- ---------------------- ---------------
G. Hartman                        0                      0                   489,936            389,936/100,000               0
----------------------  ---------------------  ---------------------- ---------------------- ---------------------- ---------------
R. Brennan                        0                      0                   750,000            375,000/375,000               0
----------------------  ---------------------  ---------------------- ---------------------- ---------------------- ---------------
J. Stefanick                      0                      0                   500,000            166,667/333,333               0
----------------------  ---------------------  ---------------------- ---------------------- ---------------------- ---------------

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information concerning all persons known to the Company to be the beneficial owners of more than 5% of the Company's Common Stock, (ii) the ownership interest of each director and nominee, and (iii) by all directors and executive officers as a group calculated as of June 30, 1998.

NAME             POSITION                  AMOUNT AND NATURE OF  PERCENT OF
                                           BENEFICIAL OWNERSHIP   OWNERSHIP
Jeremy Feakins   Director, Chief Executive        5,685,278         21.55%
                 Officer
John Behrmann    Director                         1,501,618          5.69%
Mathew Crimmins  Director                                 0          0.00%
Robert Brennan   Director, Chief Operating          426,962          1.62%
                 Officer
All Executive Directors
and Officers as a Group                           8,022,304           30.4%

Item 12.  Certain Relationships and Related Transactions

From November 1995 to May 1996, a Director loaned the Company approximately $108,000. The above loan was an unsecured promissory note and was interest bearing. The loan was repaid by the Company in July, 1996.

In March and April of 1997, a Company affiliated with the chief executive officer and director of the Company made an unsecured demand loan to the Company for $90,000 supported by a promissory note bearing interest at 9% per annum. The loan was partially repaid in October 1997 and in full in May 1998.

In May of 1997, a director of the Company made an unsecured loan to the Company for $50,000 supported by a promissory note bearing interest at 9% per annum. The loan was repaid by the Company in October of 1997.

In connection with financing required to fund the restructuring of the terms of the Series A Preferred shares in September 1997, the Chief Executive Officer, Chief Operating Officer and family member, Executive Vice President and a Director loaned a subsidiary of the Company approximately $411,000. These loans are secured by certain assets of the subsidiary, bear interest at 8% payable quarterly and are due to be repaid or converted into shares of the Company's common stock in March of 1999.

During the fiscal year ended June 30, 1998 the Company issued common shares with a value approximating $100,000, to a Company director for performing investment banking, consulting and financial advisory services.

The Chief Executive Officer and a director personally signed a guarantee with a local bank to provide a $250,000line of credit to the Company which terminates in January 1999.

Item 13.  Exhibits and Reports on Form 8-K

(a) Exhibits:

3.1 Articles of Incorporation of SouthStar Productions, Inc., n/k/a Medical Technology & Innovations, Inc. [Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S- 18 (File No. 33-27610-A), filed March 17, 1989]

3.2 Amendment to the Articles of Incorporation for SouthStar Productions, Inc., which changed its name to Medical Technology & Innovations, Inc. [Incorporated by reference to the Company's Current Report on Form 8-K for an event on September 21, 1995]

3.3 Restated Articles of Incorporation for Medical Technology & Innovations, Inc. [Incorporated by reference to the Company's Annual Report on Form 10-KSB (File No. 33-27610-A), filed September 30, 1996]

3.4 By-laws [Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-18 (File No. 33-27610-A), filed March 17, 1989]

10.1 Share Exchange Plan between SouthStar Productions, Inc. and Medical Technology, Inc. [Incorporated by reference to the Company's Current Report on Form 8-K for an event on August 21, 1995]

10.2 Asset purchase agreement for the purchase and sale of certain assets of Steridyne Corporation [Incorporated by reference to the Company's Current Report on Form 8-K for an event on July 31, 1996]

10.3  Medical   Technology  &   Innovations,   Inc.   1996  Stock  Option  Plan.
[Incorporated by reference to the Company's Annual Report on Form 10-KSB (File No. 33-27610-A), filed September 30, 1996.]

10.4 SouthStar Productions, Inc. Stock Purchase Plan 1995a (Financial Public Relations Consulting Agreement) [Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (File No. 33-27610-A), filed August 23, 1995]

10.5 Medical Technology & Innovations, Inc. 1996b Stock Purchase Plan (Consulting Agreement) [Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (File No. 33-27610-A), filed April 22, 1996]

10.6 Form of Employment Agreement, Covenant not to Compete, and Stock Option Agreement between the Company and key employees. [Incorporated by reference to the company's Annual Report on Form 10-KSB (File No. 33-27610-A), filed September 30, 1996.]

10.7 Purchase Agreement dated January 31, 1996 between the Company and Glenn and Ruth Schultz. [Incorporated by reference to the Company's Annual Report on Form 10-KSB (File No. 33-27610-A), filed September 30, 1996.]

16.1 Letter on change in certifying accountant [Incorporated by reference to the Company's Current Report on Form 8-K for an event on April 26, 1996]

21.1 Subsidiaries. Medical Technology, Inc. and Steridyne Corporation.

24.1 Powers of Attorney as indicated on Page 24 of this Form 10-KSB.

(b) Reports on Form 8-K.
               No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       AND
BY:                                   BY:
 /s/ JEREMY P. FEAKINS               /s/DENNIS A. SUROVCIK
   Jeremy  P. Feakins                 Dennis A. Surovcik, Senior Vice President
   Chief Executive Officer            and  Chief Financial Officer and Secretary

Date:  October 25, 1998

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ JEREMY P. FEAKINS                           /s/ROBERT D. BRENNAN *
  Jeremy  P. Feakins, Chief Executive Officer,    Robert D. Brennan, President
                                                  and Chairman, and Director
                                                    Chief Operating Officer

/s/ JOHN BEHRMANN
  John Behrmann, Director


/s/ MATHEW CRIMMINS*
  Matthew Crimmins, Director

Pursuant to Power of Attorney
Date: October 25, 1998