Form 10QSB
period 1998-09-30
MEDICAL TECHNOLOGY & INNOVATIONS INC /FL/
filed 1998-11-17
CIK 847464

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934
         For the quarterly period ended September 30, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

         For the transition period from               to___________________

                       Commission File Number: 33-27610-A

                     MEDICAL TECHNOLOGY & INNOVATIONS, INC.
        (Exact name of small business issuer as specified in its charter)

Florida                                          65-2954561
(State or other jurisdiction of      (I.R.S. Employer Identification No.)
 incorporation or organization)
                                                     17601
615 Centerville Road, Lancaster, PA                (Zip Code)
(Address of principal executive offices)
                                             (717) 892-6770
                            (Issuer's telephone number, including area code)

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. YES [X] No [ ]

         As of September 30, 1998 27,110,279 shares of Common Stock, no par value, of the registrant were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Portions of the registrant's annual report filed with the Securities and Exchange Commission on Form 10-KSB, filed November 6, 1998.

                     MEDICAL TECHNOLOGY & INNOVATIONS, INC.

                                TABLE OF CONTENTS

PART I.           FINANCIAL INFORMATION

Item 1. Financial Statements

     Condensed Consolidated Balance Sheets
     March 31, 1998 and June 30, 1998                                        4

     Condensed Consolidated Income Statements
     For the Three Months ended September 30, 1998 and 1997 (Unaudited)      5

     Consolidated Statements of Stockholders' Equity (Unaudited)             6

     Condensed Consolidated Statements of Cash Flows
     For the Three Months ended September 30, 1998 and 1997 (Unaudited)      7

     Notes to Condensed Consolidated Financial Statements                    8

Item 2.  Management's Discussion and Analysis or
               Plan of Operation                                             9

PART II.          OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K                                12

SIGNATURES                                                                   14

PART I - FINANCIAL INFORMATION

                     Medical Technology & Innovations, Inc.
                      Condensed Consolidated Balance Sheets
                      September 30, 1998 and June 30, 1998

                                     Assets

                                                             September 30, 1998                  June 30,
                                                                   (Unaudited)                      1998
Current Assets
         Cash and cash equivalents                                    $ 21,608                   $38,247
         Accounts Receivable, less allowances of
           $36,367, respectively                                       433,729                   287,114
         Inventory                                                     389,475                   393,148
         Prepaid Expenses                                               58,235                    30,740
                                                                  ------------               -----------
         Total Current Assets                                          903,047                   749,249
                                                                   -----------                ----------

Fixed Assets
         Land                                                          182,000                   382,000
         Equipment, less accumulated depreciation
           of $390,737 and $364,567, respectively                      752,982                   829,537
                                                                 -------------              ------------
         Fixed Assets, net                                             934,982                 1,211,537

Other Assets
         Intangible and Other Assets                                 2,289,603                 2,345,530
                                                                   -----------               -----------

Total Assets                                                        $4,127,632                $4,306,316
                                                                    ==========                ==========

                      Liabilities and Stockholders' Equity
Current Liabilities
         Accounts Payable                                             $389,661                  $505,824
         Accrued Liabilities                                           422,709                   370,558
         Current Maturities of Long-Term Debt                        1,017,759                 1,035,872
                                                                     ---------                 ---------
         Total Current Liabilities                                   1,830,129                 1,912,254

Long-Term Debt, Net of Current Maturities                              705,696                 1,117,545
                                                                       -------                 ---------
Total Liabilities                                                    2,535,825                 3,029,749
                                                                     ---------                 ---------

Stockholders' Equity
         Common Stock, no par value, authorized
             700,000,000 shares, outstanding 27,110,279
             and 26,385,279 shares, respectively                    10,008,933                 9,632,183
         Series A Convertible Preferred Stock, $100
             par value, authorized 70,000 shares,
             outstanding nil                                             - 0 -                     - 0 -
         Series B Convertible Preferred Stock,
             $100 par value, authorized 1000 shares,
               267 shares outstanding                                1,602,000                 1,602,000
          Preferred Stock, authorized 100,000,000 shares
             $1,000 par value, 12%, noncumulative,
             Outstanding 22.5 shares                                    22,500                    22,500
         Treasury Stock, at cost                                     (309,742)                  (309,742)
         Accumulated Deficit                                       (9,731,884)                (9,670,424)
                                                                   -----------                -----------
         Total Stockholders' Equity                                  1,591,807                  1,276,517
                                                                  ------------                -----------
Total Liabilities and Stockholders' Equity                          $4,127,632                 $4,306,316
                                                                    ==========                 ==========

The accompanying notes are an integral part of the condensed financial statements.

                     Medical Technology & Innovations, Inc.
                    Condensed Consolidated Income Statements
       For the Three Months Ended September 30, 1998 and 1997 (Unaudited)

                                                      Three Months Ended September 30,
                                                       1998                        1997
                                               -------------
Revenues                                          $1,352,454                    $984,624
Cost of Goods Sold                                   809,126                     742,071
                                                 -----------
          Gross Profit                               543,328                     242,553
                                                 -----------
Operating Expenses
          Advertising                                  5,068                      37,066
          Selling, General,
          and Administrative                         562,752                     641,695
                                                  ----------
          Total Operating Expenses                   567,820                     678,761
                                                  ----------
(Loss) from Operations                               (24,492)                   (436,208)
          Interest expense, net                       36,968                      49,408
                                                 -----------
Net (Loss) from Operations                          ($61,460)                  ($485,616)
                                                   =========

Net (Loss) per common share (basic and diluted)       ($.003)*                    ($.032)
                                                 ===========

Weighted Average Outstanding Shares               25,574,423                  15,290,043
                                                  ==========

(*)  Calculated including Series B Preferred Stock accretion of $32,040.

The accompanying notes are an integral part of the condensed financial statements.

                     Medical Technology & Innovations, Inc.
                 Consolidated Statements of Stockholders' Equity
                               For the Years Ended

                                                               Series A     Series B
                                                              Convertible  Convertible                                   Total
                                      Common        Common     Preferred    Preferred   P'fd    Treasury   Accumulated Stockholders'
                                      Shares        Stock        Stock        Stock     Stock     Stock      Deficit     Equity
                                    -----------
         Balance at June 30, 1996    12,147,299  $ 4,147,140                           $56,000  ($250,000) ($4,675,501)   ($722,361)

Sale of 70,000 Series A
    Convertible Preferred Stock,
    Net of issuance costs                                     $6,220,700                                                  6,220,700
Conversions of Preferred Stock
    Into Common Stock                 3,697,576    1,846,390  (1,812,890)              (33,500)
Exercise of Stock Options               194,737      292,105                                                                292,105
Issuance of Common Stock                532,898      270,250                                                                270,250
Stock Issued for Services               215,000      199,375                                                                199,375
Purchase of Treasury Shares            (56,781)                                                   (59,742)                  (59,742)
Net Loss                               ________    _________  __________                ______              (3,507,559)  (3,507,559)
    Balance at June 30, 1997         16,730,729  $ 6,755,260  $4,407,810               $22,500  ($309,742) ($8,183,060)  $2,692,768

Net Loss                                                                                                    (1,487,364)  (1,487,364)
Issuance of Common Stock                144,509       25,000                                                                 25,000
Stock Issued for Services             1,156,864      296,113                                                                296,113
Conversion of Series A Preferred
    Stock into common stock           7,853,177    1,531,647  (1,531,647)
Conversion of subscribed Series A       500,000       76,000     (76,000)
    Preferred Stock into common stock
Gain on Restructuring of Series A
    Preferred Stock                                  948,163  (1,198,163)                                                  (250,000)
Issuance of Series B Preferred
    In exchange for Series A Preferred ________     ________  (1,602,000)   1,602,000  _______   _________  __________    __________
    Balance at June 30, 1998         26,385,279  $ 9,632,183       - 0 -   $1,602,000  $22,500  ($309,742) ($9,670,424)  $1,276,517
                                     ----------

Net Loss                                                                                                       (61,460)     (61,460)
Conversion of Subordinated
     Notes into common stock            725,000      376,750    _________              _______    ______      _________     376,750

    Balance at September 30, 1998    27,110,279  $10,008,933       - 0 -   $1,602,000  $22,500  ($309,742) ($9,731,884)  $1,591,807
                                     ==========

The accompanying notes are an integral part of the financial statements.

                     Medical Technology & Innovations, Inc.
           Condensed Consolidated Statements of Cash Flows (Unaudited)
             For the Three Months Ended September 30, 1998 and 1997

                                                                                  Three Months Ended September 30,
                                                                                1998                                1997
                                                                                ----                                ----
Cash flows from operating activities:
Net Loss                                                                    ($61,460)                           ($485,616)
Adjustments to reconcile net loss to net cash used in
operating activities:
     Depreciation and Amortization                                            72,483                               86,062
     (Increase) Decrease in Accounts Receivable                             (146,615)                              46,060
     Decrease in Inventory                                                     3,673                              150,172
     (Increase) Decrease in Prepaid Expenses                                 (27,495)                              18,399
     (Decrease) Increase in Accounts Payable                                (116,163)                             337,629
     Increase (Decrease) in Accrued Liabilities                              128,151                              (77,298)
     Stock issued for services                                                  - 0 -                               - 0 -
                                                                             --------                             --------
Net cash used in operating activities                                       (147,428)                             (16,712)

Cash flows from investing activities:
               Sale of Headquarters Land and Building                         260,000                                - 0 -
               Net cash from investing activities                             260,000                                - 0 -

Cash flows from financing activities:
               Proceeds from issuance of stock, net                             - 0 -                              25,000
               Proceeds from exercise of stock options, net                     - 0 -                                - 0 -
               Acquisition of Treasury Stock                                    - 0 -                                - 0 -
               Proceeds from issuance of notes payable                        104,787                                - 0 -
               Repayment of notes payable, net                               (234,000)                            (51,049)
                                                                            ---------                             --------
Net cash from (used in) financing activities                                 (129,213)                            (26,049)
Net increase (decrease) in cash and cash equivalents                           16,639                             (42,761)
Cash and cash equivalents at beginning of period                               38,247                              58,090
                                                                             --------                             --------
Cash and cash equivalents at end of period                                    $21,608                             $15,329
                                                                              =======                             =======

The accompanying notes are an integral part of the condensed financial statements.

                     Medical Technology & Innovations, Inc.
              Notes to Condensed Consolidated Financial Statements

1. Condensed Financial Statements. The unaudited condensed consolidated financial information contained in this report reflects all adjustments (consisting of normal recurring accruals) considered necessary, in the opinion of management, for a fair presentation of results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1998 Annual Report on Form 10-KSB. The results of operations for periods ended September 30 are not necessarily indicative of operations for the full year.

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

The following is a summary of stock option transactions:
Outstanding, July 1, 1998                     3,239,936
Options granted                                       0
Options exercised                                     0
Options cancelled                                     0
Outstanding, September 30, 1998               3,239,936
Exercisable, end of period                    2,164,104

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

Warrants. The Company has issued warrants to purchase 3.0 million shares of common stock as of September 30, 1998. The warrants relate to grants made in connection with an equity issuance and various services rendered. The warrants can be exercised at prices ranging from $.25 to $2.72 per share. 2.4 million warrants expire in July 2001. Pursuant to terms renegotiated in September of 1997 between the Company and holders of Series A Preferred Shares issued in July of 1996, the exercise price of approximately 1.8 million warrants will be reduced from $2.72 to $1.00.

Item 2. Management's Discussion and Analysis or Plan of Operation

This analysis should be read in conjunction with the condensed consolidated financial statements, the notes thereto, and the financial statements and notes thereto included in the Company's June 30, 1998 Annual Report on Form 10-KSB.

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

Results of Operations

Comparison of Three Month Periods Ended September 30, 1998 and 1997

Revenues for the first three months of fiscal 1999 of $1,352,454 represent an increase of $367,830 or a 37% increase compared to the prior year. This increase results because of increased demand for the MTI PhotoScreener(TM) from retail optical chains, service clubs and schools combined with good growth in the core Steridyne business. Gross profit for the first quarter of fiscal 1999 of $543,328 represents a increase of 124% versus the comparable period in fiscal 1998 and is mostly due to greater sales of the MTI PhotoScreener(TM) as overall margins are comparable between the two periods.
MTI products generally have higher profit margins than Steridyne products.

Operating expenses decreased by 16% from $678,761 in the first three months of fiscal 1998 to $567,820 in the comparable period in fiscal 1999. This reduction is evident in almost all expense categories with the greatest savings in the employment and public relations areas. Management expects ongoing general and administrative costs to stabilize at present levels. Interest expense has decreased 25% to $36,968 for the first three months of fiscal 1999 versus 1998 primarily as the result of the sale of the headquarter building and subsequent mortgage payoff and the conversion of $376,750 of convertible notes into common stock in July of 1998.

Management expects a profit for the second fiscal quarter of 1999 because of increased sales and continued cost controls.

Liquidity and Capital Resources

At September 30, 1998, the Company had cash of $21,608 and working capital of ($927,082) as compared to $38,247 and ($1,163,005) at June 30, 1998. This decrease in working capital deficit is mostly due to increased receivables as a result of higher sales and a lower loss from operations. Included in current maturities of long term debt at September 30 and June 30, 1998 is approximately $798,000 of secured notes incurred to fund the Series A restructuring which are repayable or convertible into Company Common Stock in March of 1999.

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

In August of 1998, the Company received its largest order ever to deliver approximately 700 PhotoScreeners during fiscal 1999. The order which approximates $1.5 million places certain restrictions on the Company from selling the PhotoScreener in certain markets. In connection with this order and provided the customer spends several millions of dollars in national advertising mentioning the PhotoScreener, the Company has provided the customer with warrants to purchase 1.2 million shares of the Company's stock at an exercise price of $0.88 per share.

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

21.0     Subsidiaries of the Company.

                  Medical Technology, Inc., an Iowa corporation

                  Steridyne Corporation, a Florida corporation

27.1     Financial Data Schedules

(b)      Reports on Form 8-K.

No reports on Form 8-K were filed during the quarterly period covered by this report.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                AND
BY:                                    BY:
/s/ Dennis A. Surovcik                        /s/ JEREMY P. PEAKINS
 -----------------------                        ---------------------
Dennis A. Surovcik, Senior Vice President       Jeremy P. Feakins, Chairman and
Chief Financial Officer                         Chief Executive Officer


Date: November 10, 1998.
Ref:d/Q02159801b