Form 10QSB
period 1998-12-31
MEDICAL TECHNOLOGY & INNOVATIONS INC /FL/
filed 1999-02-16
CIK 847464

U.S. SECURITIES AND EXCHANGE COMMISSION
                                   Washington, DC 20549

                                       Form 10-QSB

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1998

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
     EXCHANGE ACT OF 1934

     For the transition period from           to

     Commission File Number: 33-27610-A

                     MEDICAL TECHNOLOGY & INNOVATIONS, INC.
       (Exact name of small business issuer as specified in its charter)

               Florida                                  65-2954561
      (State or other jurisdiction of     (I.R.S. Employer Identification No.)
      incorporation or organization)


      615 Centerville Road, Lancaster, PA                   17601
     (Address of principal executive offices)             (Zip Code)

                             (717) 892-6770
             (Issuer's telephone number, including area code)

     Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES[X] No[ ]

     As of December 31, 1998 27,110,279 shares of Common Stock, no par value, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the registrant's annual report filed with the Securities and Exchange Commission on Form 10-KSB, filed November 6, 1998.

                     MEDICAL TECHNOLOGY & INNOVATIONS, INC.

                                TABLE OF CONTENTS

PART I.     FINANCIAL INFORMATION
            Item 1.  Financial Statements
               Condensed Consolidated Balance Sheets
                 December 31, 1998 and June 30, 1998                   4
               Condensed Consolidated Income Statements
                  For the Three and Six Months ended
                  December 31, 1998 and 1997 (Unaudited)               5
               Consolidated Statements of Stockholders'
                  Equity (Unaudited)                                   6
               Condensed Consolidated Statements of Cash Flows
                  For the Six Months ended December 31, 1998
                  and 1997 (Unaudited)                                 7
               Notes to Condensed Consolidated Financial Statements    8
            Item 2.  Management's Discussion and Analysis or Plan of
            Operation
PART II.    OTHER INFORMATION
            Item 6. Exhibits and Reports on Form 8-K                   12
            SIGNATURES                                                 14

                         PART I - FINANCIAL INFORMATION


                     Medical Technology & Innovations, Inc.
                      Condensed Consolidated Balance Sheets
                          December 31 and June 30, 1998


                                                              Assets
                                                              December 31, 1998
                                                              (Unaudited)       June 30, 1998
                                                              ----------------  -------------
Current Assets

                 Cash and cash equivalents                     $ 168,268         $   38,247
                 Accounts Receivable, less allowances
                  of $36,367, respectively                       519,046            287,114
                 Inventory                                       436,122            393,148
                 Prepaid Expenses                                 62,767             30,740
                                                               ---------            -------
                 Total Current Assets                          1,186,203            749,249
                                                               ---------            -------
Fixed Assets
                 Land                                            182,000            382,000
                 Equipment, less accumulated
                 depreciation of $426,183
                 and $364,567, respectively                      741,311            829,537
                                                               ---------           --------
                 Fixed Assets, net                               923,311          1,211,537
Other Assets
                 Intangible and Other Assets                   2,233,676          2,345,530
                                                              ----------          ---------
Total Assets                                                  $4,343,190         $4,306,316
                                                              ==========          =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
                 Accounts Payable                               $506,195           $505,824
                 Accrued Liabilities                             436,648            370,558
                 Current Maturities of Long-Term Debt          1,155,211          1,035,872
                                                               ---------          ---------
                 Total Current Liabilities                     2,098,054          1,912,254
                  Long-Term Debt,
                  Net of Current Maturities                      511,361          1,117,545
                                                                 -------          ---------
                        Total Liabilities                      2,609,415          3,029,799
                                                               ---------          ---------
Stockholders'   Common Stock, no par value, authorized
Equity            700,000,000 shares, outstanding 27,110,279
                  and 26,385,279 shares, respectively         10,008,933          9,632,183
                Series A Convertible Preferred Stock, $100
                  par value, authorized 70,000 shares,
                  outstanding nil                                 -0-                -0-
                Series B Convertible Preferred Stock,
                  $100 par value, authorized 1000 shares,
                  267 shares outstanding                       1,602,000          1,602,000
                Preferred Stock, authorized 100,000,000
                 shares  $1,000 par value, 12%,
                 noncumulative, outstanding 22.  shares           22,500             22,500
                 Treasury Stock, at cost                       (309,742)          (309,742)
                 Accumulated Deficit                         (9,589,916)        (9,670,424)
                                                             -----------        -----------
                 Total Stockholders' Equity                    1,733,775          1,276,517
                                                            ------------        -----------
Total Liabilities and Stockholders' Equity                    $4,343,190         $4,306,316
                                                              ==========         ==========



          The accompanying notes are an integral part of the condensed financial statements.


                     Medical Technology & Innovations, Inc.
                    Condensed Consolidated Income Statements
                       For the Three Months and Six Months
                  Ended December 31, 1998 and 1997 (Unaudited)



                                       Three Months Ended        Six Months Ended
                                         December 31,              December 31,
                                       1998        1997          1998           1997
                                       ----        ----          ----           ----
Revenues                               $1,819,628  $1,425,376    $3,172,082     $2,410,000
Cost of Goods Sold                        900,654     908,102     1,709,780      1,650,173
                                       ----------   ---------     ---------     -----------
          Gross Profit                    918,974     517,274     1,462,302        759,827
                                       ----------   ---------     ---------     -----------
Operating Expenses
          Advertising                      11,095      33,680        16,163         70,746
          Selling, General,
          and Administrative              716,572     612,175     1,279,324       1,253,870
                                       ----------     -------     ---------       ----------
          Total Operating Expenses        727,667     645,855     1,295,487       1,324,616
                                       ----------    --------     ---------       ----------
Income (Loss) from Operations             191,307    (128,581)      166,815        (564,789)
          Interest expense, net            49,339      75,908        86,307         125,316
                                       ----------    --------     ---------       ----------
Net Income (Loss) from Operations        $141,968   ($204,489)      $80,508       ($690,105)
                                       ==========    ========     =========       ==========

Add: Gain on Restructuring of Series A      - 0 -     948,163         - 0 -         948,163
          Preferred Stock              ----------    --------     ---------       ----------

Net Income Attributable to               $141,968    $743,674       $80,508        $258,058
          Common Stock                 ==========    ========      =========       =========

Net Operating Income
    (Loss) per common share              $.004(*)     ($.011)       $.001(*)        ($.039)
     (basic and diluted)               ==========    ========      =========       =========

Net Income per common share after        $.004         $.042        $.001            $.014
   Gain on Restructuring of Series A   ==========    ========      =========        =========
    Preferred Stock

Weighted Average Outstanding Shares    26,435,089  17,843,521     26,435,089      17,843,521
                                      ===========  ==========     ==========      ===========

(*) Calculated including Series B Preferred Stock accretion of $32,040 for the three months and $64,080 for the six months ended December 31, 1998


          The accompanying notes are an integral part of the condensed financial statements.


                     Medical Technology & Innovations, Inc.
           Consolidated Statements of Stockholders' Equity (Unaudited)
                               For the Years Ended

                                                          Series A     Series B
                                                          Convertible  Convertible                                    Total
                                  Common      Common      Preferred    Preferred   Preferred  Treasury   Accumulate   Stockholders'
                                  Shares      Stock       Stock        Stock       Stock      Stock      Deficit      Equity
                                 --------     -------     ---------    ---------   ---------  --------   ----------   ------------

Balance at June 30, 1996         12,147,299   $4,147,140                           $56,000    ($250,000) ($4,675,501) ($722,361)
Sale of 70,000 Series A
 Convertible Preferred Stock,
    Net of issuance costs                                 $6,220,700                                                  6,220,700
Conversions of Preferred Stock
    Into Common Stock             3,697,576    1,846,390  (1,812,890)              (33,500)
Exercise of Stock Options           194,737      292,105                                                                292,105
Issuance of Common Stock            532,898      270,250                                                                270,250
Stock Issued for Services           215,000      199,375                                                                199,375
Purchase of Treasury Shares         (56,781)                                                  (59,742)                  (59,742)
Net Loss                                                                                                 (3,507,559)  (3,507,559)
                                 ----------   ----------   ---------              -------    ---------  ------------  -----------
      Balance at June 30, 1997   16,730,729   $6,755,260  $4,407,810              $22,500    ($309,742) ($8,183,060)  $2,692,768

Net Loss                                                                                                 (1,487,364)  (1,487,364)
Issuance of Common Stock            144,509       25,000                                                                  25,000
Stock Issued for Services         1,156,864      296,113                                                                 296,113
Conversion of Series A
   Preferred Stock
    into common stock             7,853,177   1,531,647  (1,531,647)
Conversion of
 subscribed Series A                500,000      76,000     (76,000)
Preferred Stock into common
stock, Gain on Restructuring
 of Series A Preferred Stock                    948,163  (1,198,163)                                                    (250,000)
Issuance of Series B Preferred
 exchange for Series A Preferred                         (1,602,000) 1,602,000

      Balance at June 30, 1998   26,385,279  $9,632,183        0     $1,602,000  $22,500     ($309,742) ($9,670,424)  $1,276,517

Net Income                                                                                                   80,508       80,508
Conversion of Subordinated
Notes into common stock             725,000     376,750                                                                  376,750
                                  ---------  ----------  ----------  ----------  -------     ---------  -----------     ----------
  Balance at Dec 31, 1998        27,110,279 $10,008,933        0     $1,602,000  $22,500     ($309,742) ($9,589,916)  $1,733,775




          The accompanying notes are an integral part of the condensed financial statements.


                     Medical Technology & Innovations, Inc.
           Condensed Consolidated Statements of Cash Flows (Unaudited)
               For the Six Months Ended December 31, 1998 and 1997

                                                   Six Months Ended December 31,

                                                       1998           1997
                                                       ----           ----
Cash flows from operating activities:
Net Income (Loss)                                      $80,508        ($690,105)

Adjustments to reconcile net income
(loss) to net cash used in operating
activities:
     Depreciation and Amortization                     140,080         180,135
     (Increase) in Accounts Receivable                (231,932)       (133,166)
     (Increase) Decrease in Inventory                  (42,974)         70,726
     (Increase) Decrease in Prepaid Expenses           (32,027)          8,167
     Increase in Accounts Payable                          369         149,929
     Increase in Accrued Liabilities                    66,092         232,404
                                                     ---------       ----------
     Net cash (used in) operating activities           (19,884)       (181,910)


Cash flows from investing activities:
   Sale of Headquarters Land and Building              260,000           - 0 -
   Purchase of Fixed Assets                              - 0 -          (4,590)
   Net cash from (used in) investing activities        260,000          (4,590)

Cash flows from financing activities:
          Costs incurred for restructuring of
              Series A Preferred Stock                   - 0 -        (275,900)
          Proceeds from issuance of stock, net           - 0 -          25,000
          Proceeds from issuance of notes payable      123,905         730,729
          Repayment of notes payable, net             (234,000)       (154,496)
                                                      ---------       ---------
Net cash from (used in) financing activities          (110,095)        325,333
Net increase in cash and cash equivalents              130,021         138,833
Cash and cash equivalents at beginning of period        38,247          58,090
                                                      ---------         -------
Cash and cash equivalents at end of period            $168,268        $196,923
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

            The following is a summary of stock option transactions:

            Outstanding, July 1, 1998                            3,239,936
                         Options granted                                 0
                         Options exercised                               0
                         Options cancelled                        (184,269)
            Outstanding, December 31, 1998                       3,055,667
                                                                 =========
            Exercisable, end of period                           2,245,667

3. Preferred Stock. The Company has three classes of preferred stock. The convertiblevalue preferred stock is convertible into 14,985 shares of the Company's common stock.

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

            As a result of the restructuring of the Series A Preferred Stock, the common stock holders have received a gain of approximately $948,000 at December 31, 1997.

   1. Warrants. The Company has issued warrants to purchase 3.0 million shares of common stock as of December 31, 1998. The warrants relate to grants made in connection with an equity issuance and various services rendered. The warrants can be exercised at prices ranging from $.25 to $2.72 per share. 2.4 million warrants expire in July 2001. Pursuant to terms renegotiated in September of 1997 between the Company and holders of Series A Preferred Shares issued in July of 1996, the exercise price of approximately 1.8 million warrants will be reduced from $2.72 to $1.00.

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

Results of Operations

Comparison of Six Month Periods Ended December 31, 1998 and 1997

Revenues  for  the  first  half of  fiscal  1999  increased  by  $762,082,  from
$2,410,000 in fiscal 1998 to  $3,172,082  in fiscal 1999, a 32%  increase.  This sales increase results from increased demand for the MTI PhotoScreener (TM) from retail optical chains, service clubs and schools combined with good growth in the core Steridyne business. Gross profit for the first half of fiscal 1998 increased by 92% to $1,462,302 versus the comparable period in fiscal 1999 almost entirely due to sales of the MTI PhotoScreener(TM). MTI products generally have higher profit margins than Steridyne products.

Operating expenses decreased by 2% from $1,324,616 in the first half of fiscal 1998 to $1,295,487 in the comparable period in fiscal 1999. Income from operations for the six months ended December 31, 1998 was $166,815 compared to a loss of ($564,789) in the comparable period in the prior fiscal year. This dramatic improvement of $731,604 in operating income results from continued increases in sales of the MTI PhotoScreener(TM) to retail optical chains in the U.S. and international markets and marks the first time the Company has achieved a profitable quarter. Interest expense decreased 31% to $86,307 for the first six months of fiscal 1999 versus 1998 primarily as the result of the sale of the headquarters building and subsequent mortgage payoff and the conversion of $376,750 of convertible notes into common stock in July of 1998.

Management expects a profit for the third quarter of fiscal 1999 because of increased sales and continued cost controls.
Liquidity and Capital Resources

At December 31, 1998, the Company had cash of $168,268 and working capital of ($911,851) as compared to $38,247 and ($1,163,005) at June 30, 1998. This decrease in working capital deficit is mostly due to increased profitability of the Company in fiscal 1999. Included in current maturities of long term debt at December 31 and June 30, 1998 is approximately $800,000 of secured notes incurred to fund the Series A restructuring which are repayable or convertible into Company Common Stock in March of 1999.

In September of 1997 the Company reached an agreement with the holders of the Series A Preferred shares issued in July of 1996 to amend certain terms and conditions of the issue subject to the Company completing the required financing. All Series A Preferred shareholders were given the choice of electing ("Option 1") a cash payment of $3,800 per share or ("Option 2") 10,000 shares of the Company's common stock and a new Series B Preferred share with a $6,000 face in exchange for 1 share of the original Series A Preferred. All Series A Preferred shareholders will also have the exercise price reduced on all warrants applicable to tendered Series A Preferred Shares from $2.72 to $1.00. The new Series B Preferred Stock is convertible into common stock of the Company from October 1, 1998 at a fixed price of $1.00. Conversion is limited to 10% of the holding for the first four months following October 1, 1998 then it is increased to 20% per month thereafter. The Series B Preferred stock can be redeemed by the Company at any time in cash at 110% of the face value or in common stock at 120% of the face value, with mandatory redemption required by September 30, 2000. Over 60% of the parties who purchased the Series A Preferred shares and converted them into shares of the Company's common stock agreed to a lock-up which limited sales to 8% of the amount purchased per month with no limit on salability after October 1, 1998. Common stock issued to Series A Preferred Stockholders electing Option 2 was subject to a lock-up which ended on October 1, 1998.

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

In August of 1998, the Company received its largest order ever to deliver approximately 700 PhotoScreeners during fiscal 1999. As of December 31, 1998 substantially all of the MTI PhotoScreeners ordered were billed. The order which approximates $1.5 million places certain restrictions on the Company from selling the PhotoScreener in certain markets. In connection with this order and provided the customer spends several millions of dollars in national advertising mentioning the PhotoScreener, the Company has provided the customer with warrants to purchase 1.2 million shares of the Company's stock at an exercise price of $0.88 per share.

The Chief Executive Officer and a former director personally signed a guarantee with a local bank to provide a $250,000 line of credit to the Company which terminates in January of 1999.

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

10.4 SouthStar Productions, Inc. Stock Purchase Plan 1995a (Financial Public Relations Consulting Agreement) [Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (File No. 33- 27610-A), filed August 23, 1995]

10.5 Medical Technology & Innovations, Inc. 1996b Stock Purchase Plan (Consulting Agreement) [Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (File No. 33-27610-A), filed April 22, 1996]

10.6 Form of Employment Agreement, Covenant not to Compete, and Stock Option Agreement between the Company and key employees. [Incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-KSB (File No. 33-27610-A), filed September 30, 1996]

10.7 Purchase Agreement dated January 31, 1996 between the Company and Glenn and Ruth Schultz. [Incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-KSB (File No. 33- 27610-A), filed September 30, 1996]

16.1 Letter on change in certifying accountant [Incorporated by reference to the Company's Current Report on Form 8-K for an event on April 26, 1996]

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

                                          AND
BY:  /s/ Dennis A. Surovcik
Dennis A. Surovcik, Senior Vice President
Chief Financial Officer, Secretary

BY: /s/ Jeremy P. Feakins
Jeremy P. Feakins, Chairman and
Chief Executive Officer




                                                [GRAPHIC OMITTED]


Date: February 10, 1999.