Form 10QSB
period 1999-03-31
MEDICAL TECHNOLOGY & INNOVATIONS INC /FL/
filed 1999-05-18
CIK 847464

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1999

[   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
        EXCHANGE ACT OF 1934

        For the transition period from_______________ to___________________


                       Commission File Number: 33-27610-A

                     MEDICAL TECHNOLOGY & INNOVATIONS, INC.
        (Exact name of small business issuer as specified in its charter)

               Florida                                 65-2954561
   (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                Identification No.)

  615 Centerville Road, Lancaster, PA                    17601
 (Address of principal executive offices)             (Zip Code)
                                 (717) 892-6770
                (Issuer's telephone number, including area code)

     Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] No [ ]

     As of March 31, 1999 27,410,010 shares of Common Stock, no par value, of the registrant were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the registrant's annual report filed with the Securities and Exchange Commission on Form 10-KSB, filed November 6, 1998.

                     MEDICAL TECHNOLOGY & INNOVATIONS, INC,

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

     Item 1.  Financial Statements

        Condensed Consolidated Balance Sheets
         March 31, 1999 and June 30, 1998                               F-4

        Condensed Consolidated Income Statements
         For the Three and Nine Months ended
         March 31, 1999 and 1998 (Unaudited)                            F-5

        Condensed Consolidated Statements of Stockholders'
         Equity (Unaudited)                                             F-6

        Condensed Consolidated Statements of Cash Flows
         For the Nine Months ended March 31, 1999 and 1998 (Unaudited)  F-7

        Notes to Condensed Consolidated
         Financial Statements                                           F-8

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

                                     PART I

Item 1.  Financial information

                     Medical Technology & Innovations, Inc.
                      Condensed Consolidated Balance Sheets
                        March 31, 1999 and June 30, 1998

                                     Assets

                                                  March 31, 1999     June 30,
                                                   (Unaudited)          1998
                                                   -----------          ----
Current Assets

    Cash and cash equivalents                         $27,741           $38,247
    Accounts Receivable, less allowances of
      $36,367, respectively                           437,671           287,114
    Inventory                                         576,842           393,148
    Prepaid Expenses                                   71,970            30,740
                                                    -----------        ---------
    Total Current Assets                            1,114,224           749,249
                                                    ---------           --------

Fixed Assets
   Land                                               182,000           382,000
   Equipment, less accumulated depreciation
     of $455,599 and $364,567, respectively           688,204           829,537
                                                   -----------        ----------
   Fixed Assets, net                                  870,204         1,211,537

Other Assets
   Intangible and Other Assets                      2,177,748         2,345,530
                                                   ----------         ----------

Total Assets                                       $4,162,176        $4,306,316
                                                   ==========        ===========

                      Liabilities and Stockholders' Equity
Current Liabilities
   Accounts Payable                                  $512,782          $505,824
   Accrued Liabilities                                540,956           370,558
   Current Maturities of Long-Term Debt             1,174,683         1,035,872
                                                    ---------        -----------
   Total Current Liabilities                        2,228,421         1,912,254

Long-Term Debt, Net of Current Maturities             493,281         1,117,545
                                                    -----------       ----------
Total Liabilities                                   2,721,702         3,029,799
                                                    ---------         ----------

Stockholders' Equity
   Common Stock, no par value, authorized
     700,000,000 shares, outstanding 27,410,010
     and 26,385,279 shares, respectively          10,091,183          9,632,183
   Series A Convertible Preferred Stock, $100
     par value, authorized 70,000 shares,
     outstanding nil                                   - 0 -              - 0 -
   Series B Convertible Preferred Stock,
     $100 par value, authorized 1000 shares,
     267 outstanding                               1,602,000          1,602,000
   Preferred Stock, authorized 100,000,000 shares
     $1,000 par value, 12%, noncumulative,
     Outstanding 22.5 shares                          22,500             22,500
   Treasury Stock, at cost                          (309,742)          (309,742)
   Accumulated Deficit                            (9,965,467)        (9,670,424)
                                                  ----------         ----------
   Total Stockholders' Equity                      1,440,474          1,276,517
                                                   ---------          ---------
Total Liabilities and Stockholders' Equity        $4,162,176         $4,306,316
                                                 ===========          ==========


          The accompanying notes are an integral part of the condensed financial statements.

                     Medical Technology & Innovations, Inc.
                    Condensed Consolidated Income Statements
 For the Three Months and Nine Months Ended March 31, 1999 and 1998 (Unaudited)



                                  Three Months Ended                Nine Months Ended
                                        March 31,                        March 31,
                                1999             1998             1999            1998
                                ----             ----             ----            ----
Revenues                        $1,090,965       $1,315,277       $4,263,047      $3,725,277
Cost of Goods Sold                 691,750          756,704        2,401,530       2,406,877
                                ----------       ----------       ----------      -----------
  Gross Profit                     399,215          558,573        1,861,517       1,318,400
                                ----------       ----------       ----------      -----------
Operating Expenses
  Advertising                        4,900           30,652           21,063         101,398
  Selling, General,
    and Administrative             721,783          678,592        2,001,107       1,932,462
                                ----------       ----------       ----------      -----------
  Total Operating Expenses         726,683          709,244        2,022,170       2,033,860
                                 ----------       ----------       ----------     -----------
 Income (Loss) from Operations    (327,468)        (150,671)        (160,653)       (715,460)
    Interest expense, net           48,083           51,356          134,390         176,672
                                 ----------       ----------       ----------     -----------
 Net (Loss) from Operations      ($375,551)       ($202,027)       ($295,043)      ($892,132)
                                 ==========       ==========       ==========     ===========

Add: Gain on Restructuring of
     Series A Preferred Stock        - 0 -             - 0 -            - 0 -        948,163
                                 ----------       ----------       ----------     -----------
Net Income (Loss) Attributable
     to Common Stock              ($375,551)      ($202,027)       ($295,043)        $56,031
                                 ==========       ==========       ==========     ===========

Net Operating  (Loss) per common
     share(basic and diluted)(*)     ($.015)         ($.011)          ($.014)         ($.047)
                                 ==========       ==========       ==========     ===========

Net(Loss) per common share after
     Gain on Restructuring of
     Series A Preferred Stock(*)     ($.015)         ($.011)          ($.014)         ($.001)
                                 ==========       ==========       ==========     ===========

Weighted Average Outstanding
     Shares                      27,016,345      20,499,802       27,016,345      20,499,802
                                 ==========       ==========       ==========     ===========


(*) Calculated including Series B Preferred Stock accretion of $32,040 for the three month periods ended March 31, 1999, and 1998; and $96,120 and $64,080 for the nine month periods ended March 31, 1999 and 1998, respectively.

          The accompanying notes are an integral part of the condensed financial statements.

                     Medical Technology & Innovations, Inc.
           Consolidated Statements of Stockholders' Equity (Unaudited)
                               For the Years Ended

                                                            Series A     Series B
                                                            Convertible  Convertible                                     Total
                                    Common      Common      Preferred    Preferred   Preferred  Treasury  Accumulated  Stockholders
                                    Shares      Stock       Stock        Stock       Stock      Stock     Deficit      Equity
                                    ------      -----       -----        -----       -----      -------   ------       ------------
     Balance at June 30, 1996       12,147,299  $4,147,140                           $56,000    ($250,000)($4,675,501)   ($722,361)

Sale of 70,000 Series A
    Convertible Preferred Stock,
    Net of issuance costs                                   $6,220,700                                                   6,220,700
Conversions of Preferred Stock
    Into Common Stock                3,697,576   1,846,390  (1,812,890)              (33,500)
Exercise of Stock Options              194,737     292,105                                                                 292,105
Issuance of Common Stock               532,898     270,250                                                                 270,250
Stock Issued for Services              215,000     199,375                                                                 199,375
Purchase of Treasury Shares            (56,781)                                                   (59,742)                 (59,742)
Net Loss                                                                                                  (3,507,559)   (3,507,559)
                                    ----------  ----------  ----------   ---------- ----------   --------  ----------    ----------
        Balance at June 30, 1997    16,730,729  $6,755,260  $4,407,810               $22,500    ($309,742)($8,183,060)  $2,692,768
                                    ----------  ----------  ----------   ---------- ----------   --------  ----------    ----------

Net Loss                                                                                                  (1,487,364)   (1,487,364)
Issuance of Common Stock              144,509       25,000                                                                  25,000
Stock Issued for Services           1,156,864      296,113                                                                 296,113
Conversion of Series A Preferred
  Stock into common stock           7,853,177    1,531,647  (1,531,647)
Conversion of subscribed Series A     500,000       76,000     (76,000)
  Preferred Stock into common stock
Gain on Restructuring of Series A
    Preferred Stock                               948,163   (1,198,163)                                                   (250,000)
Issuance of Series B Preferred
 In exchange for Series A Preferred                         (1,602,000)   1,602,000
                                    ----------  ----------  ----------   ----------  ---------- ---------  ----------    ----------
        Balance at June 30, 1998    26,385,279  $9,632,183       -0-     $1,602,000   $22,500   ($309,742)($9,670,424)  $1,276,516
                                    ----------  ----------  ------------ ----------  ---------- --------- -----------    ----------

Net Income(Loss)                                                                                            ($295,043)    (295,043)
Stock Issued for Services              299,731      82,250                                                                  82,250
Conversion of Subordinated
     Notes into common stock           725,000     376,750                                                                 376,750
                                    ----------  ----------  ------------ ----------  ---------- --------- -----------    ----------
    Balance  at  March  31,1999     27,410,010 $10,091,183       -0-     $1,602,000   $22,500   ($309,742)($9,965,467)  $1,440,474
                                    ========== ===========  ============ ==========   =========  ========  ==========    ==========





    The accompanying notes are an integral part of the financial statements.

                     Medical Technology & Innovations, Inc.
           Condensed Consolidated Statements of Cash Flows (Unaudited)
                For the Nine Months Ended March 31, 1999 and 1998


                                                       Nine Months Ended March 31,
                                                       1999                   1998
                                                       ----                   ----

Cash flows from operating activities:
Net Loss                                               ($295,043)             ($892,132)
Adjustments to reconcile net loss to net
cash used in operating activities:
  Depreciation and Amortization                          249,115                266,911
  (Increase) in Accounts Receivable                     (150,557)              (188,863)
  (Increase) Decrease in Inventory                      (183,694)               216,330
  (Increase) Decrease in Prepaid Expenses                (41,230)                 3,487
  Increase in Accounts Payable                             6,958                 98,500
  Increase in Accrued Liabilities                        170,398                 88,355
  Stock issued for services                               82,250                197,584
                                                      ----------                --------
Net cash (used) in operating activities                 (161,803)              (209,828)

Cash flows from investing activities:
  Sale of Headquarters Land and Building                 260,000                    -0-
  Purchase of Fixed Assets                                - 0 -                  (4,590)
                                                      ----------                 -------
  Net cash from (used) investing activities              260,000                 (4,590)

Cash flows from financing activities:
  Costs incurred for restructuring of
    Series A Preferred Stock, net                         - 0 -                (320,000)
  Proceeds from issuance of stock, net                                           50,000
  Proceeds from issuance of notes payable                125.297                806,729
  Repayment of notes payable, net                       (234,000)              (192,927)
                                                       ---------               ---------
Net cash from (used in) financing activities            (108,703)               343,802
Net increase (decrease) in cash and cash equivalents     (10,506)               129,384
Cash and cash equivalents at beginning of period          38,247                 58,090
                                                       ---------              ----------
Cash and cash equivalents at end of period               $27,741               $187,474
                                                       =========                ========

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

     In April of 1996 the Company's shareholders approved the 1996 Stock Option Plan, which allows the board of directors to grant up to 3.0 million options. During fiscal 1998 and fiscal 1999, 500,000 and 120,000 options respectively, have been granted.

     In September of 1997 and February of 1998, the Board of Directors reduced the exercise price on all options granted to Company Executives to $.25.

               The following is a summary of stock option transactions:

               Outstanding, July 1, 1998          3,239,936
               Options granted                      120,000
               Options exercised                          0
               Options cancelled                   (689,936)
               Outstanding, March 31, 1999        2,670,000
               Exercisable, end of period         2,196,667

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

4. WARRANTS. The Company has issued warrants to purchase 3.6 million shares of common stock as of March 31, 1999. The warrants relate to grants made in connection with an equity issuance and various services rendered. The warrants can be exercised at prices ranging from $1.00 to $2.72 per share.
     2.5 million warrants expire in July 2001. Pursuant to terms renegotiated in September of 1997 between the Company and holders of Series A Preferred Shares issued in July of 1996, the exercise price of approximately 1.8 million warrants was reduced from $2.72 to $1.00.

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

Results of Operations

Comparison of Nine Month Periods Ended March 31, 1999 and 1998

Revenues for the first nine months of fiscal 1999 increased by $537,770 from $3,725,277 in fiscal 1998 to $4,263,047 in fiscal 1999 or a 14% increase. This increase results because of increased demand for the MTI PhotoScreener(TM) from retail optical chains and service clubs. Gross profit of $1,861,517 for the first nine months of fiscal 1999 increased by 41% versus the comparable period in fiscal 1998 mostly due to sales increases and mix as overall margins are comparable between the two periods. MTI products generally have higher profit margins than Steridyne products.

Operating expenses for the first nine months of fiscal 1999 were $2,022,170 versus $2,033,860 in the comparable period in fiscal 1998. This nominal reduction would have increased if certain redundancy costs would not have occurred. The loss from operations for the first three quarters ended March 31, 1999 was $160,653 compared to $715,460. This dramatic improvement results from continued increases in sales of the MTI PhotoScreener(TM) to retail optical chains in the US and international markets primarily during the first two quarters of fiscal 1999. Interest expense decreased 24% compared to the prior fiscal year primarily as a result of the sale of the headquarters building and subsequent mortgage payoff and a conversion of $376,750 of convertible notes into common stock in July of 1998.

Management expects a lower net loss for the fourth fiscal quarter of 1999 because of increased sales, continued cost controls, and the elimination of certain redundancy costs.

Liquidity and Capital Resources

At March 31, 1999 the Company had cash of $27,741 and working capital of ($1,114,197) as compared to $38,247 and ($1,163,005) at June 30, 1998. Included
in current maturities of long term debt at March 31, 1999 and June 30, 1998 is approximately $800,000 of secured notes incurred to fund the Series A restructuring which are repayable or convertible into Company Common Stock at the end of March, 1999. The Company is currently in discussion with these note holders to review possible alternatives to refinance this borrowing.

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

In August of 1998, the Company received its largest order ever to deliver approximately 700 PhotoScreeners during fiscal 1999. As of March 31, 1999 all of the MTI PhotoScreeners ordered were billed. The order which approximates $1.5 million placed certain restrictions on the Company from selling the PhotoScreener in certain markets which have now been waived. In connection with this order and provided the customer spends several millions of dollars in national advertising mentioning the PhotoScreener, the Company has provided the customer with warrants to purchase 1.2 million shares of the Company's stock at an exercise price of $0.88 per share. Due to a delay in the national rollout and marketing campaign by the customer, the warrant package is under discussion with the customer.

The Chief Executive Officer and a former director personally signed a guarantee with a local bank to provide a $250,000 line of credit to the Company which was originally scheduled to terminate in January of 1999 but has been extended.

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


Item 4.  Submission of Matters to a Vote of Security Holders

At the Company's 1999 annual meeting of stockholders held on April 12, 1999, Jeremy P. Feakins was elected a director of the Company for a three year term by a vote of 24,049,210 in favor, 4,860 votes against and 256,968 abstain votes and Dennis A. Surovcik was elected as a director of the Company for a three year term by a vote of 24,053,760 in favor, 310 votes against and 256,968 abstain votes. Further, Simon Lever & Company was ratified as the Company's independent certified public accountant for the 1999 fiscal year by a vote of 24,232,907 in favor, 1950 votes against and 76,181 abstain votes.

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

27.1 Financial Data Schedules [annexed hereto]

(b)     Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarterly period covered by this report.

                                   Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   AND
BY:  /s/ DENNIS A. SUROVCIK                        BY: /s/ JEREMY P. FEAKINS
    Dennis A. Surovcik, Senior Vice President      Jeremy P. Feakins
    Chief Financial Officer                        Chief Executive Officer



Date:  May 15, 1999.