Form 10KSB
period 1999-06-30
MEDICAL TECHNOLOGY & INNOVATIONS INC /FL/
filed 1999-12-17
CIK 847464

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-KSB

(Mark One)

 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934 (Fee Required)

     For the fiscal year ended June 30, 1999

___  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

     For the transition period from ____________ to __________________


                       Commission File Number: 33-27610-A

                     MEDICAL TECHNOLOGY & INNOVATIONS, INC.
                 (Name of small business issuer in its charter)



            Florida                                    65-2954561
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

   615 Centerville Road, Lancaster, PA                 17601
(Address of principal executive offices)             (Zip Code


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

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's revenues for its most recent fiscal year were $5,443,604.

     The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold or the average bid and asked prices of such stock as of October 29, 1999 was approximately $1,682,900.

     As of June 30, 1999 27,548,334 shares of Common Stock, no par value, of the registrant were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

None
Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

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

The Company manufactures and distributes the PhotoScreener(TM), which is a specialized Polaroid-type instant film camera designed to detect conditions that lead to amblyopia ("lazy eye") and other eye disorders.

On August 1, 1996 the Company acquired the net assets of Steridyne Corporation, a Florida Corporation ("Steridyne"). Steridyne is a manufacturer and distributor of thermometer sheaths, probe covers, and anti-decubitus gel cushions. Steridyne also distributes both glass and digital thermometers.

Effective April 1, 1999 the Company acquired certain key operating assets of the thermometer business of Florida Medical Corporation, a former manufacturer of glass thermometers and distributor of digital thermometers. Florida Medical has been in business for over twenty years and brings a substantial customer base in the retail market. The purchase requires that both Companies equally split the profit for the next several years. No up front cash or stock was required to be issued as part of the purchase price.

Product Lines

The PhotoScreener is designed to take a photograph of a child's eye and detect factors which can lead to amblyopia (lazy eye), including strabismus (misalignment of the eye), cataracts (cloudy lenses), and asymmetric or other abnormal refractive errors, including myopia (nearsightedness), hyperopia (farsightedness), and astigmatism.

The PhotoScreener consists of a single flash placed close to the center of the lens of the subject's eye to accentuate the "red eye" appearance of a subject for diagnostic purposes. By placing the flash close to the lens aperture, abnormal refractive errors of the eye are imaged as white crescents in the red eye reflex, a process scientifically known as "photo refraction".

The PhotoScreener consists of approximately 40 components, plus screws and fasteners. Major components include molded plastic parts, optic lenses, printed circuit boards, an instant film back, a strobe flash, optic mirrors, a battery pack, a power supply, and a battery charger.

Steridyne's primary professional product line is the Steritemp(R) sterile thermometer sheath and Steritemp II probe cover, a universal probe cover for the small hand-held electronic thermometer. These clinical products are packaged in over 30 distinct put-ups for the varied marketplace. This includes
Steritemp(R)'s own branded electronic thermometer and probe cover kits. A non-sterile economy sheath/probe cover line, Value Brand(TM), was recently introduced.

Steridyne's   retail  products  include  Glass  thermometer   kits,   electronic
thermometer kits, sheath/probe covers, and forehead temperature indicators.

Steridyne has two extensive wound management product lines in the home healthcare market: Zero-G(TM) and SofSeat(TM), a range of gel flotation cushions offering full support at economical price levels.

Certain geographic segment information is described in Note 16 to the Company's financial statements included as Item 7 of this Form 10-KSB.

Marketing and Distribution

The Company markets the PhotoScreener(TM) domestically and internationally through a combination of direct sales representatives and independent distributors. The Company markets the PhotoScreener(TM) to pediatricians, public health and education departments, preschools, day care centers, family and general physicians, eye doctors, hospitals, volunteer organizations, managed care and health maintenance organizations, and national eye care chains.

Steridyne  products  are  distributed   through  an  authorized  dealer  network
utilizing sales representatives throughout the nation. There are three divisions: professional (ethical), home healthcare and retail. The independent sales representatives are directed by a sales executive of Steridyne.

Competition

The vision screening business has attracted several companies, both domestic and foreign. Although other vision screening devices currently exist and are on the market, the Company believes the PhotoScreener(TM) has competitive advantages over all other such devices. These advantages include instant film capability, relatively low cost, portability, and ease of interpretation and use.

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

Patents and Trademarks

In 1993, the Company obtained rights to U.S. Patent No. 4,989,968 for a photoscreening camera system, which is now known as the PhotoScreener(TM). The above patent was initially granted to Dr. Howard Freedman and subsequently assigned to the Company. The Company has filed patent applications in Canada, Europe, and Japan.

As a result of the acquisition of Steridyne in August 1996, the Company has obtained rights to patents No.4672700, No.4753705, No.4967758, No.4614442, and
No. 4593699, covering thermometer sheaths and probe covers, decubitus cushions and disposable liners for blood pressure cuffs. Steridyne's trademarks include Steritemp, Zero-G, Dr. T.Rex and Sofseat.

As part of the acquisition of Florida Medical, the Company obtained the right to use the trademarks RECOVER and TEMCOM with devices for taking temperatures including glass and digital thermometers.

Government Regulation

Certain aspects of the Company's business, principally the manufacture and sale of the PhotoScreener(TM) and the Steridyne products are subject to regulation by the U.S. Food and Drug Administration (FDA) as a medical device. The Company has received a 510(k) clearance to market the PhotoScreener(TM) and all of the Steridyne products with the exception of the gel floatation cushions and sheaths which only require listing with the FDA and that has been accomplished. The Company believes that it has completed all necessary governmental processes to market the PhotoScreener(TM). However, if the FDA should determine the Company has not complied with its regulations, the FDA has the authority to order the Company to cease production of its products and recall products already sold.

Employees

As of June 30, 1999 and 1998, the Company employed 38 full-time employees. None of the Company's employees are represented by a labor union, and the Company considers its employee relations to be good.

Item 2. Description of Properties

The Company's principal executive and administrative offices are located in Lancaster, Pennsylvania. In July of 1998, the Company sold the building and moved its headquarters to a smaller leased facility in Lancaster, Pennsylvania. In August of 1996, the Company moved its PhotoScreener(TM) manufacturing to leased facilities in Waterloo, Iowa. The Company also owns a manufacturing facility in Riviera Beach, Florida where manufacturing, distribution and administrative functions of Steridyne Corporation are conducted. The facility is subject to a mortgage of approximately $230,000. The Company believes that its properties are well maintained, and its manufacturing equipment is in good operating condition and sufficient for current production.

Item 3. Legal Proceedings

In March 1997, the Company was sued by Lehman-Millet Incorporated "LMI" in Suffolk County Superior Court in Boston, Massachusetts concerning an alleged agreement to provide public relations and promotional assistance with respect to the PhotoScreener. This lawsuit was settled in March of 1998.

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

The Company alleged that Faisal Finance breached its agreement to provide funding for, as well as to participate as an investor in, the restructuring, purposefully delayed the transactions knowing the precarious financial condition of the Company at the time and allowed conflicting interests to interfere with their obligations as a financial advisor to the Company. Faisal claimed damages of $750,000 for the alleged failure of the Company to fulfill its obligations under the original conversion rights and investment banking fees for alleged services in connection with the restructuring.

In December of 1998, the Company settled this action by agreeing to pay Faisal an amount approximately equal to the amount they would have received had they originally tendered their shares in October of 1997.

MTI, the Company and Steridyne are also parties to other pending legal proceedings in the ordinary course of their business. The Company does not expect these legal proceedings to have a material adverse effect on the Company's financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders

The following items were considered and acted upon at the Company's 1998 annual meeting of stockholders which was held April 12, 1999:

1. The following directors were elected, along with his respective votes received:

Director              Term     Votes For    Votes Against    Votes Abstain
--------              ----     ---------    -------------    -------------
Jeremy P. Feakins     3 yr.    24,049,210     4,860            256,968
Dennis A. Surovcik    3 yr.    24,053,760       310            256,968

2. Simon Lever & Company was ratified as the independent certified public accountants by a vote of 24,232,907 in favor, 1,950 votes against and 76,181 abstain votes.

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

Quarter Ending        High   Low    Quarter Ending      High     Low
September 30, 1998    $ .27  $ .25  September 30, 1997  $.25     $.11
December 31, 1998       .20    .08  December 31, 1997    .69      .21
March 31, 1999          .18    .15  March 31, 1998       .35      .22
June 30, 1999           .15    .15  June 30, 1998        .40      .18

As of June 30, 1999, there were approximately 683 recordholders of common stock. Such amounts do not include common stock held in "nominee" or "street" name.

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

Results of Operations

Fiscal Year Ended June 30, 1999 as Compared to 1998

Revenues for the fiscal year 1999 increased by $902,232 or a 20% increase. Almost 74% of this increase results because of increased demand for the PhotoScreener primarily from retail optical chains, and to lesser extent service clubs and schools combined with a 7% growth in the core Steridyne business. Gross profit for the fiscal year 1999 increased by 58% versus the comparable period in fiscal 1998 mostly due to increased sales of MTI products as overall margins are comparable between the two periods. MTI products generally have higher profit margins than Steridyne products.

Operating expenses during the fiscal year 1999 compared to fiscal 1998 increased by 1% or $33,657. Overall costs reduction programs undertaken in the beginning of fiscal 1999 were offset by increased commissions and royalties relative to increased PhotoScreener sales and certain non-recurring costs associated with employee severance arrangements. Management expects to continue to reduce costs in all areas in line with ongoing sales levels. Interest expense for fiscal 1999 decreased by $44,930 or 19% versus fiscal 1998 mainly due to the sale of the former headquarters building and pay down of the mortgage and the conversion of $379,500 of notes into Company common stock.

Information about the Company's Industry Segments is included in Note 16 to the Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

At June 30, 1999, the Company had cash of $90,581 and working capital of ($613,415) as compared to $38,247 and ($1,163,005) at June 30, 1998. The decrease in the working capital deficit is mostly due to the exclusion of $822,601 of secured notes incurred to fund the Series A restructuring which were converted into Company common stock in October of 1999.

Management is in the process of consolidating its operations into a single location and cutting back on administrative staff in line with present sales levels. The reorganization should be substantially completed by the end of the second quarter of fiscal 2000.

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

In August of 1998, the Company received its largest order ever to deliver approximately 700 PhotoScreeners during fiscal 1999. The order which approximates $1.5 million places certain restrictions on the Company from selling the PhotoScreener in certain markets. In connection with this order and provided the customer spends several millions of dollars in national advertising mentioning the PhotoScreener, the Company has provided the customer with warrants to purchase 1.2 million shares of the Company's stock at an exercise price in excess of the current market. This commitment has expired. Unless the customer executes a national vision screening marketing program mentioning the PhotoScreener, sales of PhotoScreeners in fiscal 2000 could decline.

The Chief Executive Officer and a former director personally signed a guarantee with a local bank to provide a $250,000 line of credit to the Company which terminated in January of 1999 but was extended until December of 1999.

For the past several years the Company has financed its operations primarily through private sales of securities and revenues from the sale of its products. Since June of 1993 the Company has received net proceeds of approximately $10.0 million from the private sale of securities and debt. The Company may raise additional capital through private and/or public sales of securities in the future.

Year 2000 Compliance

The Company is aware of the issues associated with the programming code in existing computer systems as the millennium (Year 2000) approaches. All software used for the Company systems is supplied by software vendors or outside service providers. The Company has confirmed with such providers that its present software is Year 2000 compliant. Additionally, the Company has made inquiries with some of its largest customers and suppliers and determined that any possible negative impact with regard to non-compliance with year 2000 programming issues are minimal.

The Company is also establishing a back up contingency plan which will allow it to continue to operate its computer systems in the event unforeseeable external factors disrupt normal operations in the year 2000.

Item 7.  Financial Statements

Index to Consolidated Financial Statements:                      Page

Report of independent auditors for the years
ended June 30, 1999 and 1998                                     F-1

Consolidated balance sheets as of June 30, 1999 and 1998         F-2

Consolidated income statements for the years ended
June 30, 1999 and 1998                                           F-3

Consolidated statements of stockholders' equity
for the years ended June 30, 1999 and 1998                       F-4

Consolidated statements of cash flows for the years ended
June 30, 1999 and 1998                                           F-5

Notes to consolidated financial statements                       F-6

INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Medical Technology & Innovations, Inc.
Lancaster, Pennsylvania

     We have audited the accompanying consolidated balance sheets of Medical Technology & Innovations, Inc. and subsidiaries as of June 30, 1999 and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medical Technology & Innovations, Inc. and subsidiaries as of June 30, 1999 and 1998, and consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with generally accepted accounting principles.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 18 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net working capital deficit that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 18. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/    SIMON LEVER & COMPANY
-----------------------------

Lancaster, Pennsylvania
November 23, 1999


                     Medical Technology & Innovations, Inc.
                           Consolidated Balance Sheets
                                     June 30
                                     Assets

                                                       1999             1998
                                                       -----------      ----------
Current Assets:
         Cash                                          $   90,581       $   38,247
         Accounts Receivable, less allowances of
            $21,174 and $36,367, respectively             438,207          287,114
         Inventory                                        513,358          393,148
         Prepaid Expenses                                  91,002           30,740
                                                        ----------        ----------
         Total Current Assets                           1,133,148          749,249
                                                        ----------        ----------

Fixed Assets:
         Land                                             182,000          382,000
         Property & Equipment                           1,163,166        1,194,104
         Less accumulated depreciation                   (494,006)        (364,567)
                                                        ----------       ----------
         Fixed Assets, net                                851,160        1,211,537
                                                        ----------       ----------

Other Assets:
         Intangible and Other Assets                    2,134,155        2,345,530
                                                        ---------       -----------

Total Assets                                           $4,118,463       $4,306,316
                                                       ==========       ===========

      Liabilities and Stockholders' Equity
Current Liabilities:
         Accounts Payable                                 908,139       $  505,824
         Accrued Liabilities
               Payroll and payroll taxes                  180,472           84,498
               Royalties                                  147,961          111,786
               Other                                       94,155          174,274
         Current Maturities of Long-Term Debt             415,836        1,035,872
                                                        ---------        ----------
         Total Current Liabilities                      1,746,563        1,912,254

Long-Term Debt, Net of Current Maturities               1,321,158        1,117,545
                                                        ---------        ----------

Total Liabilities                                       3,067,721        3,029,799
                                                        ---------        ----------

Stockholders' Equity
  Common Stock, no par value, authorized
      700,000,000 shares, outstanding 27,548,334
      and 26,385,279 shares, respectively              10,190,092        9,632,183
  Series A Convertible Preferred Stock, $100
      par value, authorized 70,000 shares,
      outstanding nil shares                                - 0 -            - 0 -
  Series B Convertible Preferred Stock,
     $100 par value, authorized 1000 shares,
     266 and 267 shares outstanding, respectively       1,596,000        1,602,000
   Preferred Stock, authorized 100,000,000 shares
     $1,000 par value, 12%, noncumulative,
     outstanding 22.5 shares                               22,500           22,500
  Treasury Stock, at cost (1,973,531 and
     1,373,531 shares, respectively)                     (436,799)        (309,742)
  Accumulated Deficit                                 (10,321,051)      (9,670,424)
                                                      ------------      -----------
  Total Stockholders' Equity                            1,050,742        1,276,517
                                                      -------------     -----------
Total Liabilities and Stockholders' Equity            $ 4,118,463       $4,306,316
                                                      =============     ===========

    The accompanying notes are an integral part of the financial statements.
                                      F-2


                     Medical Technology & Innovations, Inc.
                         Consolidated Income Statements
                           For the Years Ended June 30




                                                     1999             1998
                                                     -----------      -----------
Revenues                                             $5,443,604       $ 4,541,372
Cost of Goods Sold                                    3,215,247         3,138,479
                                                     ------------     -----------

          Gross Profit                                2,228,357         1,402,893
                                                      ----------
Operating Expenses
          Advertising                                     7,764           128,640
          Selling, General,
          and Administrative                          2,684,920         2,530,387
                                                      ----------
          Total Operating Expenses                    2,692,684         2,659,027
                                                      ----------
(Loss) from Operations                                 (464,327)       (1,256,134)
          Interest expense, net                         186,300           231,230
                                                      -----------     -----------
Net (Loss) from Operations                            $(650,627)      $(1,487,364)


Add: Gain on Restructuring of Series A
         Preferred Stock                                 - 0 -            948,163
                                                      -----------     ------------
Net (Loss) Attributable to Common Stock              $ (650,627)      $  (539,201)
                                                     =============    ============
Net (Loss) per common share                          $   ( .024)      $    ( .069)
             (basic and diluted)(*)                  =============    ============


Net (Loss) per common share after
          Gain on Restructuring of Series A
          Preferred Stock (basic and diluted)(*)     $  ( .024)       $    ( .028)
                                                     ============     ============

Weighted Average Outstanding Shares                   27,087,143       23,041,184
                                                     ============     ============


(*) Calculated including Series B Preferred Stock accretion of $128,160 and $96,120 for the fiscal years ended June 30, 1999 and 1998; respectively

    The accompanying notes are an integral part of the financial statements.
                                       F-3

                     Medical Technology & Innovations, Inc.
                 Consolidated Statements of Stockholders' Equity
                               For the Years Ended

                                                       Series A      Series B
                                                       Convertible   Convertible                                         Total
                                 Common     Common     Preferred     Preferred   Preferred     Treasury   Accumulated   Stockholders
                                 Shares     Stock      Stock         Stock       Stock         Stock      Deficit       Equity
                                 ------     -----      ----------    ---------   ----------   ----------  -----------   ------------
Balance at June 30, 1997       16,730,729  $6,755,260  $4,407,810                $  22,500    $(309,742)  $(8,183,060)  $ 2,692,768

Net Loss                                                                                                   (1,487,364)   (1,487,364)

Issuance of Common Stock          144,509      25,000                                                                        25,000
Stock Issued for Services       1,156,864     296,113                                                                       296,113
Conversion of Series A
  Preferred  Stock into
  common  stock                 7,853,177   1,531,647  (1,531,647)
Conversion of subscribed                       76,000     (76,000)
  Series A Preferred Stock
  into common stock              500,000
Gain on Restructuring of
  Series A  Preferred Stock                   948,163  (1,198,163)                                                         (250,000)
Issuance of Series B Preferred
 In exchange for Series A                              (1,602,000)    1,602,000
 Preferred
                              ----------   ----------  -----------   ----------  ---------    ---------   ------------   -----------
Balance at June 30, 1998      26,385,279   $9,632,183       - 0 -    $1,602,000  $  22,500    $(309,742)  $(9,670,424)   $1,276,517
                              ----------   ----------  -----------   ----------  ---------    ---------   ------------   -----------

Purchase of Treasury Shares    (600,000)                                                       (127,057)                   (127,057)

Net Loss                                                                                                     (650,627)     (650,627)
Stock Issued for Services       983,974       172,409                                                                       172,409

Conversion of Series B           54,081         6,000                   (6,000)
Preferred
 Stock into common stock
Conversion of Subordinated
 Notes into common stock        725,000       379,500                                                         379,500
                              -----------  ----------  -----------   ----------  ---------    -----------   ------------  ----------

 Balance at June 30, 1999    27,548,334    $10,190,092     - 0 -     $1,596,000  $  22,500    $(436,799)    $(10,321,051) $1,050,742
                             ==========    =========== ===========   ==========  =========    ==========    ============= ==========







    The accompanying notes are an integral part of the financial statements.
                                      F-4

                     Medical Technology & Innovations, Inc.
                      Consolidated Statements of Cash Flows
                           For the Years Ended June 30



                                                                      1999          1998
                                                                      ----          ----
Cash flows from operating activities:
Net Loss                                                          $ (650,627)   $ (1,487,364)
Adjustments to reconcile net loss to net cash provided
(used) in operating activities:
               Depreciation and Amortization                         368,085         365,474
               (Increase) Decrease in Accounts Receivable           (151,093)        120,519
               (Increase) Decrease in Inventory                     (120,210)        299,125
               (Increase) Decrease in Prepaid Expenses               (60,261)          5,737
               Increase in Accounts Payable                          402,315          87,483
               Increase (Decrease) in Accrued Liabilities             52,030         (14,437)
               Stock issued for services                             172,409         296,113
                                                                  ------------     ----------
Net cash provided (used) in operating activities                      12,648        (327,350)

Cash flows from investing activities:
               Sale of Headquarters Land and Building                232,725          - 0 -
               Purchase of Fixed Assets                              (29,060)       (13,835)
Net cash provided (used) in investing activities                     203,665        (13,835)

Cash flows from financing activities:
               Costs incurred for restructuring of
                   Series A Preferred Stock, net                        - 0 -      (250,000)
               Proceeds from revolving credit facility               235,000          - 0 -
               Proceeds from issuance of Stock, net                     - 0 -        25,000
               Acquisition of Treasury Stock                        (127,057)          - 0 -
               Proceeds from issuance of Notes Payable                  - 0 -       728,750
               Repayment of Notes Payable                           (271,922)      (182,408)
                                                                  -----------     ----------
Net cash (used) provided from financing activities                  (163,979)       321,342
                                                                  -----------     ----------
Net increase (decrease) in cash                                        52,334       (19,843)
Cash at beginning of year                                              38,247        58,090
                                                                  -----------     ----------
Cash at end of year                                                $   90,581     $  38,247
                                                                  ===========     ==========

Supplemental Disclosure:
   Cash paid during the year for interest                          $  159,915     $ 118,337
                                                                   ==========      =========
   Conversion of subordinated notes into common stock              $  379,500        - 0 -
                                                                   ==========     ==========

    The accompanying notes are an integral part of the financial statements.
                                      F-5

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

     Intangible and Other Assets. Intangible and other assets consist primarily of goodwill associated with the acquisition of Steridyne and are amortized on a straight-line basis over their estimated remaining lives. Accumulated amortization on intangibles and other assets total $854,963 and $643,589 at June 30, 1999 and 1998, respectively.

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

     Long-Lived Assets - Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset and long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. Impairment losses are recognized when the aggregated future cash inflows (less outflows) to be generated by an asset, are less than an asset's carrying value. Future cash inflows include an estimate of the proceeds from eventual disposition of the assets. For purposes of this comparison, future cash flows are determined without reference to their discounted present value. Management believes that the Company's projected results of future operations, the period of the forecasts and the trend of the results over the forecast period are its best estimate and are indicative that the carrying value of long-lived assets is not impaired.

3. Inventories. Inventories consisted of the following at June 30, 1999 and 1998:


                               1999                1998
                             -----------       -----------
 Raw materials               $ 314,693         $ 271,878
 Work in process                39,712            50,305
 Finished goods                158,953            70,965
                              ---------        -----------
                             $ 513,358         $ 393,148
                              ========          ========

4. Fixed Assets. Fixed assets consisted of the following at June 30, 1999 and 1998:


                                                         1999            1998
                                                     -----------      ----------
    Plant & equipment                                $   865,525      $ 930,147
    Land                                                 182,000        382,000
    Computer equipment and software                      179,714        163,618
    Furniture and fixtures                               117,927        100,339
                                                     -----------     -----------
                                                       1,345,166      1,576,104
    Less: Accumulated Depreciation                      (494,006)      (364,567)
                                                     -----------     -----------
                                                     $   851,160     $1,211,537
                                                     ===========      ==========

     In July of 1998, the Company sold its headquarters facility and repaid the $234,000 mortgage on the realty.

5. Long-Term Debt. Long-Term Debt consisted of the following at June 30, 1999 and 1998:

                                                                                  1999           1998
                                                                                --------       --------
   12% subordinated convertible notes, due May 1998                             $  - 0 -      $ 376,750

   8.5% note, due February 1, 1999, interest payable
   monthly, secured by a mortgage                                                  - 0 -        234,000

   11.25% note,  due  September  1999,  principal  and interest  payable monthly,  secured by substantially  all of the assets of a subsidiary of the Company,  except for the Company's  patent,  and guaranteed by the Company's President and
   major stockholder                                                              51,624         73,095

   8% convertible  notes, due March 1999,  interest  payable  quarterly, secured by certain assets of a subsidiary;
   guaranteed by the Company                                                     822,601        798,643


   11.25% note, due March 2001,  principal and interest payable monthly, secured by  substantially  all of the assets of a  subsidiary  of the
   Company, except for the Company's patent and guaranteed by the
   Company's President and major stockholder                                      82,808         87,139

   10.0% convertible note, due March 2001, interest
   payable quarterly                                                              80,816         78,829

   10.0% convertible note, due March 2002, interest
   payable quarterly                                                              80,816         79,486

   Revolving $250,000 credit line due December 1999, unsecured, interest payable  monthly  at  prime  plus  2%,  facility  guaranteed  by  the
   Company's President and a
   major stockholder                                                             235,000          - 0 -

   9.5% note, due December 2011, principal and
   interest payable monthly, secured by mortgage                                 228,725        238,551


   Variable rate note payable, interest payable monthly
   at prime rate plus 7%, secured by Company's inventory                          35,339         60,000

   Unsecured notes payable, due various dates, interest
   payable various at 0% to 10%                                                  119,265        126,924
                                                                                ---------      ---------
   Total notes payable                                                           1,736,994      2,153,417
   Less: amounts due in one year                                                  (415,836)    (1,035,872)
                                                                                ----------      ----------
                                                                                $1,321,158      $1,117,545
                                                                                ==========      ==========

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

     The 8% convertible notes due in March 1999 were converted at the Company's election into 5,436,733 shares of common stock in October of 1999. Accordingly, this amount has been excluded from future notes payable maturities.

     The amount of long-term debt maturing in each of the next five fiscal years is $415,836 in 2000, $135,800 in 2001, $100,688 in 2002, $8,160 in 2003,
     and $8,160 in 2004.

     6. Lease Expense. The Company leases various equipment and office space under operating lease agreements. Future minimum annual rentals for subsequent fiscal years are as follows at June 30, 1999. Rent expense for the fiscal years ended June 30, 1999 and 1998 amounted to $81,396 and $48,031, respectively:

                         Fiscal           Lease
                         Year             Payments
                         ------           ----------
                         2000             $ 74,456
                         2001               48,378
                         2002               39,639

7. Earnings(Loss) Per Share. Earnings (loss) per common share is computed by dividing net income(loss) by the weighted average number of common shares and dilutive potential common shares outstanding. The average number of shares used to compute basic earnings per share was 27,087,143 and 23,041,184 for the fiscal years ended June 30, 1999 and 1998 respectively. The Dilutive potential common shares were anti-dilutive for the years ending June 30, 1999 and 1998 and, accordingly, basic and dilutive earnings
     (loss) per share was approximately the same.

8. Income Taxes. The Company did not incur any income tax expense for its fiscal years ending June 30, 1999 and 1998 respectively. As of June 30, 1999 the Company has sustained in excess of $9 million in net operating losses (NOLs) for tax purposes. These NOLs will expire in various amounts if not utilized between 2004 and 2013 and are subject to limitations should the ownership of the Company significantly change. The deferred tax asset resulting from the above NOL carryforwards has not been recorded in the accompanying financial statements since management believes a valuation allowance is necessary to reduce the deferred tax asset. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income.

9. Royalty Agreement. The Company is the owner of a patent on a photoscreening device from which MTI derives substantially all of its revenues. The terms of the royalty agreement require the Company to pay a royalty to the inventor of six percent (6.0%) of net PhotoScreener sales. The amount of royalties accrued by the Company were $111,996 and $68,644 for its fiscal years ending June 30, 1999 and 1998 respectively under this agreement.

     In accordance with the terms of the purchase agreement with Florida Medical Corporation, the Company and the former owner of Florida Medical Corporation agreed to equally share in the profits resulting from the Company's thermometer sales to former Florida Medical customers. Accordingly, the Company has accrued $119,782 of royalty expense at June 30, 1999 due to the former owner of Florida Medical Corporation.

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

     During September of 1997, the Company renegotiated terms with the Series A Preferred Shareholders and as a result, Series A Preferred Shares were exchanged for a combination of cash, common stock, a new Series B Preferred stock and an amended warrant certificate with an exercise price of $1.00 per share in cash. Series A Preferred shareholders owning 217 outstanding shares elected to receive $3,800 in cash in exchange for their Series A Preferred shares with a face value of $10,000. The Series A Preferred shares were eventually converted into 5,425,000 of the Company's Common Stock. Over 60% of the parties who ultimately purchased the Series A Preferred shares and converted them into common shares of the Company agreed not to sell any common shares before April 1, 1998 and limit sales to 8% of the amount purchased per month thereafter with no limit on salability once 360 days have lapsed since the closing. Series A Preferred shareholders owning 267 outstanding shares agreed to exchange their Series A Preferred shares for a new Series B Preferred share with a $100 par value, a face value of $6000 with accretion at 8% from October 1, 1997 plus 10,000 shares of the Company's common stock. The new Series B Preferred stock is convertible into common stock beginning October 1, 1998 at a fixed conversion price of $1.00 per share. Conversion is limited to 10% per month of the shares held until February 28, 1999 and 20% per month thereafter. The conversion feature doubles provided the Company's common stock closing bid price for ten consecutive days is greater than $2.00 per share. Accretion as of June 30, 1999 and 1998 was $224,280 and $96,120,
     respectively and is not reflected in the Company balance sheets.

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

                                            Maximum
                Date                        Tradeable
               ------------------           --------------
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


11. Stock Option Plans. In October of 1995 officers of the Company were granted options to acquire up to 2.0 million shares of common stock at an exercise price of $1.50 per share. The options were exercisable ratably over a trading three year period commencing with the quarter ending June 30, 1996.

     In April of 1996 the Company's shareholders approved the 1996 Stock Option Plan, which allows the board of directors to grant up to 3.0 million options. During fiscal 1999 and fiscal 1998, 120,000 and 500,000 options respectively, have been granted. All options granted in fiscal 1998 and 20,000 options granted in fiscal 1999 are exercisable ratably over a three-year period commencing with the grant date at an exercise price of $.25 per share. The remaining options granted in fiscal 1999 were exercisable immediately at an exercise price of $.50 per share.

     In September of 1997 and February of 1998, the Board of Directors reduced the exercise price on all options granted to Company Executives to $.25 per share.

           The following is a summary of stock option transactions:

                                                  1999
                                                  ----------
           Outstanding, beginning of year         3,239,936
           Options granted                          120,000
           Options exercised                              0
           Options cancelled                     (1,979,936)
                                                ------------
           Outstanding, end of year               1,380,000
                                                  =========
           Exercisable, end of year               1,199,996
                                                ============

     The proforma disclosures required by SFAS 123 "Accounting for Stock-based Compensation", is not applicable due to immateriality.

12. Warrants. The Company has issued warrants to purchase approximately 3.6 million shares of common stock as of June 30, 1999. The warrants relate to grants made in connection with an equity issuance and various services rendered. The warrants can be exercised at prices ranging from $1.00 to $2.72 per share. Approximately 3 million warrants expire in July 2001. Pursuant to terms renegotiated in September of 1997 between the Company and holders of Series A Preferred Shares issued in July of 1996, the exercise price of approximately 1.8 million warrants was reduced from $2.72 to $1.00.

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

     During the fiscal year ended June 30, 1999 the Company borrowed $40,000 from an affiliate of the Chief Executive Officer and a Director of the Company. On June 30, 1999, the amount was outstanding and included in the balance sheet as of the same date.

     In May of 1997, the Company borrowed $50,000 from a director of the Company which was repaid by the Company in October of 1997.

     In connection with financing required to fund the restructuring of the terms of the Series A Preferred shares in September 1997, the Chief Executive Officer, former Chief Operating Officer and a family member of the former Executive Vice President loaned a subsidiary of the Company approximately $411,000. These loans were repaid in the Company's Common Stock in October 1999.

     During the fiscal year ended June 30, 1998 the Company issued common shares with a value approximating $100,000, to a former company director for performing investment banking, consulting and financial advisory services.

     The Chief Executive Officer and a former director personally signed a guarantee with a local bank to provide a $250,000 line of credit to the Company which terminates in December 1999. Both individuals were granted options to acquire 50,000 shares of the Company's common stock at an exercise price of $.50 per share.

14. Fair Value of Financial Instruments. The estimated fair values of the Company's financial instruments as of June 30, 1999 and 1998 are as follows:

                                       1999                               1998
                             Carrying        Fair                Carrying       Fair
                             Amount          Value               Amount         Value
                             --------------------------          --------------------------
  Accounts Receivable        $  438,207      $  438,207          $  287,114     $  287,114
  Accounts Payable              908,139         908,139             505,824        505,824
  Accrued Expenses              422,588         422,588             370,558        370,558
  Long-term Debt              1,736,994       1,736,994           2,153,417      2,153,417

     The estimated fair value of long-term debt approximates the carrying amount based upon the borrowing rates currently available to the Company for loans with similar terms and maturities. The fair value of accounts receivable, accounts payable, and accrued expenses approximates their carrying amount.

15. Major Customers. For the fiscal year ended June 30, 1999 the Company had one major customer that accounted for approximately 27% of sales. In fiscal 1998, the Company had no major customer that accounted for more than 10% of sales.

16. Industry Segments. Statements of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", requires the presentation of description information about reportable segments which is consistent with that made available to the management ofthe Company to assess performance. Since the Company subsidiaries operate in separate distinct industry segments, management of the overall business is conducted by separate subsidiaries. The Corporate segment includes salary and fringe benefits of the Chairman and a portion of similar costs related to the Chief Financial Officer, financial public relations costs and other costs not directly related to the operations of the business segments.


                      Fiscal 1999           Medical        Steridyne      Corporate       Total
                      -----------           ------------   -----------    -----------     ----------
   Revenues                                 $ 2,000,857    $ 3,442,747    $    - 0 -      $ 5,443,604
   Operating Income (Loss)                      166,117       (218,522)     (411,922)        (464,327)
   Net Interest                                  63,387         98,955        23,958          186,300
   Pre Tax Income (Loss)                        102,730       (317,477)     (435,880)        (650,627)
   Net Income (Loss)                            102,730       (317,477)     (435,880)        (650,627)
   Assets                                       480,640      3,628,545         9,278        4,118,463
   Depreciation and amortization                 46,217        321,868         - 0 -          368,085
   Addition to long-lived assets                 19,782          - 0 -         9,278           29,060


                      Fiscal 1998           Medical         Steridyne     Corporate       Total
                      -----------           -----------     -----------   -----------     ------------
   Revenues                                 $ 1,336,267     $ 3,205,105   $     - 0 -     $ 4,541,372
   Operating (Loss)                            (397,301)       (448,184)    (410,649)      (1,256,134)
   Net Interest                                  85,826          97,487       47,917          231,230
   Pre Tax (Loss)                              (483,127)       (545,671)    (458,566)      (1,487,364)
   Net (Loss)                                  (483,127)       (545,671)     489,597         (539,201)
   Assets                                       635,561       3,670,755        - 0 -        4,306,316
   Depreciation and amortization                 46,129         319,345        - 0 -          365,474
   Additions to long-lived assets                13,835           - 0 -        - 0 -           13,835

                                             United
       Geographic Area Information           States         Europe         Asia          Total
       ---------------------------           ----------     ----------     ---------     ----------
   1999 Sales                                $5,367,805     $   23,791     $  52,008     $5,443,604
            Long-lived Assets                $2,985,315          - 0 -         - 0 -     $2,985,315

   1998 Sales                                $4,341,321     $   22,070     $ 177,981     $4,541,372
            Long-lived Assets                $3,557,067          - 0 -         - 0 -     $3,557,067

17. Commitment. In August of 1998, the Company received its largest order ever to deliver approximately 700 PhotoScreeners during fiscal 1999. The Company and the customer agreed, that in consideration of the customer funding and executing a national vision screening marketing program mentioning the PhotoScreeners, the cost of which will be several million dollars, the Company shall grant the customer warrants to purchase 1,200,000 shares of common stock of the Company at an exercise price of $0.88 per share.
     This commitment has expired.

18. Going Concern. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations and has a net working capital deficit that raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


     In view of these matters, realization of a major portion of the assets in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon consolidating the Company's ability to meet its financing requirements and the success of its future operations. Management is in the process of consolidating its operations into a single location and cutting back on administrative staff in line with present sales levels. The reorganization should be substantially completed by the end of the second quarter of fiscal 2000. Management believes that actions presently being taken to revise the Company's operating and financial requirements will provide the opportunity for the Company to continue as a going concern.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

There  were  no  disagreements   between  the  Company  and  their   independent
accountants.

                                    PART III.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

NAME                POSITION            DATE ELECTED      TERM OF
NAME                WITH COMPANY        DIRECTOR          OFFICE      AGE
------------------  -----------------   ---------------   ----------  ---
Jeremy Feakins      Director, Chief     April 1999         3 years    46

Dennis Surovcik     Director, Chief     April 1999         3 years    53

Mathew Crimmins     Director            January 1997       3 years    67


BUSINESS EXPERIENCE OF DIRECTORS

Mr. Feakins was originally elected to the board in April of 1996. Since 1989, he has served as President of Medical Technology, Inc. (MTI) and in October 1995, became the President and Chief Executive Officer of Medical Technology & Innovations, Inc. From 1980 to 1986, he was the managing Director of Craft Master, Limited, a South African corporation, which was a manufacturer and exporter of point of purchase display systems. Mr. Feakins received his degree in accounting and computer studies from the Royal Naval Secretarial and Accounting College, Chatham, Great Britain.

Mr. Surovcik joined the company in January 1998 as Senior Vice President, Chief Financial Officer and Secretary. He was a senior accountant for Price Waterhouse in New York from 1968 to 1973. From 1974 to 1993 he was employed as Audit Director and Group Controller for Dentsply International, Inc. ("Dentsply") a worldwide manufacturer and distributor of dental and medical products (NASDAQ:
XRAY). Mr. Surovcik, a CPA, was President and Owner of DBK Distributors, Inc., from 1994 to 1997, a small distribution company serving over 1,000 grocery stores in the Mid Atlantic States. Mr. Surovcik received a BS in accounting from Susquehanna University.

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

BUSINESS EXPERIENCE OF SIGNIFICANT OFFICERS

Mr. Joseph Del Vecchio joined the Company in November 1998 as Senior Vice President and General Manager of Steridyne Corporation. Mr. Del Vecchio was previously employed by Sulzer Oscar, Inc. He started as a technical, sales and marketing consultant in 1988, was appointed Vice President/General Manager in August 1991 and President in April 1998. He had responsibility for manufacturing, facility operation, and distribution of class III and class II medical devices. Corporate marketing, administrative, technical, regulatory and production personnel were also under his direction. Mr. Del Vecchio's organization achieved ISO-9000 certification for the facility in 1996. Mr. Del Vecchio is a CMR Graduate from the Certified Medical Representative Institute, Roanoke Virginia.

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

Based solely on its review of the copies of such form received by it, or based upon representations that no Form 5 was required, Messrs. Feakins and Surovcik did not timely file Forms 3,4, or 5 for the fiscal year ending June 30, 1999 as follows:

                    No. of Late
Name                Reports
--------------      ----------
Jeremy Feakins      3
Dennis Surovcik     3

Item 10.  Executive Compensation

SUMMARY COMPENSATION TABLE

The following table sets forth information concerning the compensation of the Company's Executive Officers whose compensation exceeded $100,000 for the fiscal years ending June 30, 1999 and 1998.


Name and
Principal         Fical                                                                                 All Other
Position          Year        Annual  Compensation             Long-Term Compensation                   Compensation
                           Salary      Bonus     Other         Awards                         Payouts
----------------- -------- ----------- --------- ------------- ------------------------------ --------- ---------------
                                                               Restricted Stock               LTIP
                                                               Awards            Options/SARs Payouts
----------------- -------- ----------- --------- ------------- ----------------- ------------ --------- ---------------
J. Feakins,       1999     $152,528         0                                0         50,000       0             0

D. Surovcik,      1999     $125,519         0                                0              0       0             0

R. Brennan        1999     $  71,814        0                                0              0       0             0

J. Stefanick      1999     $97,900          0                                0              0       0             0


1. Each executive is furnished with an automobile for business and personal use. The compensation specified in the preceding table does not include the value of non-business use as the amount is not material.

                     STOCK OPTION GRANTS IN LAST FISCAL YEAR

                                   (Individual Grants)
                                   --------------------
             No. of Shares Common  % of Total Options
             Common Stock          Granted to
             Underlying Options    Employees in          Exercise of
Name         Granted               Fiscal Year           Base Price    Expiration Date
-----------  --------------------  --------------------  ------------- ----------------
J. Feakins     50,000                  71%                  $0.50         (1)


1. The expiration dates for the options granted are two (2) years from the date the options become exercisable.

                         AGGREGATED OPTION EXERCISES IN
                       THE FISCAL YEAR ENDED JUNE 30, 1999
                        AND FISCAL YEAR END OPTION VALUES


                                          No. of Shares of
                                          Common Stock                          Value of
                                          Underlying                            Unexercised in
               No. of Shares              Unexercised                           the money Options
               Acquired on    Value       Options @ Fiscal     Exercisable/     Exercisable/
Name           Exercise       Realized    Year End             Unexercisble     Unexercisble
-------------- -------------- ----------- ------------------- ----------------- ------------------
J. Feakins              0            0       350,000              350,000/0          0
-------------- -------------- ----------- ------------------- ----------------- ------------------
R. Ballheim             0            0       300,000              300,000/0          0
-------------- -------------- ----------- ------------------- ----------------- ------------------
D.Surovcik              0            0       500,000            333,328/166,672      0
-------------- -------------- ----------- ------------------- ----------------- ------------------
G. Hartman              0            0       160,000              160,000/0          0
-------------- -------------- ----------- ------------------- ----------------- ------------------

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information concerning all persons known to the Company to be the beneficial owners of more than 5% of the Company's Common Stock, (ii) the ownership interest of each director and nominee, and (iii) by all directors and executive officers as a group calculated as of June 30, 1999.


                                       AMOUNT AND NATURE        PERCENT OF
NAME               POSITION            OF BENEFICIAL OWNERSHIP  OWNERSHIP
------------------ ------------------- ----------------------- -------------
Jeremy Feakins     Director, Chief       5,713,175                20.0%
                   Executive Officer

Dennis Surovcik    Director, Chief               0                0.00%
                   Financial Officer

Mathew Crimmins    Director                      0                0.00%


Item 12.  Certain Relationships and Related Transactions

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

During the fiscal year ended June 30, 1999 the Company borrowed $40,000 from an affiliate of the Chief Executive Officer and a Director of the Company. On June 30, 1999, the amount was outstanding and included in the balance sheet as of the same date.

In connection with financing required to fund the restructuring of the terms of the Series A Preferred shares in September 1997, the Chief Executive Officer, Chief Operating Officer and family member, Executive Vice President and a Director loaned a subsidiary of the Company approximately $411,000. These loans were repaid in the Company's common stock in October of 1999.

During the fiscal year ended June 30, 1998 the Company issued common shares with a value approximating $100,000, to a former Company director for performing investment banking, consulting and financial advisory services.

The Chief Executive Officer and a former director personally signed a guarantee with a local bank to provide a $250,000 line of credit to the Company which terminates in December 1999. Both individuals were granted options to acquire 50,000 shares of the Company's common stock at an exercise price of $.50 per share.

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

10.8  *   Purchase  Agreement dated March 8, 1999 between  Medical  Technology &
          Innovations,   Inc.,   Steridyne   Corporation   and  Florida  Medical
          Industries, Inc.

16.1 Letter on change in certifying accountant [Incorporated by reference to the Company's Current Report on Form 8-K for an event on April 26, 1996]

21.1      Subsidiaries.  Medical Technology, Inc. and Steridyne Corporation.

24.1      Powers of Attorney as indicated on Page 25 of this Form 10-KSB.

27.1  *   Financial data schedules.

(b) Reports on Form 8-K.

          No reports on Form 8-K were filed during the last quarter of the period covered by this report.

*(filed herwith, all other exhibits previously filed.)

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                AND
BY:                                     BY:
     /s/ JEREMY P. FEAKINS                   /s/  DENNIS A. SUROVCIK
     ----------------------                 ------------------------
     Jeremy P. Feakins, Chief               Dennis A. Surovcik, Senior Vice
     Executive Officer                      President, Chief Financial
                                            Officer and Secretary

Date:  December 8, 1999

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


 /s/ JEREMY P. FEAKINS
 ------------------------
 Jeremy  P. Feakins, Chief
 Executive Officer,
 Chairman, and Director




  /s/ MATHEW CRIMMINS*
  -----------------------
 Matthew Crimmins, Director



 /s/ DENNIS A. SUROVCIK
 ----------------------
 Dennis A. Surovcik, Director



*Pursuant to Power of Attorney

Date: December 8, 1999