Form 10QSB
period 1999-09-30
MEDICAL TECHNOLOGY & INNOVATIONS INC /FL/
filed 1999-12-17
CIK 847464

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

[    ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
          EXCHANGE ACT OF 1934

For the transition period from_____________to___________________

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

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] No [ ]

As of September 30, 1999 27,936,334 shares of Common Stock, no par value, of the registrant were outstanding.

Transitional Small Business Disclosure Format (Check One):  YES [  ]     NO [X]

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant's annual report filed with the Securities and Exchange Commission on Form 10-KSB, filed December 16, 1999.

                     MEDICAL TECHNOLOGY & INNOVATIONS, INC.

TABLE OF CONTENTS

PART I.              FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Balance Sheets
  September 30, 1999  (Unaudited) and June 30, 1999                         F-1

Condensed Consolidated Income Statements
  For the Three Months ended September 30, 1999 and 1998 (Unaudited)        F-2

Consolidated Statements of Stockholders' Equity (Unaudited)                 F-3

Condensed Consolidated Statements of Cash Flows
  For the Three Months ended September 30, 1999 and 1998 (Unaudited)        F-4

Notes to Condensed Consolidated Financial Statements                        F-5

Item 2.  Management's Discussion and Analysis or
     Plan of Operation                                                        8

PART II.             OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                     10

SIGNATURES                                                                   11

                     Medical Technology & Innovations, Inc.
                      Condensed Consolidated Balance Sheets
                      September 30, 1999 and June 30, 1999

                                     Assets
                                                 September 30, 1999  June 30,
                                                 (Unaudited)         1999
                                                 ----------------    --------------
Current Assets
Cash and cash equivalents                        $    119,821        $     90,581
Accounts Receivable, less allowances of
  $21,174, respectively                               528,808             438,207
Inventory                                             475,124             513,358
Prepaid Expenses                                       21,125              91,002
                                                 ----------------    --------------
Total Current Assets                                 1,144,878          1,133,148
                                                 ----------------    --------------
Fixed Assets
Land                                                   182,000            182,000
Equipment, less accumulated depreciation
  of $529,287 and $494,006, respectively               633,879            669,160
                                                 ----------------    --------------
Fixed Assets, net                                      815,879            851,160

Other Assets
Intangible and Other Assets                          2,078,228          2,134,155
                                                 ----------------    --------------
Total Assets                                      $  4,038,985       $  4,118,463
                                                 ----------------    --------------

                Liabilities and Stockholders' Equity
Current Liabilities
Accounts Payable                                  $    796,270       $    908,139
Accrued Liabilities
     Payroll and payroll taxes                         203,080            118,553
     Royalties                                         219,412            122,405
     Other                                             140,902            181,630
Current Maturities of Long-Term Debt                   426,836            415,836
                                                       -------       -------------
Total Current Liabilities                            1,786,500          1,746,563
                                                     ---------       -------------

Long-Term Debt, Net of Current Maturities            1,329,216          1,321,158
                                                     ---------       -------------

Total Liabilities                                    3,115,716          3,067,721
                                                     ---------       -------------

Stockholders' Equity
Common Stock, no par value, authorized
    700,000,000 shares, outstanding 27,936,334
    and 27,548,334 shares, respectively             10,235,122         10,190,092
Series B Convertible Preferred Stock,
    $100 par value, authorized 1000 shares,
      266 shares outstanding                         1,596,000          1,596,000
 Preferred Stock, authorized 100,000,000 shares
    $1,000 par value, 12%, noncumulative,
               Outstanding 22.5 shares                  22,500             22,500
Treasury Stock, at cost (1,973,531 shares)            (436,799)          (436,799)
Accumulated Deficit                                (10,493,554)       (10,321,051)
                                                   ------------       ------------
Total Stockholders' Equity                             923,269          1,050,742
                                                   ------------        -----------
Total Liabilities and Stockholders' Equity         $ 4,038,985        $ 4,118,463
                                                   ============       ============

                   The accompanying notes are an integral part
                     of the condensed financial statements.
                                       F-1


                     Medical Technology & Innovations, Inc.
                    Condensed Consolidated Income Statements
       For the Three Months Ended September 30, 1999 and 1998 (Unaudited)




                                                         Three Months Ended
                                                            September 30,
                                                        1999              1998
                                                 -----------        -----------
Revenues                                          $1,055,279        $1,352,454
Cost of Goods Sold                                   669,756           809,126
                                                 -----------       -----------
          Gross Profit                               385,523           543,328
                                                 -----------       ------------
Operating Expenses
          Advertising                                  2,144             5,068
          Selling, General,
          and Administrative                         516,971           562,752
                                                  ----------        ------------
          Total Operating Expenses                   519,115           567,820
                                                  ----------        ------------
(Loss) from Operations                             (133,592)          (24,492)
          Interest expense, net                       38,911            36,968
                                                 -----------        ------------
Net (Loss) from Operations                        ($172,503)         ($61,460)
                                                 ===========        ===========

Net (Loss) per common share (basic and diluted)   ($.008)(*)        ($.004)(*)
                                                 ===========        ===========

Weighted Average Outstanding Shares               27,220,949        25,574,423
                                                  ==========        ===========

(*) Calculated including Series B Preferred Stock accretion of $32,040 for each period.

                  The accompanying notes are an integral part
                     of the condensed financial statements.
                                       F-2

                     Medical Technology & Innovations, Inc.
                 Consolidated Statements of Stockholders' Equity
                               For the Years Ended



                                                         Series A     Series B                                         Total
                                                         Convertible  Convertible                                      Stock-
                                 ommon      Common       Preferred    Preferred   Preferred Treasury    Accumulated    holders'
                                 hares      Stock        Stock        Stock       Stock     Stock       Deficit        Equity
                                 ---------- -----------  ------------ ----------- --------- ----------  ------------   ------------
Balance at June 30, 1997         16,730,729  $6,755,260   $4,407,810              $22,500   $(309,742)  $(8,183,060)   $2,692,768

Net Loss                                                                                                 (1,487,364)   (1,487,364)
Issuance of Common Stock            144,509      25,000                                                                    25,000
Stock Issued for Services         1,156,864     296,113                                                                   296,113
Conversion of Series A
   Preferred Stock into
   common stock                   7,853,177   1,531,647  (1,531,647)
Conversion of subscribed
 Series A   Preferred Stock into
    common stock                    500,000      76,000     (76,000)
Gain on Restructuring of
  Series A    Preferred Stock                   948,163  (1,198,163)                                                     (250,000)
Issuance of Series B Preferred
   In exchange for Series A                              (1,602,000)   1,602,000
Preferred                        ---------- -----------  -----------  ------------ -------- ----------   ------------  ------------
       Balance at June 30, 1998  26,385,279  $9,632,183        - 0 -  $1,602,000   $22,500  $(309,742)   $(9,670,424)  $1,276,517
                                 ---------- -----------  -----------  ------------ -------- ----------   ------------  ------------

Purchase of Treasury Shares       (600,000)                                                  (127,057)                   (127,057)
Net Loss                                                                                                    (650,627)    (650,627)
Stock Issued for Services           983,974     172,409                                                                   172,409
Conversion of Series B
Preferred                            54,081       6,000                   (6,000)
      Stock into common stock
Conversion of Subordinated
    Notes into common stock         725,000     379,500                                                                   379,500
                                 ---------- -----------  -----------  ----------- ---------  ----------   ------------- -----------
Balance at June 30, 1999         27,548,334 $10,190,092        - 0 -  $1,596,000  $22,500    $(436,799)   $(10,321,051) $ 1,050,742
                                 ---------- -----------  -----------  ----------- ---------  ----------   ------------- -----------

Stock Issued for Services           388,000      45,030                                                                      45,030
Net Loss                                                                                                       (172,503)   (172,503)
                                 ---------- -----------  -----------   ----------  --------- ----------    ------------  -----------
Balance at September 30,         27,936,334 $10,235,122        - 0 -   $1,596,000    $22,500 $(436,799)    $(10,493,554) $  923,269
1999                             ==========  ==========    =========   ==========  ========= =========     ============   =========

                  The accompanying notes are an integral part
                     of the condensed financial statements.
                                       F-3

                     Medical Technology & Innovations, Inc.
           Condensed Consolidated Statements of Cash Flows (Unaudited)
             For the Three Months Ended September 30, 1999 and 1998


                                                Three Months Ended September 30,

                                                  1999                1998
                                                  ----                ----
Cash flows from operating activities:
Net Loss                                          $(172,503)          $(61,460)
Adjustments to reconcile net loss to
net cash used in operating activities:
      Depreciation and Amortization                  91,209             72,483
      (Increase) in Accounts Receivable             (90,601)          (146,615)
      Decrease in Inventory                          38,234              3,673
      Decrease (Increase) in Prepaid Expenses        69,877            (27,495)
      (Decrease) in Accounts Payable               (111,867)          (116,163)
      Increase in Accrued Liabilities               140,803            128,151
      Stock issued for services                      45,030              - 0 -
                                                 -----------          ----------
Net cash used in operating activities                10,182           (147,426)
                                                 -----------          ----------


Cash flows from investing activities:
Sale of Headquarters Land and Building                - 0 -            260,000
                                                 -----------          ----------

Net cash from investing activities                    - 0 -            260,000
                                                 -----------           ---------

Cash flows from financing activities:
Proceeds from issuance of notes payable              23,467            104,787
Repayment of notes payable, net                      (4,409)          (234,000)
                                                 -----------          ----------
Net cash from (used in) financing activities         19,058           (129,213)
                                                 -----------          ----------
Net increase (Decrease) in cash and
          cash equivalents                           29,240            (16,639)
Cash and cash equivalents at beginning of period     90,581             38,247
                                                 -----------            --------
Cash and cash equivalents at end of period       $  119,821           $ 21,608
                                                 ==========            =======


                  The accompanying notes are an integral part
                     of the condensed financial statements.
                                       F-4

                     Medical Technology & Innovations, Inc.
              Notes to Condensed Consolidated Financial Statements

1. CONDENSED FINANCIAL STATEMENTS. The unaudited condensed consolidated financial information contained in this report reflects all adjustments (consisting of normal recurring accruals) considered necessary, in the opinion of management, for a fair presentation of results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1999 Annual Report on Form 10- KSB. The results of operations for periods ended September 30 are not necessarily indicative of operations for the full year.

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

     In September of 1997 and February of 1998, the Board of Directors reduced the exercise price on all options granted to Company Executives to $.25.

           The following is a summary of stock option transactions:

Outstanding, July 1, 1999                                     1,380,000
Options granted                                                       0
Options exercised                                                     0
Options cancelled                                              (141,668)
Outstanding, September 30, 1999                               1,238,332
Exercisable, end of period                                    1,101,665

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

     The Company has the option of redeeming the Series B Preferred shares at any time in cash, at 110% of the original face value of the Series B Preferred shares including accretion, or in the Company's common stock valued at the average closing bid price for the 30 days prior to the redemption at 120% of the original face value of the Series B Preferred shares including accretion. The Company is required to redeem the Series B Preferred stock on September 30, 2000. Accretion as of September 30, 1999 and June 30, 1999 was $256,320 and $224,280, respectively and is not reflected in the Company's balance sheets.

4. WARRANTS. The Company has issued warrants to purchase approximately 3.6 million shares of common stock as of September 30, 1999. The warrants relate to grants made in connection with an equity issuance and various services rendered. The warrants can be exercised at prices ranging from $1.00 to $2.72 per share. Approximately 3.0 million warrants expire in July 2001.

5. INDUSTRY SEGMENTS. Statements of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", requires the presentation of description information about reportable segments which is consistent with that made available to the management of the Company to assess performance. Since the Company subsidiaries operate in separate distinct industry segments, management of the overall business is conducted by separate subsidiaries. The Corporate segment includes salary and fringe benefits of the Chairman and a portion of similar costs related to the Chief Financial Officer, financial public relations costs and other costs not directly related to the operations of the business segments.

      Quarter ended September 30, 1999      Medical             Steridyne      Corporate    Total
                                            Technology, Inc.    Corporation
                                            ----------------    ------------   ----------   ----------
Revenues                                     $   58,893         $  996,386          - 0 -   $1,055,279
Operating Income (Loss)                         (62,174)            12,163        (83,581)    (133,592)
Net Interest                                     15,090             23,821          - 0 -       38,911
Pre Tax (Loss)                                  (77,264)           (11,658)       (83,581)    (172,503)
Net (Loss)                                      (77,264)           (11,658)       (83,581)    (172,503)
Depreciation and amortization                    11,554             79,655          - 0 -       91,209


      Quarter ended September 30, 1998      Medical             Steridyne      Corporate       Total
                                            Technology, Inc.    Corporation
                                            -----------------   ------------   ----------   ----------
Revenues                                    $  531,671          $  820,783          - 0 -   $1,352,454
Operating Income (Loss)                        137,896             (54,720)      (107,668)     (24,492)
Net Interest                                     9,349              18,363          9,256       36,968
Pre Tax Income (Loss)                          128,547             (73,083)      (116,924)     (61,460)
Net Income (Loss)                              128,547             (73,083)      (116,924)     (61,460)
Depreciation and amortization                   11,718              60,765          - 0 -       72,483

Item 2. Management's Discussion and Analysis or Plan of Operation

This analysis should be read in conjunction with the condensed consolidated financial statements, the notes thereto, and the financial statements and notes thereto included in the Company's June 30, 1999 Annual Report on Form 10-KSB.

All nonhistorical information contained in this Form 10-QSB is a forward-looking statement. The forward looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward looking statements. Factors that might cause such differences include, but are not limited to the following, a slower acceptance of the PhotoScreener in the marketplace, increased foreign competition putting pricing pressures on Steridyne products, changes in economic trends and other unforeseen situations or developments. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof.

Results of Operations
Comparison of Three-Month Periods Ended September 30, 1999 and 1998

Revenues for the first quarter of fiscal 2000 were $1,055,279 compared to $1,352,454 for the comparable period in fiscal 1999, or a decrease in sales of $297,175 or 22%. This decline results because the Company shipped over $400,000 of PhotoScreeners and accessories to a major national retail optical chain in the first quarter of fiscal 1999 with no comparable sales occurring in fiscal 2000. The Company shipped approximately $1.5 million of product to this customer throughout fiscal 1999. Revenues from sales of temperature taking devices for the first quarter of fiscal 2000 were up over 20% when compared to the comparable quarter of fiscal 1999, mainly due to increased sales to retail accounts. Gross profit for the first quarter of fiscal 2000 of $385,523 represents a decrease of 29% versus the comparable period in fiscal 1999 and is mostly due to the shortfall in sales of the PhotoScreener as overall margins are comparable between the two periods.

Operating expenses decreased by about 9% from $567,820 in the first three months of fiscal 1999 to $519,115 in the comparable period in fiscal 2000. This reduction is evident in most expense categories with the greatest savings in the employment areas. Interest expense of $38,911 for the first three months of fiscal 2000 was about even when you compare it to the first quarter of fiscal 1999, as debt levels on an overall basis were constant. The overall net loss for the first three months of fiscal 2000 and 1999 was $172,503 and $61,460, respectively. This result is again evident due to the difference in sales of the PhotoScreener between the two periods.

Management is in the process of consolidating all of its operations into a single location and cutting back on administrative staff in line with present sales levels. The reorganization should be substantially completed by the end of the second quarter of fiscal 2000. Management believes that actions presently being taken to revise the Company's operating and financial requirements will provide the opportunity for the Company to realize a cash profit.

Information about the Company's Industry Segments is included in Note 5 to the Notes to Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

At September 30, 1999, the Company had cash of $119,821 and working capital of ($641,622) as compared to $90,581 and ($613,415) at June 30, 1999. This increase in working capital deficit is mostly due to the ongoing loss for the quarter and a slight increase in overall debt. Included in long-term debt at September 30 and June 30, 1999 is approximately $822,000 of notes, secured by certain assets of Steridyne Corporation, incurred to fund the Series A restructuring in October 1997 which were converted into 5,436,733 shares of Company common stock in October of 1999. As a result of repaying the $822,000 of secured notes with the Company's common stock, a significant amount of collateral is available for borrowing purposes. The Company is currently discussing the possibility of refinancing substantially all or a portion of these assets with several commercial banks and financial institutions.

In August of 1998, the Company received its largest order ever to deliver approximately 700 PhotoScreeners during fiscal 1999. The order which approximated $1.5 million placed certain restrictions on the Company from selling the PhotoScreener in certain markets. In connection with this order and provided the customer spends several millions of dollars in national advertising mentioning the PhotoScreener, the Company provided the customer with warrants to purchase 1.2 million shares of the Company's stock at an exercise price of $0.88 per share. This commitment has expired. Unless the customer executes a national vision screening marketing program mentioning the PhotoScreener, sales of the PhotoScreener in fiscal 2000 could decline.

The Chief Executive Officer and a director personally signed a guarantee with a local bank to provide a $250,000 line of credit to the Company which terminates in January of 1999 but was extended until December of 1999.

During the quarter ended September 30, 1999, the Company borrowed $15,000 from an affiliate of the Chief Executive Officer and Director of the Company. At September 30, 1999, the amount was outstanding and included in the balance sheet as of the same date.

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

10.8      Purchase  Agreement dated March 8, 1999 between  Medical  Technology &
          Innovations,   Inc.,   Steridyne   Corporation   and  Florida  Medical
          Industries, Inc.

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

                                  AND
BY:                                       BY:
/s/ Dennis A. Surovcik                        /s/ Jeremy P. Feakins
---------------------------------            ----------------------------
Surovcik, Senior Vice President              Jeremy P. Feakins, Chairman and
Chief Financial Officer, Director            Chief Executive Officer



Date: December 17, 1999.