Form 10QSB
period 1999-12-31
MEDICAL TECHNOLOGY & INNOVATIONS INC /FL/
filed 2000-02-08
CIK 847464

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended December 31, 1999

[    ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
            EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------     ------------------

Commission File Number: 33-27610-A

                     MEDICAL TECHNOLOGY & INNOVATIONS, INC.
        (Exact name of small business issuer as specified in its charter)

        Florida                                    65-2954561
--------------------------------             ----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

615 Centerville Road, Lancaster, PA                 17601
----------------------------------           ---------------------
(Address of principal executive offices)          (Zip Code)

(Issuer's telephone number, including area code): (717) 892-6770

     Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                YES [X]  No [ ]

     Transitional Small Business Disclosure Format (Check One): YES [ ]  NO [X]

     As of December 31, 1999 33,428,067 shares of Common Stock, no par value, of the registrant were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

            Portions of the registrant's annual report filed with the Securities and Exchange Commission on Form 10-KSB, filed December 16, 1999.

MEDICAL TECHNOLOGY & INNOVATIONS, INC.

                                TABLE OF CONTENTS

PART I.     FINANCIAL INFORMATION

     Item 1. Financial Statements

          Condensed Consolidated Balance Sheets
          December 31, 1999 and June 30, 1999                              4

          Condensed Consolidated Income Statements
          For the Three and Six Months ended December
          31, 1999 and 1998 (Unaudited)                                    5

          Consolidated Statements of Stockholders' Equity (Unaudited)      6

          Condensed Consolidated Statements of Cash Flows
          For the Six Months ended December 31, 1999 and 1998 (Unaudited)  7

          Notes to Condensed Consolidated Financial Statements             8

     Item 2. Management's Discussion and Analysis or Plan of Operation     9

PART II.    OTHER INFORMATION

            Item 6. Exhibits and Reports on Form 8-K                      12

SIGNATURES                                                                14

                         PART I - FINANCIAL INFORMATION

                     Medical Technology & Innovations, Inc.
                      Condensed Consolidated Balance Sheets
                       December 31, 1999 and June 30, 1999

                                     Assets

                                                                 December 31, 1999   June 30, 1999
                                                                    (Unaudited)
                                                                 --------------      -------------
Current Assets
            Cash and cash equivalents                            $    335,618        $    90,581
            Accounts Receivable, less allowances of
              $21,174, respectively                                   725,229            438,207
            Inventory                                                 598,848            513,358
            Prepaid Expenses                                           36,736             91,002
                                                                 --------------       ------------
            Total Current Assets                                    1,696,431          1,133,148
                                                                 --------------       ------------

Fixed Assets
            Land                                                      182,000            182,000
            Equipment, less accumulated depreciation
              of $564,160 and $494,006, respectively                  601,409            669,160
                                                                 --------------       ------------
            Fixed Assets, net                                         783,409            851,160

Other Assets
            Intangible and Other Assets                             2,022,301           2,134,155
                                                                 --------------       ------------

Total Assets                                                     $  4,502,141         $ 4,118,463
                                                                 ==============       ============


                      Liabilities and Stockholders' Equity
Current Liabilities
            Accounts Payable                                     $    991,665         $   908,139
            Accrued Liabilities
                   Payroll and payroll taxes                          162,965             180,472
                   Royalties                                          184,121             147,961
                   Other                                              233,103              94,155
            Current Maturities of Long-Term Debt                      415,021             415,836
                                                                 --------------       ------------
            Total Current Liabilities                               1,986,875           1,746,563

Long-Term Debt, Net of Current Maturities                           1,130,470           1,321,158
                                                                 --------------       ------------

Total Liabilities                                                   3,117,345           3,067,721
                                                                 --------------       ------------

Stockholders' Equity
  Common Stock, no par value, authorized
      700,000,000 shares, outstanding 33,428,067
      and 27,548,334 shares, respectively                          11,061,623          10,190,092
  Series A Convertible Preferred Stock, $100
      par value, authorized 70,000 shares,
      outstanding nil                                                    - 0 -               - 0 -
  Series B Convertible Preferred Stock,
      $100 par value, authorized 1000 shares,
        266 shares outstanding                                      1,596,000           1,596,000
   Preferred Stock, authorized 100,000,000 shares
      $1,000 par value, 12%, noncumulative,
      Outstanding 22.5 shares                                          22,500              22,500
  Treasury Stock, at cost (1,973,531 shares)                         (436,799)           (436,799)
  Accumulated Deficit                                             (10,858,528)        (10,321,051)
                                                                 --------------       ------------
  Total Stockholders' Equity                                        1,384,796           1,050,742
                                                                 --------------       ------------
Total Liabilities and Stockholders' Equity                       $  4,502,141         $ 4,118,463
                                                                 ==============       ============


               The accompanying notes are an integral part of the
                        condensed financial statements.

                     Medical Technology & Innovations, Inc.
                    Condensed Consolidated Income Statements
                       For the Three Months and Six Months
                  Ended December 31, 1999 and 1998 (Unaudited)



                                                 Three Months Ended December 31,   Six Months Ended December 31,

                                                     1999          1998               1999           1998
                                                    --------       -------           ------         ------
Revenues                                          $  1,118,819   $  1,819,628        $  2,174,098   $  3,172,082
Cost of Goods                                          709,002        900,654           1,378,758      1,709,780
                                                   -----------   ------------        ------------   ------------
Sold
          Gross Profit                                 409,817        918,974             795,340      1,462,302
                                                   -----------   ------------        ------------   ------------
Operating Expenses
          Advertising                                    8,567         11,095              10,711         16,163
          Selling, General,
          and Administrative                           737,412        716,572           1,254,383      1,279,324
                                                   -----------   ------------        ------------   ------------
          Total Operating Expenses                     745,979        727,667           1,265,094      1,295,487
                                                   -----------   ------------        ------------   ------------
Income (Loss) from Operations                         (336,162)       191,307            (469,754)       166,815
          Interest expense, net                         28,812         49,339              67,723         86,307
                                                   -----------   ------------        ------------   ------------
Net Income (Loss)                                  $  (364,974)  $    141,968        $   (537,477)  $     80,508
                                                   ============  ============        ============   ============

Net Income (Loss) per common share
           (basic and diluted)                     $   .014(*)   $     .004(*)       $    .021(*)   $    .001(*)
                                                   ============  ============        ============   ============

Weighted Average Outstanding Shares                 28,525,207     26,435,089          28,525,207     26,435,089
                                                   ============  ============        ============   ============


(*) Calculated including Series B Preferred Stock accretion of $32,040 for the three month and $64,080 for the six month periods ended December 31, 1999.

                          The accompanying notes are an
              integral part of the condensed financial statements.

                     Medical Technology & Innovations, Inc.
                 Consolidated Statements of Stockholders' Equity
                               For the Years Ended


                                                            Series A    Series B
                                                           Convertible  Convertible                                      Total
                                       Common     Common   Preferred    Preferred   Preferred Treasury   Accumulated   Stockholders'
                                       Shares     Stock       Stock        Stock     Stock      Stock      Deficit     Equity
                                     ---------- ---------- -----------  ----------- --------- ---------- ----------    -----------
         Balance at June 30, 1997    16,730,729 $6,755,260  $ 4,407,810             $ 22,500  $(309,742) $(8,183,060)  $ 2,692,768

Net Loss                                                                                                  (1,487,364)   (1,487,364)
Issuance of Common Stock                144,509     25,000                                                                  25,000
Stock Issued for Services             1,156,864    296,113                                                                 296,113
Conversion of Series A Preferred
 Stock into common stock              7,853,177  1,531,647  (1,531,647)
Conversion of subscribed Series A
 Preferred Stock into common stock      500,000     76,000     (76,000)
Gain on Restructuring of Series A
 Preferred Stock                                   948,163  (1,198,163)                                                   (250,000)
Issuance of Series B Preferred
 In exchange for Series A Preferred                         (1,602,000)  1,602,000
                                     ---------- ---------- ------------ ----------- --------  ---------  -----------    -----------
       Balance at June 30, 1998      26,385,279 $9,632,183       - 0 -  $1,602,000  $ 22,500  $(309,742) $(9,670,424)   $1,276,517
                                     ---------- ---------- ------------ ----------- --------  ---------- ------------   -----------

Purchase of Treasury Shares           (600,000)                                               (127,057)                   (127,057)
Net Loss                                                                                                  (650,627)       (650,627)
Stock Issued for Services               983,974    172,409                                                                 172,409
Conversion of Series B Preferred
      Stock into common stock            54,081      6,000                  (6,000)
Conversion of Subordinated
      Notes into common stock           725,000    379,500                                                                  379,500
                                        ------- ----------  -----------  ----------- --------  ---------  ------------  -----------
       Balance at June 30, 1999      27,548,334 $10,190,092       - 0 -  $1,596,000  $ 22,500  $(436,799) $(10,321,051) $1,050,742
                                     ---------- ----------- -----------  ----------- --------  ---------- ------------  -----------

Conversion of Debentures
       into common stock              5,436,733    822,601                                                                 822,601

Stock Issued for Services               443,000     48,930                                                                  48,930
Net Loss                                                                                                      (537,477)   (537,477)
                                     ---------- ----------  -----------  ----------  --------  ---------  ------------  -----------
      Balance at December 31, 1999   33,428,067 $11,061,623       - 0 -  $1,596,000  $ 22,500  $(436,799) $(10,858,528) $1,384,796
                                     ========== =========== ===========  ==========  ========  ========== ============  ===========


                  The accompanying notes are an integral part
                     of the condensed financial statements

                     Medical Technology & Innovations, Inc.
           Condensed Consolidated Statements of Cash Flows (Unaudited)
               For the Six Months Ended December 31, 1999 and 1998


                                                             Six Months Ended December 31,
                                                                1999            1998
                                                                ----            ----
Cash flows from operating activities:
Net (Loss) Income                                               $ (537,477)     $  80,508
Adjustments to reconcile net loss to net cash used in
operating activities:
                    Depreciation and Amortization                  179,605        140,080
                    (Increase) in Accounts Receivable             (287,022)      (231,932)
                    (Increase) Decrease in Inventory               (85,490)       (42,974)
                    (Increase) Decrease in Prepaid Expenses         54,266        (32,027)
                    Increase in Accounts Payable                    83,526            369
                    Increase in Accrued Liabilities                157,601         66,092
                   Stock issued for service                         48,930          - 0 -
                                                                -----------     ----------
Net cash (used in) operating activities                           (386,061)       (19,884)

Cash flows from investing activities:
                    Sale of Headquarters Land and Building           - 0 -        260,000
                                                                ------------    ----------
                    Net cash from investing activities               - 0 -        260,000

Cash flows from financing activities:
                    Proceeds from issuance of notes payable        631,098        123,905
                    Repayment of notes payable, net                  - 0 -       (234,000)
                                                                --------------  ----------
        Net cash from (used in) financing activities               631,098       (110,095)
                                                                --------------  ----------
Net increase  in cash and cash equivalents                         245,037        130,021
Cash and cash equivalents at beginning of period                    90,581         38,247
                                                                --------------  ----------
Cash and cash equivalents at end of period                      $  335,618      $ 168,268
                                                                ==============  ==========


                  The accompanying notes are an integral part
                     of the condensed financial statements

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

     In April of 1996 the Company's shareholders approved the 1996 Stock Option Plan, which allows the board of directors to grant up to 3.0 million options. During fiscal 1999 and fiscal 1998, 120,000 and 500,000 options respectively, have been granted. All options granted in fiscal 1998 and 20,000 options granted in fiscal 1999 are exercisable ratably over a three-year period commencing with the grant date at an exercise price of $0.25 per share. The remaining options granted in fiscal 1999 were exercisable immediately at an exercise price of $0.50 per share.

     In September of 1997 and February of 1998, the Board of Directors reduced the exercise price on all options granted to Company Executives to $.25.

      The following is a summary of stock option transactions:

      Outstanding, July 1, 1999                 1,380,000
      Options granted                                   0
      Options exercised                                 0
      Options cancelled                          (283,332)
                                               -----------
      Outstanding, December 31, 1999            1,096,668
                                                ==========
      Exercisable, end of period                1,003,338
                                                ==========

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

     The Company has the option of redeeming the Series B Preferred shares at any time in cash, at 110% of the original face value of the Series B

     Preferred shares including accretion, or in the Company's common stock valued at the average closing bid price for the 30 days prior to the redemption at 120% of the original face value of the Series B Preferred shares including accretion. The Company is required to redeem the Series B Preferred stock on September 30, 2000. Accretion as of December 31, 1999 and June 30, 1999 was $288,360 and $224,280, respectively and is not reflected in the Company's balance sheets.

4. Warrants. The Company has issued warrants to purchase 3.4 million shares of common stock as of December 31, 1999. The warrants relate to grants made in connection with an equity issuance and various services rendered. The warrants can be exercised at prices ranging from $1.00 to $2.72 per share. Approximately 3.0 million warrants expire in July 2001.

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

                                        Medical        Steridyne
Six Months ended December 31, 1999   Technology, Inc.  Corporation   Corporate    Total
                                     ----------------  -----------   ---------    -----
Revenues                             $ 149,399         $ 2,024,699       - 0 -  $ 2,174,098
Operating (Loss)                      (270,681)            (55,378)   (143,695)    (469,754)
Net Interest                            29,399              38,324       - 0 -       67,723
Pre Tax (Loss)                        (300,080)            (93,702)   (143,695)    (537,477)
Net (Loss)                            (300,080)            (93,702)   (143,695)    (537,477)
Depreciation and amortization           23,108             156,497        - 0 -      179,605


                                        Medical        Steridyne
Six Months ended December 31, 1998   Technology, Inc.  Corporation   Corporate    Total
                                     ----------------  -----------   ---------    -----
Revenues                             1,566,587         $ 1,605,495       - 0 -  $ 3,172,082
Operating Income (Loss)                512,884            (184,400)   (161,669)    (166,815)
Net Interest                            15,124              61,927       9,256       86,307
Pre Tax Income (Loss)                  497,760            (246,327)   (170,925)      80,508
Net Income (Loss)                      497,760            (246,327)   (170,925)      80,508
Depreciation and amortization           30,928             143,542       - 0 -      140,080

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

Results of Operations

Comparison of Six-Month Periods Ended December 31, 1999 and 1998

Revenues for the first half of fiscal 2000 were $2,174,098 compared to $3,172,082 for the comparable period in fiscal 1999, or a decrease in sales of $997,984 or 32%. This decline results because the Company shipped over $1,400,000 of PhotoScreeners and accessories to a major national retail optical chain in the first half of fiscal 1999 with no comparable sales occurring in fiscal 2000. The Company shipped approximately $1.5 million of product to this customer throughout fiscal 1999. Revenues from sales of temperature taking devices for the first half of fiscal 2000 were up over 26% when compared to the comparable period of fiscal 1999, mainly due to increased sales to retail accounts. Gross profit for the first half of fiscal 2000 of $795,340 represents a decrease of 46% versus the comparable period in fiscal 1999 and is entirely due to the shortfall in sales of the PhotoScreener as overall margins are comparable between the two periods.

Operating expenses decreased by about 2% from $1,295,487 in the first six months of fiscal 1999 to $1,265,094 in the comparable period in fiscal 2000. This reduction is evident in several expense categories with the greatest savings in the employment areas. Interest expense of $67,723 for the first six months of fiscal 2000 decreased by $18,584 or 22% when you compare it to the first half of fiscal 1999, primarily as a result of converting over $822,000 of debt into common stock in October of 1999. The overall net loss for the first six months of fiscal 2000 was $537,477 versus a profit of $80,508 for fiscal 1999. This result is again evident due to the difference in sales of the PhotoScreener between the two periods.

Management has completed the process of consolidating all of its operations into a single location and cutting back on administrative staff in line with present sales levels. Management believes that actions taken to revise the Company's operating and financial requirements will provide the opportunity for the Company to realize a profit in the third quarter of fiscal 2000.

Information about the Company's Industry Segments is included in Note 5 to the Notes to Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

At December 31, 1999, the Company had cash of $335,618 and working capital of ($290,444) as compared to $90,581 and ($613,415) at June 30, 1999. This decrease in working capital deficit is mostly due to an increase in Steridyne's accounts receivables and increases in long-term borrowings to pay current liabilities. Included in long-term debt at June 30, 1999 was approximately $822,000 of notes, secured by certain assets of Steridyne Corporation, incurred to fund the Series A restructuring in October 1997 which were converted into 5,436,733 shares of Company common stock in October of 1999. As a result of repaying the $822,000 of secured notes with the Company's common stock, a significant amount of collateral is available for borrowing purposes. The Company entered into a loan agreement with an affiliate of the Chief Executive Officer to provide a $1,000,000 credit line for working capital needs of the Group.

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

The Chief Executive Officer and a former director personally signed a guarantee with a local bank to provide a $250,000 line of credit to the Company which terminates in December of 1999. The Company is in discussion with the bank regarding options available to the Company.

During the quarter ended December 31, 1999, the Company borrowed over $600,000 from an affiliate of the Chief Executive Officer and Chairman of the Company to support the working capital needs of the Consolidated Group. This loan is secured by certain assets of the Company and is guaranteed by the Company's subsidiaries. At December 31, 1999, $650,778 was outstanding and included in the balance sheet as of the same date.

For the past several years the Company has financed its operations primarily through private sales of securities and revenues from the sale of its products. Since June of 1993 the Company has received net proceeds of approximately $11.0 million from the private sale of securities and debt. The Company may raise additional capital through private and/or public sales of securities in the future.

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

(a)         Exhibits:
            --------

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

                                      AND
BY:                                         BY:
  /s/ Dennis A. Surovcik                       /s/ JEREMY P. FEAKINS
  -----------------------------                -------------------------
  Dennis A. Surovcik                           Jeremy P. Feakins
  Senior Vice President                        Chairman and
  and Chief Financial Officer                  Chief Executive Officer



Date: February 4, 2000.