Form 10QSB
period 2000-03-31
MEDICAL TECHNOLOGY & INNOVATIONS INC /FL/
filed 2000-05-09
CIK 847464

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 2000

[    ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
            EXCHANGE ACT

For the transition period from______________________to___________________

Commission File Number:  33-27610-A

                     MEDICAL TECHNOLOGY & INNOVATIONS, INC.
                   -----------------------------------------
        (Exact name of small business issuer as specified in its charter)

Florida                                                   65-2954561
---------------------------                           -------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                         Identification No.)

3725 Investment Lane, Riviera Beach, FL                     33404
----------------------------------------              -------------------
(Address of principal executive offices)                   (Zip Code)


                                 (561) 844-3486
                            ------------------------
                (Issuer's telephone number, including area code)



Transitional Small Business Disclosure Format (Check One): YES [ ] NO [X]

            As of March 31, 2000 34,175,851 shares of Common Stock, no par value, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

            Portions of the registrant's annual report filed with the Securities and Exchange Commission on Form 10- KSB, filed December 16, 1999.

                     MEDICAL TECHNOLOGY & INNOVATIONS, INC.

                                TABLE OF CONTENTS


PART I.                 FINANCIAL INFORMATION

Item 1.  Financial Statements
  Condensed Consolidated Balance Sheets
              March 31, 2000 (Unaudited) and June 30, 1999                      F-1

  Condensed Consolidated Income Statements
              For the Three and Nine Months ended
              March 31, 2000 and 1999 (Unaudited)                               F-2

  Consolidated Statements of Stockholders' Equity (Unaudited)                   F-3

  Condensed Consolidated Statements of Cash Flows
              For the Nine Months ended March 31, 2000 and 1999 (Unaudited)     F-4

  Notes to Condensed Consolidated Financial Statements                          F-5

Item 2.  Management's Discussion and Analysis or Plan of Operation              11

PART II.                OTHER INFORMATION

Item 1. Legal Proceedings                                                       13


Item 6. Exhibits and Reports on Form 8-K                                        13

SIGNATURES                                                                      15

                         PART I - FINANCIAL INFORMATION



               [The balance of this page intentionally left blank]

                     Medical Technology & Innovations, Inc.
                      Condensed Consolidated Balance Sheets
                        March 31, 2000 and June 30, 1999

          Assets

                                                                   March 31, 2000       June 30,
                                                                      (Unaudited)          1999
---------------------------------------------------------------------------------------------------
Current Assets
            Cash and cash equivalents                                   $131,525       $   90,581
            Accounts Receivable, less allowances of
              $12,631 and $21,174, respectively                          888,118          438,207
            Inventory                                                    532,170          513,358
            Prepaid Expenses                                             113,976           91,002
                                                                      ----------        ----------
            Total Current Assets                                       1,665,789        1,133,148
                                                                      ----------        ----------

Fixed Assets
            Land                                                         182,000          182,000
            Equipment, less accumulated depreciation
              of $598,162 and $494,006, respectively                     567,407          669,160
                                                                      ----------        ----------
            Fixed Assets, net                                            749,407          851,160

Other Assets
            Intangible and Other Assets                                1,953,129        2,134,155
                                                                      ----------        ----------

Total Assets                                                          $4,368,325       $4,118,463
                                                                      ==========        ==========


Liabilities and Stockholders' Equity
Current Liabilities
            Accounts Payable                                          $  567,091       $  908,139
            Accrued Liabilities
                   Payroll and payroll taxes                             137,098          180,472
                   Royalties                                             135,568          147,961
                   FMI Shared Income                                     160,745            - 0 -
                   Other                                                 129,009           94,155
            Current Maturities of Long-Term Debt                         428,713          415,836
                                                                      ----------        ----------
            Total Current Liabilities                                  1,558,224        1,746,563

Long-Term Debt, Net of Current Maturities                              1,412,788        1,321,158
                                                                       ---------        ----------

Total Liabilities                                                      2,971,012        3,067,721
                                                                       ---------        ----------

Stockholders' Equity
            Common Stock, no par value, authorized
                700,000,000 shares, outstanding 33,428,067
                and 27,548,334 shares, respectively                   11,061,623       10,190,092
            Series A Convertible Preferred Stock, $100
                par value, authorized 70,000 shares,
                outstanding nil                                            - 0 -            - 0 -
            Series B Convertible Preferred Stock,
                $100 par value, authorized 1000 shares,
                  266 shares outstanding                               1,596,000        1,596,000
             Preferred Stock, authorized 100,000,000 shares
                $1,000 par value, 12%, noncumulative,
                Outstanding 22.5 shares                                   22,500           22,500
            Treasury Stock, at cost (1,973,531 shares)                  (436,799)        (436,799)
            Accumulated Deficit                                      (10,846,011)     (10,321,051)
                                                                    ------------      ------------
            Total Stockholders' Equity                                 1,397,313        1,050,742
                                                                    ------------      ------------
Total Liabilities and Stockholders' Equity                         $   4,368,325     $  4,118,463
                                                                    ============      ============

               The accompanying notes are an integral part of the
                        condensed financial statements.

                     Medical Technology & Innovations, Inc.
                    Condensed Consolidated Income Statements
 For the Three Months and Nine Months Ended March 31, 2000 and 1999 (Unaudited)




                                                    Three Months Ended               Nine Months Ended
                                                        March 31,                         March 31,
                                                 2000              1999             2000             1999
                                             -----------       ----------       ----------       -----------
Revenues                                     $1,337,225        $1,090,965       $3,511,323       $4,263,047
Cost of Goods Sold                              768,487           691,750        2,147,245        2,401,530
                                             -----------       ----------       ----------       -----------
          Gross Profit                          568,738           399,215        1,364,078        1,861,517
                                             -----------       ----------       ----------       -----------
Operating Expenses
          Advertising                            14,362             4,900           25,073           21,063
          Selling, General,
          and Administrative                    502,392           721,783        1,756,775        2,000,107
                                             -----------       ----------       ----------       -----------
          Total Operating Expenses              516,754           726,683        1,781,848        2,022,170
                                             -----------       ----------       ----------       -----------
Income (Loss) from Operations                    51,984         (327,468)        (417,770)        (160,653)
          Interest expense, net                  39,467            48,083          107,190          134,390
                                             -----------       ----------       ----------       -----------
Net Income (Loss)                               $12,517        ($375,551)       ($524,960)       ($295,043)
                                             ===========       ==========       ==========       ===========

Net Income (Loss) per common share
           (basic and diluted)                   $ -  *          ($.015)*         ($.02) *         ($.014)*
                                             ===========       ==========       ==========       ===========


Weighted Average Outstanding Shares          30,172,666        27,016,345       30,172,666       27,016,345
                                             ===========       ==========       ==========       ===========


* Calculated including Series B Preferred Stock accretion of $32,040 for the three month and $96,120 for the nine month periods ended March 31, 2000.

                          The accompanying notes are an
              integral part of the condensed financial statements.

                     Medical Technology & Innovations, Inc.
                 Consolidated Statements of Stockholders' Equity
                               For the Years Ended


                                                            Series A     Series B
                                                            Convertible  Convertible                                     Total
                                   Common      Common       Preferred    Preferred    Preferred Treasury    Accumulated Stockholders
                                   Shares      Stock        Stock        Stock        Stock     Stock       Deficit      Equity
                                   ----------- -----------  -----------  -----------  --------- ----------  ----------- ------------
         Balance at June 30, 1997   16,730,729 $ 6,755,260  $ 4,407,810               $ 22,500  $(309,742)  $(8,183,060) $2,692,768
Net Loss                                                                                                     (1,487,364) (1,487,364)
Issuance of Common Stock               144,509      25,000                                                                   25,000
Stock Issued for Services            1,156,864     296,113                                                                  296,113
Conversion of Series A Preferred
    Stock into common stock          7,853,177   1,531,647   (1,531,647)
Conversion of subscribed Series A
 Preferred Stock into common stock     500,000      76,000      (76,000)
 Gain on Restructuring of Series A
    Preferred Stock                                948,163   (1,198,163)                                                   (250,000)
Issuance of Series B Preferred
                                                             (1,602,000)  1,602,000
                                   ----------- -----------  -----------  -----------  --------  ----------  -----------  -----------
In exchange for Series A Preferred
       Balance at June 30, 1998     26,385,279 $ 9,632,183         -0-   $ 1,602,000  $ 22,500  $(309,742) $(9,670,424)  $1,276,517
                                   ----------- -----------  -----------  -----------  --------  ----------  -----------  -----------

Purchase of Treasury Shares          (600,000)                                                                 (127,057)   (127,057)
Net Loss                                                                                                       (650,627)   (650,627)
Stock Issued for Services              983,974     172,409                                                                  172,409
Conversion of Series B Preferred
      Stock into common stock           54,081       6,000                  (6,000)
Conversion of Subordinated
      Notes into common stock          725,000     379,500                                                                  379,500
                                   ----------- -----------  -----------  -----------  --------  ----------  -----------  -----------
       Balance at June 30, 1999     27,548,334 $10,190,092         -0-  $ 1,596,000  $22,500    $(436,799) $(10,321,051) $1,050,742
                                   ----------- -----------  -----------  -----------  --------  ----------  -----------  -----------

Conversion of Debentures
       into common stock             5,436,733     822,601                                                                  822,601

Stock Issued for Services              443,000      48,930                                                                   48,930
Net Loss                                                                                                        (524,960)  (524,960)
                                   ----------- -----------  -----------  -----------  --------  ----------  -----------  -----------
      Balance at March 31, 2000     33,428,067 $11,061,623         -0-   $ 1,596,000  $ 22,500  $(436,799) $(10,846,011) $1,397,313
                                   =========== ===========  ===========  ============ ========  ==========  ============ ===========


                          The accompanying notes are an
              integral part of the condensed financial statements.

                     Medical Technology & Innovations, Inc.
          Condensed Consolidated Statements of Cash Flows (Unaudited)
               For the Nine Months Ended March 31, 2000 and 1999


                                                              Nine Months Ended March 31,
                                                                  2000              1999
                                                                  ----              ----
Cash flows from operating activities:
Net (Loss) Income                                             $  (524,960)      $  (295,043)
Adjustments to reconcile net loss to net cash used in
operating activities:
            Depreciation and Amortization                         282,779           249,115
            (Increase) in Accounts Receivable                    (449,911)         (150,557)
            (Increase) in Inventory                               (18,812)         (183,694)
            (Increase) in Prepaid Expenses                        (22,974)          (41,230)
            (Decrease) Increase in Accounts Payable              (341,048)            6,958
            Increase in Accrued Liabilities                       139,832           170,398
            Stock issued for service                               48,930            82,250
                                                              ------------      ------------
Net cash (used in) operating activities                          (886,164)         (161,803)

Cash flows from investing activities:
            Sale of Headquarters Land and Building                  - 0 -           260,000
                                                              ------------      ------------
            Net cash from investing activities                      - 0 -           260,000

Cash flows from financing activities:
            Proceeds from issuance of notes payable             1,000,000           125,297
            Repayment of notes payable, net                       (72,892)         (234,000)
                                                              ------------      ------------
Net cash from (used in) financing activities                      927,108          (108,703)
                                                              ------------      ------------
Net increase (Decrease) in cash and cash equivalents               40,944           (10,506)
Cash and cash equivalents at beginning of period                   90,581            38,247
                                                              ------------      ------------
Cash and cash equivalents at end of period                    $   131,525       $    27,741
                                                              ===========       ============

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

          The following is a summary of stock option transactions:



          Outstanding, July 1, 1999          1,380,000
          Options granted                            0
          Options exercised                          0
          Options cancelled                   (283,332)
                                             ----------
          Outstanding, December 31, 1999     1,096,668
                                             ----------
          Exercisable, end of period         1,003,338
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


          The Company has the option of redeeming the Series B Preferred shares at any time in cash, at 110% of the original face value of the Series B Preferred shares including accretion, or in the Company's common stock valued at the average closing bid price for the 30 days prior to the redemption at 120% of the original face value of the Series B Preferred shares including accretion. The Company is required to redeem the Series B Preferred stock on September 30, 2000. Accretion as of March 31, 2000 and June 30, 1999 was $320,400 and $224,280,
          respectively and is not reflected in the Company's balance sheets.


4. Warrants. The Company has issued warrants to purchase 3.4 million shares of common stock as of March 31, 2000. The warrants relate to grants made in connection with an equity issuance and various services rendered. The warrants can be exercised at prices ranging from $1.00 to $2.72 per share. Approximately 3.0 million warrants expire in July 2001.


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


                                                        Medical       Steridyne
                Nine Months ended March 31, 2000   Technology, Inc.  Corporation  Corporate      Total
                                                   ----------------  -----------  ---------     -----------
Revenues                                           $     278,848     $ 3,232,475  $   -  0 -    $ 3,511,323
Operating Income (Loss)                                 (320,805)         87,730    (184,695)      (417,770)
Net Interest                                              54,025          53,165       - 0 -        107,190
Pre Tax Income (Loss)                                   (374,830)         34,565    (184,695)      (524,960)
Net Income (Loss)                                       (374,830)         34,565    (184,695)      (524,960)
Depreciation and amortization                             45,503         237,276       - 0 -        282,779

                                                        Medical      Steridyne
                Nine Months ended March 31, 1999   Technology, Inc.  Corporation  Corporate      Total
                                                   ----------------  -----------  ---------     -----------
Revenues                                           $  1,887,159      $ 2,375,888  $   - 0 -     $ 4,263,047
Operating Income (Loss)                                 330,194         (204,051)  (286,796)      (160,653)
Net Interest                                             20,021           97,764     16,607        134,390
Pre Tax Income (Loss)                                   310,175         (301,815)  (303,403)      (295,043)
Net Income (Loss)                                       310,175         (301,815)  (303,403)      (295,043)
Depreciation and amortization                            38,571          210,544      - 0 -        249,115





6. Litigation. On February 15, 2000 the Company filed a lawsuit in the Common Pleas court of Dauphin County, Pennsylvania against LensCrafters, Inc. (LensCrafters) and its parent, Luxottica Group S.P.A. (Luxottica). The Company entered into a business relationship with LensCrafters to provide more than 600 of its PhotoScreener devices for use in the retail facilities of LensCrafters. In a written agreement dated August 25, 1998, LensCrafters committed that it would conduct a national marketing campaign in excess of $5 million to promote vision screening through the PhotoScreener. As part of that transaction, LensCrafters insisted on obtaining the right to purchase up to 1.2 million shares of the Company's stock because both LensCrafters and the Company believed that the introduction of the PhotoScreener in LensCrafters' retail facilities would greatly benefit the Company. The company's complaint provides that the Company delivered the PhotoScreeners to LensCrafters, but LensCrafters has failed to meet its promotional and marketing commitments. LensCrafters has not proceeded with the national promotional campaign, nor has it distributed the PhotoScreener units to its retail stores. The complaint asserts that Luxottica, which owns LensCrafters, has directed LensCrafters to break its agreement with the Company. The complaint seeks substantial monetary damages from both Luxottica and LensCrafters. It asserts legal claims for breach of contract by LensCrafters, for misrepresentation and fraud by LensCrafters, and for intentional interference with contract by Luxottica. LensCrafters has removed the case to Federal Court, where it is now pending. LensCrafters also moved to refer the case to arbitration. Luxottica has filed a challenge to the jurisdiction of the Court. The Company vigorously contests both motions.

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

Results of Operations

Comparison of Nine-Month Periods Ended March 31, 2000 and 1999

Revenues for the three months, ending March 31, 2000, were $1,337,225 compared to $1,090,965 for the comparable period in fiscal 1999, or a increase in sales of $246,260 or 23%. Revenues for Steridyne Corporation for the comparable periods were $1,207,776 or a increase of $437,383 or 56%. Revenues for the nine months of fiscal 2000 were $3,511,323 compared to $4,263,047 for the comparable period in fiscal 1999, or a decrease in sales of $751,724 or 18%. This decline results because the Company shipped over $1,400,000 of PhotoScreeners and accessories to a major national retail optical chain in the first half of fiscal 1999 with no comparable sales occurring in fiscal 2000. The Company shipped approximately $1.5 million of product to this customer throughout fiscal 1999. Revenues from sales of temperature taking devices for the nine months of fiscal 2000 were up over 36% when compared to the comparable period of fiscal 1999, mainly due to increased sales to retail accounts. Gross profit for the nine months of fiscal 2000 of $1,364,078 represents a decrease of 27% versus the comparable period in fiscal 1999 and is entirely due to the shortfall in sales of the PhotoScreener as overall margins are comparable between the two periods.


Operating expenses decreased by about 12% from $2,022,170 in the first nine months of fiscal 1999 to $1,781,848 in the comparable period in fiscal 2000. This reduction is evident in several expense categories with the greatest savings in the employment areas. Interest expense of $107,190 for the first nine months of fiscal 2000 decreased by $27,200 or 20% when you compare it to the nine months of fiscal 1999, primarily as a result of converting over $822,000 of debt into common stock in October of 1999. The overall net loss for the first nine months of fiscal 2000 was $524,960 versus a loss of $295,043 for fiscal 1999. This result is again evident due to the difference in sales of the PhotoScreener between the two periods.

Management has completed the process of consolidating all of its operations into a single location and cutting back on administrative staff in line with present sales levels. Management believes that actions taken to revise the Company's operating and financial requirements will provide the opportunity for the Company to improve performance in the future.

Information about the Company's Industry Segments is included in Note 5 to the Notes to Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

At March 31, 2000, the Company had cash of $131,525 and working capital of $107,565 as compared to $90,581 and ($613,415) at June 30, 1999. This decrease in working capital deficit is mostly due to increases in long-term borrowings to pay current liabilities. Included in long-term debt at June 30, 1999 was approximately $822,000 of notes, secured by certain assets of Steridyne Corporation, incurred to fund the Series A restructuring in October 1997 which were converted into 5,436,733 shares of Company common stock in October of 1999. As a result of converting the $822,000 of secured notes into the Company's common stock, a significant amount of collateral is available for borrowing purposes. The Company entered into a loan agreement with an affiliate of the Chief Executive Officer to provide a $1,000,000 loan for working capital needs of the Group which is discussed further below.

The Chief Executive Officer personally signed a guarantee with a local bank to provide a $250,000 line of credit for the Company, as of March 31, 2000 $235,000 was outstanding under this line of credit.

During the quarter ended March 31, 2000, the Company borrowed over $1,000,000 from an affiliate of the Chief Executive Officer and Chairman of the Company to support the working capital needs of the Consolidated Group. This loan is secured by substantially all of the assets of the Company and is guaranteed by the Company's subsidiaries. At March 31, 2000, $1,000,000 was outstanding and included in the balance sheet as of the same date. The interest rate for the loan is a fixed rate of twelve percent (12%) per annum.

During the first eighteen (18) months of the loan the Company will pay only interest monthly. During the remaining forty-two months (42) of loan the Company will pay principal, amortized over twenty years, and interest monthly, commencing on the first day of the nineteenth month and continuing on for forty-two months there after. At any time, at the option of the lender, the outstanding principal plus accrued and unpaid interest and expenses due may be paid in an amount of common stock of the borrower at the rate of one share for every four cents owed to the lender (the "Conversion Rate"). The Conversion Rate had been determined at the time of negotiations, based upon the previous sixty day average closing per share of the Company's common stock as quoted on the Over-The-Counter Bulletin Board. The Conversion Rate will be adjusted for all stock splits subsequent to the loan agreement. In the event the conversion occurs it would change the ownership of the Company.

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

                           PART II. OTHER INFORMATION
Item 1. Legal Proceedings

             Litigation - On February 15, 2000 the Company filed a lawsuit in the Common Pleas court of Dauphin County, Pennsylvania against LensCrafters, Inc. (LensCrafters) and its parent, Luxottica Group S.P.A. (Luxottica). The Company entered into a business relationship with LensCrafters to provide more than 600 of its PhotoScreener devices for use in the retail facilities of LensCrafters. In a written agreement dated August 25, 1998, LensCrafters committed that it would conduct a national marketing campaign in excess of $5 million to promote vision screening through the PhotoScreener. As part of the transaction, LensCrafters insisted on obtaining the right to purchase up to 1.2 million shares of the Company's stock because both LensCrafters and the Company believed that the introduction of the PhotoScreener in LensCrafters' retail facilities would greatly benefit the Company. The Company's complaint provides that the Company delivered the PhotoScreeners to LensCrafters, but LensCrafters has failed to meet its promotional and marketing commitments. LensCrafters has not proceeded with the national promotional campaign, nor has it distributed the PhotoScreener units to its retail stores. The complaint asserts that Luxottica, which owns LensCrafters, has directed LensCrafters to break its agreement with the Company. The Complaint seeks substantial monetary damages from Luxottica and LensCrafters. It asserts legal claims for breach of contract by LensCrafters, for misrepresentation and fraud by LensCrafters, and for intentional interference with contract by Luxottica. LensCrafters has removed the case to Federal Court, where it is now pending. LensCrafters also moved to refer the case to arbitration. Luxottica has filed a challenge to the jurisdiction of the Court. The Company vigorously contest both motions.

Item 6. Exhibits and Reports on Form 8-K


    (a)        Exhibits:
               --------


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


10.4 SouthStar Productions, Inc. Stock Purchase Plan 1995a (Financial Public Relations Consulting Agreement) [Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (File No. 33-27610-A), filed August 23, 1995]


10.5 Medical Technology & Innovations, Inc. 1996b Stock Purchase Plan (Consulting Agreement) [Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (File No. 33-27610-A), filed April 22, 1996]


10.6 Form of Employment Agreement, Covenant not to Compete, and Stock Option Agreement between the Company and key employees. [Incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-KSB (File No. 33-27610-A), filed September 30, 1996]


10.7 Purchase Agreement dated January 31, 1996 between the Company and Glenn and Ruth Schultz. [Incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-KSB (File No. 33-27610-A), filed September 30, 1996]

9.8 Purchase Agreement dated March 8, 1999 between Medical Technology & Innovations, Inc., Steridyne Corporation and Florida Medical Industries, Inc.

16.1 Letter on change in certifying accountant [Incorporated by reference to the Company's Current Report on Form 8-K for an event on April 26, 1996]

21.0 Subsidiaries of the Company.

               Medical Technology, Inc., an Iowa corporation

               Steridyne Corporation, a Florida corporation


27.1 *Financial Data Schedules
-------------------------
(*Filed herewith)

(b)         Reports on Form 8-K.

            No reports on Form 8-K were filed during the quarterly period covered by this report.

                                   Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


BY:                                AND     BY:
   /s/ Albert G. Dugan                           /s/ Jeremy P. Feakins
   -----------------------                      ------------------------------
   Albert G. Dugan                              Jeremy P. Feakins
   Chief Account Officer                        Chairman and
                                                Chief Executive Officer



Date: April 28, 2000.