Form 10KSB
period 2000-06-30
MEDICAL TECHNOLOGY & INNOVATIONS INC /FL/
filed 2000-09-28
CIK 847464

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-KSB

(Mark One)


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

      For the fiscal year ended June 30, 2000


[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

For the transition period from               to
                              ---------------     ----------

Commission File Number:  33-27610-A

                     MEDICAL TECHNOLOGY & INNOVATIONS, INC.
        (Exact name of small business issuer as specified in its charter)


Florida                                                     65-2954561
---------------------------                     -------------------------------
 (State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)                         Identification No.)

3725 Investment Lane, Riviera Beach, FL                     33404
-----------------------------------------         --------------------------
(Address of principal executive offices)                    (Zip Code)


                                 (561) 844-3486
                (Issuer's telephone number, including area code)



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

      YES [X]        No [  ]

      Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

      The issuer's revenues for its most recent fiscal year were $4,607,945.

     The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold or the average bid and asked prices of such stock as of September 20, 2000 was approximately $3,997,027.

      As of June 30, 2000 34,017,248 shares of Common Stock, no par value, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None

Transitional Small Business Disclosure Format (Check One):  Yes [  ]  No [X]

[GRAPHIC?OMITTED]

                                     PART I

Item 1.  Description of Business

General

Medical Technology & Innovations, Inc., f/k/a SouthStar Productions, Inc. (the "Company") was incorporated in the state of Florida in January 1989. The Company operates through its wholly- owned subsidiary, Medical Technology, Inc. ("MTI"). MTI was incorporated in the state of Iowa in April 1993.

The Company acquired control of MTI in October of 1995 under the terms of a Share Exchange Plan ("the Plan") with SouthStar Productions, Inc. ("SouthStar").

The  Company  manufactures  and  distributes  the  PhotoScreener,   which  is  a
specialized Polaroid-type instant film camera designed to detect conditions that lead to amblyopia ("lazy eye") and other eye disorders.

On August 1, 1996 the Company acquired the net assets of Steridyne Corporation, a Florida Corporation ("Steridyne"). Steridyne is a manufacturer and distributor of thermometer sheaths, probe covers, and anti-decubitus gel cushions. Steridyne also distributes both glass and digital thermometers.

Effective April 1, 1999 the Company acquired certain key operating assets of the thermometer business of Florida Medical Corporation ("Florida Medical"), a former manufacturer of glass thermometers and distributor of digital thermometers. Florida Medical has been in business for over twenty years and brings a substantial customer base in the retail market. The purchase requires that both Companies equally split the profit for the next several years. No up front cash or stock was required to be issued as part of the purchase price.

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

Steridyne has two extensive wound management product lines in the home healthcare market: Zero- GO and SofSeatO, a range of gel flotation cushions offering full support at economical price levels.

Certain geographic segment information is described in Note 16 to the Company's financial statements included as Item 7 of this Form 10-KSB.

Marketing and Distribution

The Company markets the PhotoScreener domestically and internationally through a combination of direct sales representatives and independent distributors. The Company markets the PhotoScreener to pediatricians, public health and education departments, preschools, day care centers, family and general physicians, eye doctors, hospitals, volunteer organizations, managed care and health maintenance organizations, and national eye care chains.

Steridyne  products  are  distributed   through  an  authorized  dealer  network
utilizing sales representatives throughout the nation. There are three divisions: professional (ethical), home healthcare and retail. The independent sales representatives are directed by a sales executive of Steridyne.

Competition

The vision screening business has attracted several companies, both domestic and foreign. Although other vision screening devices currently exist and are on the market, the Company believes the PhotoScreener has competitive advantages over all other such devices. These advantages include instant film capability, relatively low cost, portability, and ease of interpretation and use.

The Company's temperature taking and wound management products operate in a highly competitive retail market in which the Company has a minor share. The business is split about 50 percent retail and 50 percent in the clinical area where it is estimated that it has about 25% of the U.S. market.

Although the Company believes its products have advantages over competing products, no assurances can be made that current competitors or new entrants into the market will not develop more competitive products. Such potential competitors would most likely have considerably more financial resources than the Company.

Patents and Trademarks

In 1993, the Company obtained rights to U.S. Patent No. 4,989,968 for a photoscreening camera system, which is now known as the PhotoScreener. The above patent was initially granted to Dr. Howard Freedman and subsequently assigned to the Company. The Company has filed patent applications in Canada, Europe, and Japan.

As a result of the acquisition of Steridyne in August 1996, the Company has obtained rights to patents No. 4672700, No. 4753705, No. 4967758, No. 4614442, and No. 4593699,
covering thermometer sheaths and probe covers, decubitus cushions and disposable liners for blood pressure cuffs. Steridyne's trademarks include Steritemp, Zero-G, Dr. T.Rex and Sofseat.

As part of the acquisition of Florida Medical, the Company obtained the right to use the trademarks RECOVER and TEMCOM with devices for taking temperatures including glass and digital thermometers.

Government Regulation

Certain aspects of the Company's business, principally the manufacture and sale of the PhotoScreener and the Steridyne products are subject to regulation by the U.S. Food and Drug Administration (FDA) as a medical device. The Company has received a 510(k) clearance to market the PhotoScreener and all of the Steridyne products with the exception of the gel floatation cushions and sheaths which only require listing with the FDA and that has been accomplished. The Company believes that it has completed all necessary governmental processes to market the PhotoScreener. However, if the FDA should determine the Company has not complied with its regulations, the FDA has the authority to order the Company to cease production of its products and recall products already sold.

Employees

As of June 30, 2000 and 1999, the Company employed 29 and 38 full-time employees, respectively. None of the Company's employees are represented by a labor union, and the Company considers its employee relations to be good.

Item 2. Description of Properties

The Company's principal executive and administrative offices are located in Riviera Beach, Florida. The Company's manufacturing and distribution functions for Steridyne Corporation and MTI are also conducted at this facility. The facility is subject to a mortgage of approximately $219,000. The Company believes that its properties are well maintained, and its manufacturing equipment is in good operating condition and sufficient for current production.

Item 3. Legal Proceedings

In November 1997 the Company initiated a lawsuit against Faisal Finance (Switzerland) S.A. to recover damages related to restructuring the conversion rights of its Series A Preferred Convertible shares and associated financial transactions. That action was filed in Pennsylvania and subsequently Faisal Finance challenged the jurisdiction of the court and filed an action against the Company in Florida. The Company then joined the two actions in Florida.

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

On February 15, 2000 the Company filed a lawsuit in the Common Pleas court of Dauphin County, Pennsylvania against LensCrafters, Inc. (LensCrafters) and its parent, Luxottica Group S.P.A. (Luxottica). The Company entered into a business relationship with LensCrafters to provide more than 600 of its PhotoScreener devices for use in the retail facilities of LensCrafters. In a written agreement dated August 25, 1998, LensCrafters committed that it would conduct a national marketing campaign in excess of $5 million to promote vision screening through the PhotoScreener. As part of that transaction, LenCrafters insisted on obtaining the right to purchase up to 1.2 million shares of the Company's stock because both LensCrafters and the Company believed that the introduction of the PhotoScreener in LensCrafters' retail facilities would greatly benefit the Company. The Company's complaint provides that the Company delivered the PhotoScreeners to LensCrafters, but LensCrafters has failed to meet its promotional and marketing commitments. LensCrafters has not proceeded with the national promotional campaign, nor has it distributed the PhotoScreener units to its retail stores. The Complaint asserts that Luxottica, which owns LensCrafters, has directed LensCrafters to break its agreement with the Company. The complaint seeks substantial monetary damages from both Luxottica and LensCrafters. It asserts legal claims for breach of contract by LensCrafters, for misrepresentation and fraud by LensCrafters, and for intentional interference with contract by Luxottica. LensCrafters has removed the case to Federal Court, where it is now pending. LensCrafters also moved to refer the case to arbitration. Luxottica has filed a challenge to the jurisdiction of the Court. The Company vigorously contests both motions. A decision on these motions is expected in the near future.

As of January 1, 2000 the Company entered into an Agreement with a company affiliated with the Chairman and Chief Executive Officer to provide litigation management services with regards to the proceedings against LensCrafters et al. This company is paying or advancing all attorney's fees and other litigation costs and expenses incurred by the Company to pursue this litigation against Lenscrafters et al. Assuming that the Company is successful in receiving a judgment or award or settlement from this litigation, all litigation cost and expenses paid will be reimbursed and 10% of the gross judgment, award or settlement will be paid to the company affiliated with the Chairman and Chief Executive Officer. No costs or expenses will be due in the event the litigation is unsuccessful.

MTI, the Company and Steridyne are also parties to other pending legal proceedings in the ordinary course of their business. The Company does not expect these legal proceedings to have a material adverse effect on the Company's financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders

The following items were considered and acted upon at the Company's 1999 annual meeting of stockholders which was held April 28, 2000:

1. The following directors were elected, along with his respective votes received:

Director               Term       Votes For     Votes Against      Votes Abstain
-------------------    -------    ----------    -------------    ---------------
Joseph Del Vecchio     3 yr.      16,794,941           0                306,710
Mathew Crimmins        3 yr.      16,794,941           0                306,710

2. Simon Lever & Company was ratified as the independent certified public accountants by a vote of 17,044,891 in favor, 49,700 votes against and 7,060 abstain votes.

                                     PART II

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

Quarter Ending         High      Low     Quarter Ending       High       Low

September 30, 1999     $ .18     $ .06   September 30, 1998   $.27      $.25
December 31, 1999        .09       .03   December 31, 1998     .20       .08
March 31, 2000           .48       .04   March 31, 1999        .18       .15
June 30, 2000            .27       .09   June 30, 1999         .15       .15

As of June 30, 2000, there were approximately 679 recordholders of common stock. Such amounts do not include common stock held in "nominee" or "street" name.

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

Results of Operations

Fiscal Year Ended June 30, 2000 as Compared to June 30, 1999

Revenues for the fiscal year 2000 were $4,607,945, compared to $5,443,604 for the comparable period in fiscal 1999, or a decrease of $835,659 or 15%. Revenues for Steridyne Corporation were $4,151,177 compared to $3,442,747 for an increase of $708,430 or 21% mainly due to the inclusion of the Florida Medical thermometers customers for a full twelve months. Revenues for Medical Technology were $456,768 compared to $2,000,857 for a decrease of $1,544,089 or 77%. This decline resulted because the Company shipped over $1,500,000 of PhotoScreeners and accessories to LensCrafters in the fiscal year 1999 with no comparable sales occurring in fiscal 2000. Management is currently completing negotiations on several supply contracts which would effectively increase Photoscreener sales to core levels achieved prior to the fulfillment of the Lenscrafter offer.

Gross profit for the fiscal year 2000 of $1,844,784, compared to $2,228,357 for the comparable period in fiscal 1999, or a decrease of $383,573 or 17% and is entirely due to the shortfall in sales of the PhotoScreener, offset by improved margins in the Steridyne line of products. The Steridyne Product group has now been profitable for the past several months and the Photoscreener Product group is now profitable based upon the present level of business. The Company has recently announced its acquisition of the manufacturing and distribution rights to a state of the art urological device for female patients. It is expected that this new product will further help to bolster revenues and profit margins for the Company.

Operating expenses during the fiscal year 2000 were $2,591,342, compared to $2,692,684 for fiscal 1999, or a decrease $101,342, or 4%. Management expects to see further reductions in operating expenses as we see a full year effect of the cutbacks made in corporate salaries, services and facility costs as part of the recently completed reorganization. Interest expense of $236,306 for fiscal 2000 increased by $50,006 or 26% versus fiscal 1999.

Information about the Company's Industry Segments is included in Note 16 to the Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

At June 30, 2000, the Company had cash of $161,018 and working capital of ($176,251) as compared to $90,581 and ($613,415) at June 30, 1999. The increase in the working capital is mostly due to the decrease of $459,984 of accounts payable, as a result of the $1,000,000 financing closed in January 2000.

During the quarter ending March 31, 2000, the Company borrowed over $1,000,000 from an affiliate of the Chief Executive Officer and Chairman of the Company to support the working capital needs of the Company. This loan is secured by substantially all of the assets of the Company and is guaranteed by the Company's subsidiaries. At June 30, 2000, $1,090,999 was outstanding and included in the balance sheet as of the same date. The interest rate for the loan is a fixed rate of twelve percent (12%) per annum, however, interest may be added to the loan principal at two times the interest payment due at the option of the Company with the written consent of the lender. During the first eighteen months of the loan the Company will pay only interest monthly. During the remaining forty-two (42) months of the loan the Company will pay principal, amortized over twenty years, and interest monthly, commencing on the first day of the nineteenth month and continuing on for forty-two months thereafter. The balance of the loan is due in full at the end of sixty months. At any time, at the option of the lender, the outstanding principal plus accrued and unpaid interest and expenses due may be paid in an amount of common stock of the Company at the rate of one share for every four cents owed to the lender (the "Conversion Rate"). The Conversion Rate had been determined at the time of the negotiations, based upon the previous sixty day average closing price per share of the Company's common stock as quoted on the Over-The-Counter Bulletin Board. The Conversion Rate will be adjusted for all stock splits subsequent to the loan agreement. In the event the conversion occurs it would change the ownership of the Company significantly.

The Chief Executive Officer and a former Director of the Company personally signed a guarantee with a local bank to provide a $250,000 line of credit to the Company, which terminated in February of 2000. Both individuals were granted options to acquire 50,000 shares of the Company's common stock at an exercise price of $0.50 per share. The Chief Executive Officer pledged a $235,000 Certificate of Deposit to the local bank who provided the line of credit to the Company. As a result, the bank released the former Director as guarantor of the borrowing facility. The Company continues to make interest payments on the line of credit. In consideration the Chief Executive Officer was granted options to acquire 100,000 shares of the Company's common stock at an exercise price of $0.25 per share.

Management has completed the process of consolidating its operations into a single location and cutting back on administrative staff in line with present sales levels. The reorganization has been completed as of March 31, 2000.

In September of 1997 the Company reached an agreement with the holders of the Series A Preferred shares issued in July of 1996 to amend certain terms and conditions of the issue subject to the Company completing the required financing. All Series A Preferred shareholders were given the choice of electing ("Option 1") a cash payment of $3,800 per share or ("Option 2") 10,000 shares of the Company's common stock and a new Series B Preferred share with a $6,000 face in exchange for 1 share of the original Series A Preferred. All Series A Preferred shareholders also had the exercise price reduced on all warrants applicable to tendered Series A Preferred Shares from $2.72 to $1.00. The new Series B Preferred Stock was convertible into common stock of the Company from October 1, 1998 at a fixed price of $1.00. Conversion is limited to 10% of the holding for the first four months following October 1, 1998 then it is increased to 20% per month thereafter. The Series B Preferred stock can be redeemed by the Company at any time in cash at 110% of the face value or in common stock at 120% of the face value, with mandatory redemption required by September 30, 2000. Management is in the process of making a proposal to redeem all Series B Preferred Stock with a new Series C Preferred Stock or cash in lieu of converting the entire issue into shares of the Company's Common stock. The Company believes that the issuance of additional common shares at this time is not in the best interest of all shareholders. Management expects that the provisions of this restructuring will be agreed between the parties within the next few months.

For the past several years the Company has financed a portion of its operations through private sales of securities and revenues from the sale of its products. Since June of 1993 the Company has received net proceeds of approximately $11.0 million from the private sale of securities and debt. The Company may raise additional capital through private and/or public sales of securities in the future.

As of January 1, 2000 the Company entered into an Agreement with a company affiliated with the Chairman and Chief Executive Officer to provide litigation management services with regards to the proceedings against LensCrafters et al. This company is paying or advancing all attorney's fees and other litigation costs and expenses incurred by the Company to pursue this litigation against Lenscrafters et al. Assuming that the Company is successful in receiving a judgment or award or settlement from this litigation, all litigation cost and expenses paid will be reimbursed and 10% of the gross judgment, award or settlement will be paid to the company affiliated with the Chairman and Chief Executive Officer. No costs or expenses will be due in the event the litigation is unsuccessful.

Year 2000 Compliance

The Company was aware of the issues associated with the programming code in existing computer systems as the millennium (Year 2000) approached. All software used for the Company systems has been supplied by software vendors or outside service providers. The Company has confirmed with such providers that its present software is Year 2000 compliant.

The Company believes, after investigation, that all software and hardware products that it is currently in the process of developing (directly or through vendors) are Year 2000 compliant. The Company believes, after investigation, that its own software operating systems are Year 2000 compliant and in fact, has experienced no Year 2000 problems since January 1, 2000. Further the Company has experienced no difficulties or adverse effects due to untimely conversion or failure to convert by any other company upon which it relies.

The Company believes that it has disclosed all required information relative to Year 2000 issues relating to its business and operations.

Item 7.  Financial Statements

Index to Consolidated Financial Statements:
                                                                            Page

Report of independent auditors for the years ended June 30, 2000 and 1999   F-1

Consolidated balance sheets as of June 30, 2000 and 1999                    F-2

Consolidated income statements for the years ended
      June 30, 2000 and 1999                                                F-3

Consolidated statements of stockholders' equity for the years ended
      June 30, 2000 and 1999                                                F-4

Consolidated statements of cash flows for the years ended
      June 30, 2000 and 1999                                                F-5

Notes to consolidated financial statements                                  F-6

INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Medical Technology & Innovations, Inc.
Riviera Beach, Florida

      We have audited the accompanying consolidated balance sheets of Medical Technology & Innovations, Inc. and subsidiaries as of June 30, 2000 and 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medical Technology & Innovations, Inc. and subsidiaries as of June 30, 2000 and 1999, and consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with generally accepted accounting principles.




/s/    SIMON LEVER & COMPANY




Lancaster, Pennsylvania
September 25, 2000




                                       F-1

                     Medical Technology & Innovations, Inc.
                           Consolidated Balance Sheets
                                     June 30
               Assets

                                                                              2000                    1999
                                                                         ------------               -----------
Current Assets:
           Cash and Equivalents                                           $  161,018                $   90,581
           Accounts Receivable, less allowances of
              $30,030 and $21,174, respectively                              572,160                   438,207
           Inventory                                                         542,892                   513,358
           Prepaid Expenses                                                   46,696                    91,002
                                                                        ------------                ----------
           Total Current Assets                                            1,322,766                 1,133,148
                                                                          ----------                ----------
Fixed Assets:
           Land                                                              182,000                  182,000
           Property & Equipment                                            1,153,512                 1,163,166
           Less accumulated depreciation                                   (623,897)                 (494,006)
                                                                           ---------                 ---------
           Fixed Assets, net                                                 711,615                   851,160
                                                                          ----------                ----------
Other Assets:
           Intangible Assets                                               1,897,120                 2,134,155
                                                                           ---------                 ---------

Total Assets                                                              $3,931,501                $4,118,463
                                                                          ==========                ==========

               Liabilities and Stockholders' Equity
Current Liabilities:
           Accounts Payable                                               $  448,155                  $908,139
           Accrued Liabilities
                 Payroll and payroll taxes                                   189,303                   180,472
                 Royalties                                                   185,130                   147,961
           Other                                                             188,678                    94,155
           Current Maturities of Long-Term Debt                              487,751                   415,836
                                                                          ----------                 ---------
           Total Current Liabilities                                       1,499,017                 1,746,563

Long-Term Debt, Net of Current Maturities                                  1,432,681                 1,321,158
                                                                           ---------                 ---------
Total Liabilities                                                          2,931,698                 3,067,721
                                                                           ---------                 ---------
Stockholders' Equity
           Common Stock, no par value, authorized
               700,000,000 shares, outstanding 34,017,248
               and 27,548,334 shares, respectively                        11,122,017                10,190,092
           Series A Convertible Preferred Stock, $100
               par value, authorized 70,000 shares,
               outstanding nil shares                                          - 0 -                     - 0 -
           Series B Convertible Preferred Stock,
              $100 par value, authorized 1000 shares,
              outstanding 266 shares                                       1,596,000                 1,596,000
            Preferred Stock, authorized 100,000,000 shares
              $1,000 par value, 12%, noncumulative,
              outstanding 22.5 shares                                         22,500                    22,500
           Treasury Stock, at cost (1,973,531 shares)                      (436,799)                  (436,799)
           Accumulated Deficit                                          (11,303,915)               (10,321,051)
                                                                        ------------               ------------
           Total Stockholders' Equity                                        999,803                  1,050,742
                                                                      --------------              -------------
Total Liabilities and Stockholders' Equity                            $    3,931,501                $ 4,118,463
                                                                      ==============                ===========

    The accompanying notes are an integral part of the financial statements.
                                       F-2

                     Medical Technology & Innovations, Inc.
                         Consolidated Income Statements
                           For the Years Ended June 30




                                                          2000                  1999
                                                          ------                 ----
Revenues                                                   $4,607,945            $5,443,604
Cost of Goods Sold                                         2,763,161              3,215,247
                                                          -----------           -----------

          Gross Profit                                      1,844,784             2,228,357
                                                          -----------
Operating Expenses
          Advertising                                          31,551                 7,764
          Selling, General,
            and Administrative                              2,559,791             2,684,920
                                                           ----------
          Total Operating Expenses                          2,591,342             2,692,684
                                                           ----------
(Loss) from Operations                                      (746,558)             (464,327)
          Interest Expense, Net                               236,306               186,300
                                                          -----------
Net (Loss) from Operations                                ($ 982,864)            ($650,627)
                                                          ===========            ==========

Net (Loss) per common share                                   ($.035)              ($.029)
                                                          ===========
          (basic and diluted)(*)

Weighted Average Outstanding Shares                        31,795,545           27,087,143
                                                           ==========           ==========









(*) Calculated including Series B Preferred Stock accretion of $127,680 and $128,160 for the fiscal years ended June 30, 2000 and 1999; respectively.

                 The accompanying notes are an integral part of
                           the financial statements.

                     Medical Technology & Innovations, Inc.
                 Consolidated Statements of Stockholders' Equity
                               For the Years Ended


                                                         Series A      Series B
                                                         Convertible   Convertible                                      Total
                                Common         Common    Preferred     Preferred  Preferred   Treasury  Accumulated  Stockholders'
                                Shares         Stock     Stock         Stock       Stock      Stock       Deficit       Equity
                                ----------  ----------- -------------  ---------- -------- ----------- ------------  ------------
Balance at June 30, 1997        16,730,729   $6,755,260    $4,407,810              $22,500  ($309,742) ($8,183,060)    $2,692,768

Net Loss                                                                                                (1,487,364)   (1,487,364)
Issuance of Common Stock           144,509       25,000                                                                    25,000
Stock Issued for Services        1,156,864      296,113                                                                   296,113
Conversion of Series A
Preferred  Stock into common
stock                            7,853,177    1,531,647   (1,531,647)
Conversion of subscribed
Series A Preferred Stock into
common stock                       500,000       76,000      (76,000)
Gain on Restructuring of
  Series A Preferred Stock                      948,163   (1,198,163)                                                   (250,000)
Issuance of Series B Preferred
   In exchange for Series A
   Preferred                                              (1,602,000)   1,602,000
                                ----------  ----------- -------------  ---------- -------- ----------- ------------  ------------
Balance at June 30, 1998        26,385,279   $9,632,183  $      - 0 -  $1,602,000  $22,500  ($309,742) ($9,670,424)    $1,276,517

Purchase of Treasury Shares      (600,000)                                                   (127,057)                  (127,057)
Net Loss                                                                                                  (650,627)     (650,627)
Stock Issued for Services          983,974      172,409                                                                   172,409
Conversion of Series B
Preferred Stock into common
stock                               54,081        6,000                   (6,000)
Conversion of Subordinated
Notes into common stock            725,000      379,500                                                                   379,500
                                ----------  ----------- -------------  ---------- -------- ----------- ------------  ------------
Balance at June 30, 1999        27,548,334  $10,190,092  $      - 0 -  $1,596,000  $22,500  ($436,799) ($10,321,051)  $ 1,050,742

Conversion of Debentures
  Into Common stock              5,436,773      822,601                                                                   822,601
                                ==========  =========== =============  ========== ======== ==========  ===========   ============
Stock Issued for Services        1,032,141      109,324                                                                   109,324
Net Loss                                                                                                 (982,864)      (982,864)
                                ----------  ----------- -------------  ---------- -------- ----------  -----------   ------------
Balance at June 30, 2000        34,017,248  $11,122,017 $       - 0 -  $1,596,000  $22,500  ($436,799) ($11,303,915)  $   999,803
                                ==========  =========== =============  ========== ======== ==========  ===========   ============

    The accompanying notes are an integral part of the financial statements.
                                       F-4

                     Medical Technology & Innovations, Inc.
                      Consolidated Statements of Cash Flows
                           For the Years Ended June 30



                                                                         2000                 1999
                                                                         ----                 ----
Cash flows from operating activities:
Net Loss                                                              $982,864)            ($650,627)
Adjustments to reconcile net loss to net cash (used)
provided in operating activities:
                 Depreciation and Amortization                           376,580              368,085
                 (Increase)  in Accounts Receivable                    (133,953)            (151,093)
                 (Increase)  in Inventory                               (29,534)            (120,210)
                  Decrease  (Increase) in Prepaid Expenses                44,306             (60,261)
                 (Decrease) Increase in Accounts Payable               (459,984)              402,315
                 Increase in Accrued Liabilities                         140,123               52,030
                 Stock issued for services                               109,324              172,409
                 Conversion of interest to debt                           90,999                  -0-
                                                                      ----------       --------------
Net cash (used) provided in operating activities                       (845,003)               12,648

Cash flows from investing activities:
                 Sale of Headquarters Land and Building                      -0-              232,725
                 Purchase of Fixed Assets                                    -0-             (29,060)
[GRAPHIC?OMITTED]

[GRAPHIC?OMITTED]

Net cash provided (used) in investing activities                             -0-              203,665

Cash flows from financing activities:
                 Proceeds from revolving credit facility                     -0-             235,000
                 Acquisition of Treasury Stock                               -0-            (127,057)
                 Proceeds from issuance of Notes Payable               1,000,000                  -0-
                 Repayment of Notes Payable                             (84,560)            (271,922)
                                                                      ----------          -----------
Net cash (used) provided from financing activities                       915,440            (163,979)
                                                                      ----------          -----------
Net increase (decrease) in cash and equivalents                           70,437               52,334
Cash and equivalents at beginning of year                                 90,581               38,247
                                                                      ----------         ------------
Cash and equivalents at end of year                                   $  161,018          $    90,581
                                                                      ==========          ===========

Supplemental Disclosure:
  Cash paid during the year for interest                              $ 108,745            $  159,915
                                                                      ==========           ==========
  Conversion of subordinated notes into common stock                  $ 822,601            $  379,500
                                                                      ==========           ==========


                     The accompanying notes are an integral
                       part of the financial statements.

                     Medical Technology & Innovations, Inc.
                   Notes to Consolidated Financial Statements


1 Organization. Medical Technology & Innovations, Inc. (the Company), f/k/a SouthStar Productions, Inc., is a Florida corporation engaged in the design, manufacture, and distribution of medical screening devices for medical professionals primarily involved in vision screening through its wholly-owned subsidiary, Medical Technology, Inc. (MTI). The Company's other subsidiary, Steridyne Corporation, distributes digital and glass thermometers, and manufactures and distributes probe covers, sheaths, and anti-decubitus devices for hospitals, medical offices, nursing homes and retail outlets. The Company derives the majority of its revenues from sales of Steridyne's products.

2.   Summary of Significant Accounting Policies.

     Principles of Consolidation. The consolidated financial statements include the Company and its wholly owned subsidiaries. All significant intercompany items have been eliminated.

     Revenue Recognition. Revenue from product sales are recognized at the time product is shipped.

     Cash and Equivalents. Cash and equivalents include cash, deposits and marketable securities.

     Inventories. Inventories are stated at the lower of cost or market, with cost determined under the first-in, first-out (FIFO) method.

     Property and Equipment. Property and equipment are stated on the basis of cost less accumulated depreciation. The Company provides for depreciation over the estimated useful lives of property and equipment using the straight-line method.

     Intangible Assets. Intangible assets consist primarily of goodwill of $2,262,708 associated with the acquisition of Steridyne which is being amortized over fourteen years and patents which are amortized on a straight-line basis over their estimated remaining lives. Accumulated amortization on intangible assets totals $959,280 and $854,963 at June 30, 2000 and 1999, respectively.

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

     Long-Lived Assets. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset and long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. Impairment losses are recognized when the aggregated future cash inflows (less outflows) to be generated by an asset, are less than an asset's carrying value. Future cash inflows include an estimate of the proceeds from eventual disposition of the assets. For purposes of this comparison, future cash flows are determined without reference to their discounted present value. Management believes that the Company's projected results of future operations, the period of the forecasts and the trend of the results over the forecast period are its best estimate and are indicative that the carrying value of long-lived assets is not impaired.

3. Inventories. Inventories consisted of the following at June 30, 2000 and 1999:

                         2000                  1999
                      -----------         -----------
Raw materials         $503,726            $314,693
Work in process              0              39,712
Finished goods          39,166             158,953
                      -----------         -----------
                      $542,892            $513,358

4. Fixed Assets. Fixed assets consisted of the following at June 30, 2000 and 1999:

                                           2000                      1999
                                        ---------                -----------
Plant & equipment                       $860,510                 $865,525
Land                                      182,000                  182,000
Computer equipment and software           177,414                  179,714
Furniture and fixtures                    115,588                  117,927
                                        -----------              -----------
                                         1,335,512               1,345,166
Less: Accumulated Depreciation           (623,897)                 (494,006)
                                        -----------              -----------
                                        $711,615                 $851,160

     In July of 1998, the Company sold its facility in Lancaster, PA and repaid the $234,000 mortgage on the realty.

5. Long-Term Debt. Long-Term Debt consisted of the following at June 30, 2000 and 1999:

                                                                           2000           1999
                                                                      ------------     ------------
12% convertible note due to an affiliate of the Chief                 $  1,090,999        $     -0-
Executive Officer and Chairman of the Company, due
January 21, 2005,  interest payable monthly, principal
amortized over twenty years, commencing the nineteenth
month and continuing for forty-two months, balance to be
paid at the end of sixty months, secured by substantially all of the assets of theCompany and is guaranteed by the
Company's subsidiaries.

8.0% convertible notes, due March 1999, interest payable                       -0-          822,601
quarterly, secured by certain assets of a subsidiary,
guaranteed by the Company

11.25% note, due September 1999, principal and interest                     51,624           51,624
payable monthly, secured by substantially all of the assets of a subsidiary of the Company, except for the Company's
patent, and guaranteed by the Company's Chief Executive
Officer and major stockholder

11.25% note, due March 2001, principal and interest payable                 82,808          82,808
monthly, secured by substantially
all of the assets of a subsidiary of the Company,
except for the Company's  patent and guaranteed by the
Company's Chief Executive Officer and major stockholder.

10.0% convertible note, due March 2001, interest                            80,816          80,816
payable quarterly

10.0% convertible note, due March 2002, interest payable                    80,816          80,816
quarterly

Revolving $235,000 credit line, due on demand,                             235,000         235,000
interest payable monthly at 10.5%, facility
guaranteed by the Company's Chief Executive
Officer and major stockholder and secured by certain of his
personal assets.
9.5% note, due December 2011, principal and interest payable               218,766         228,725
monthly, secured by mortgage
Variable rate note payable, interest payable monthly at prime                  -0-          35,339
rate plus 7%, secured by Company's inventory
Unsecured notes payable, due various dates,interest payable
at various rates from 0% to 10%                                             79,603         119,265
                                                                      ------------     -----------
Total notes payable                                                      1,920,432       1,736,994
Less: amounts due in one year                                            (487,751)       (415,836)
                                                                      ------------     ------------
                                                                       $ 1,432,681       $1,321,158
                                                                      ============     ============


     The 12% note, due January 21, 2005 is convertible at any time at the option of the lender, into shares of the Company's Common Stock at the rate of one share for every four cents owed to the lender (the "Conversion Rate"). The Conversion Rate had been determined at the time of negotiations, based upon the previous sixty day average closing price per share of the Company's common stock as quoted on the Over-The-Counter Bulletin Board. The Conversion Rate will be adjusted for all stock splits subsequent to the loan agreement. In the event the conversion occurs it would change the ownership of the Company. During fiscal 2000, the Company opted not to make certain interest payments then due and rolled $90,999 into the principal amount due in accordance with the provisions of the Loan Agreement.

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

     The terms of the 11.25% notes originally due in September 1999 and March 2001 with principal amounts due at June 30, 2000 of $51,624 and $82,808, respectively, are presently being discussed with the lender in an attempt to extend the payment period and principal amortization. The Company expects to have this resolved in the near term.

     The 8% convertible notes due in March 1999 were converted at the Company's election into 5,436,733 shares of common stock in October of 1999.

     The amount of long-term debt maturing in each of the next five fiscal years is $487,751 in 2001, $79,034 in 2002, $58,160 in 2003, $58,160 in 2004, and
     $999,159 in 2005.

     6. Lease Expense. The Company leases various equipment and office space under operating lease agreements. Rent expense for the fiscal years ended June 30, 2000 and 1999 amounted to $58,911 and $81,396 respectively. Future minimum annual rentals for subsequent fiscal years are as follows at June 30, 2000:

                  Fiscal               Lease
                  Year                 Payments
                  ------               --------
                  2001                 $ 55,362
                  2002                   48,183
                  2003                   46,122

7. Earnings (Loss) Per Share. Earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares and dilutive potential common shares outstanding. The average number of shares used to compute basic earnings per share was 31,795,545 and 27,087,143 for the fiscal years ended June 30, 2000 and 1999 respectively. The Dilutive potential common shares were anti-dilutive for the years ending June 30, 2000 and 1999 and, accordingly, basic and dilutive earnings
     (loss) per share was approximately the same.


8. Income Taxes. The Company did not incur any income tax expense for its fiscal years ending June 30, 2000 and 1999, respectively. As of June 30, 2000 the Company has sustained in excess of $11 million in net operating losses (NOLs) for tax purposes. These NOLs will expire in various amounts if not utilized between 2004 and 2015 and are subject to limitations should the ownership of the Company significantly change. The deferred tax asset resulting from the above NOL carryforwards has not been recorded in the accompanying financial statements since management believes a valuation allowance is necessary to reduce the deferred tax asset. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income.


9. Royalty Agreement. The Company is the owner of a patent on a photoscreening device from which MTI derives substantially all of its revenues. The terms of the royalty agreement require the Company to pay a royalty to the inventor of six percent (6.0%) of net PhotoScreener sales, up to December 31,1999 and seven percent (7%) there after. The amount of royalties accrued by the Company were $35,471 and $111,996 for its fiscal years ending June 30, 2000 and 1999, respectively, under this agreement.

     In accordance with the terms of the purchase agreement with Florida Medical Corporation, the Company and the former owner of Florida Medical Corporation agreed to equally share in the profits resulting from the Company's thermometer sales to former Florida Medical customers. Accordingly, the Company has accrued $165,548 of royalty expense at June 30, 2000 due to the former owner of Florida Medical Corporation.

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

     During September During September of 1997, the Company renegotiated terms with the Series A Preferred Shareholders and as a result, Series A Preferred Shares were exchanged for a combination of cash, common stock, a new Series B Preferred stock and an amended warrant certificate with an exercise price of $1.00 per share in cash. Series A Preferred shareholders owning 217 outstanding shares elected to receive $3,800 in cash in exchange for their Series A Preferred shares with a face value of $10,000. The Series A Preferred shares were eventually converted into 5,425,000 of the Company's Common Stock. Over 60% of the parties who ultimately purchased the Series A Preferred shares and converted them into common shares of the Company agreed not to sell any common shares before April 1, 1998 and limit sales to 8% of the amount purchased per month thereafter with no limit on salability once 360 days have lapsed since the closing. Series A Preferred shareholders owning 267 outstanding shares agreed to exchange their Series A Preferred shares for a new Series B Preferred share with a $100 par value, a face value of $6000 with accretion at 8% from October 1, 1997 plus 10,000 shares of the Company's common stock. The new Series B Preferred stock is convertible into common stock beginning October 1, 1998 at a fixed conversion price of $1.00 per share. Conversion is limited to 10% per month of the shares held until February 28, 1999 and 20% per month thereafter. The conversion feature doubles provided the Company's common stock closing bid price for ten consecutive days is greater than $2.00 per share. Accretion as of June 30, 2000 and 1999 was $351,960 and $224,280,
     respectively and is not reflected in the Company balance sheets. The Company has the option of redeeming the Series B Preferred shares at any time in cash, at 110% of the original face value of the Series B Preferred shares including accretion, or in the Company's common stock valued at the average closing bid price for the 30 days prior to the redemption at 120% of the original face value of the Series B Preferred shares including accretion. The Company is required to redeem the Series B Preferred stock on September 30, 2000. Management is in the process of making a proposal to redeem all Series B Preferred Stock with a new Series C Preferred Stock or cash in lieu of converting the entire issue into shares of the Company's Common stock. The Company believes that the issuance of additional common shares at this time is not in the best interest of all shareholders. Management expects that the provisions of this restructuring will be agreed between the parties within the next few months.


11. Stock Option Plans. In October of 1995 officers of the Company were granted options to acquire up to 2.0 million shares of common stock at an exercise price of $1.50 per share. The options were exercisable ratably over a trading three year period commencing with the quarter ending June 30, 1996.


     In April of 1996 the Company's shareholders approved the 1996 Stock Option Plan, which allows the board of directors to grant up to 3.0 million options. During fiscal 2000 and fiscal 1999, 1,220,000 and 120,000 options respectively, have been granted. All options granted in fiscal 2000 are exercisable immediately at a strike price of $.25 per share. Of the 120,000 options granted in fiscal 1999, 20,000 are exercisable ratably over a three-year period commencing with the grant date at an exercise price of $.25 per share. The remaining options granted in fiscal 1999 were exercisable immediately at an exercise price of $.50 per share.

     In September of 1997 and February of 1998, the Board of Directors reduced the exercise price on all options granted to Company Executives to $.25 per share.

     The following is a summary of stock option transactions for the years ended June 30, 2000 and 1999:

                                                  2000                 1999
                                                ----------           ----------
     Outstanding, beginning of year             1,380,000            3,239,936
     Options granted                            1,220,000              120,000
     Options exercised                                  0                    0
     Options cancelled                           (900,000)          (1,979,936)
     Outstanding, end of year                   1,700,000            1,380,000
     Exercisable, end of year                   1,693,334            1,199,996


     The proforma disclosures required by SFAS 123 "Accounting for Stock-based Compensation", is not applicable due to immateriality.


12. Warrants. The Company has issued warrants to purchase approximately 3.4 million shares of common stock as of June 30, 2000. The warrants relate to grants made in connection with an equity issuance and various services rendered. The warrants can be exercised at prices ranging from $1.00 to $2.72 per share. Approximately 3 million warrants expire in July 2001. Pursuant to terms renegotiated in September of 1997 between the Company and holders of Series A Preferred Shares issued in July of 1996, the exercise price of approximately 1.8 million warrants was reduced from $2.72 to $1.00.


13. Related Party Transactions. The Company and its wholly-owned subsidiaries have had transactions with various entities, certain of whose principals are also officers or directors of the Company or MTI.

     During the fiscal year ended June 30, 1999 the Company borrowed $40,000 from an affiliate of the Chief Executive Officer and a Director of the Company. On June 30, 1999, the amount was outstanding and included in the balance sheet as of the same date. This amount was repaid in January 2000.

     In connection with financing required to fund the restructuring of the terms of the Series A Preferred shares in September 1997, the Chief Executive Officer, former Chief Operating Officer and a family member of the former Executive Vice President loaned a subsidiary of the Company approximately $411,000. These loans were repaid in the Company's Common Stock in October 1999.

     During fiscal 2000, the Company paid consulting fees to Mr. Feakins, the Company's Chairman and Chief Executive Officer amounting to $118,500 and to Mr. Surovcik, the Company's former Chief Financial Officer and Director amounting to $51,250. Both individuals did not receive a salary from the Company during fiscal 2000.

     The Company paid consulting fees amounting to $20,000 during 2000 to an affiliated company of the Chairman and Chief Executive Officer for accounting and related financial services.

     During the quarter ending March 31, 2000, the Company borrowed over $1,000,000 from an affiliate of the Chief Executive Officer and Chairman of the Company to support the working capital needs of the Company. This loan is secured by substantially all of the assets of the Company and is guaranteed by the Company's subsidiaries. At June 30, 2000 $1,090,999 was outstanding and included in the balance sheet as of the same date. The interest rate for the loan is a fixed rate of twelve percent (12%) per annum, however, interest may be added to the loan principal at two times the interest payment due at the option of the Company with the written consent of the lender. During the first eighteen months of the loan the Company will pay only interest monthly. During the remaining forty-two (42) months of the loan the Company will pay principal, amortized over twenty years, and interest monthly, commencing on the first day of the nineteenth month and continuing on for forty- two months thereafter. The balance of the loan is due in full at the end of sixty months. At any time, at the option of the lender, the outstanding principal plus accrued and unpaid interest and expenses due may be paid in an amount of common stock of the Company at the rate of one share for every four cents owed to the lender (the "Conversion Rate"). The Conversion Rate had been determined at the time of the negotiations, based upon the previous sixty day average closing price per share of the Company's common stock as quoted on the Over-The-Counter Bulletin Board. The Conversion Rate will be adjusted for all stock splits subsequent to the loan agreement. In the event the conversion occurs it would change the ownership of the Company significantly.

     The Chief Executive Officer and a former Director of the Company personally signed a guarantee with a local bank to provide a $250,000 line of credit to the Company, which terminated in February of 2000. Both individuals were granted options to acquire 50,000 shares of the Company's common stock at an exercise price of $0.50 per share. The Chief Executive Officer pledged a $235,000 Certificate of Deposit to the local bank who provided the line of credit to the Company. As a result, the bank released the former Director as guarantor of the borrowing facility. The Company continues to make interest payments on the line of credit. In consideration the Chief Executive Officer was granted options to acquire 100,000 shares of the Company's common stock at an exercise price of $0.25 per share.

     As of January 1, 2000 the Company entered into an Agreement with a company affiliated with the Chairman and Chief Executive Officer to provide litigation management services with regards to the proceedings against LensCrafters et al. This company is paying or advancing all attorney's fees and other litigation costs and expenses incurred by the Company to pursue this litigation against Lenscrafters et al. Assuming that the Company is successful in receiving a judgement or award or settlement from this litigation, all litigation costs and expenses paid will be reimbursed and 10% of the gross judgement, award or settlement will be paid to the company affiliated with the Chairman and Chief Executive Officer. No costs or expenses will be due in the event the litigation is unsuccessful.


14. Fair Value of Financial Instruments. The estimated fair values of the Company's financial instruments as of June 30, 2000 and 1999 are as follows:


                                           2000                       1999
                              ---------------------------   ------------------------
                              Carrying Amount  Fair Value   Carrying Amount  Fair Value
       Accounts Receivable     $   572,160     $  572,160   $  438,207       $  438,207
       Accounts Payable            448,155        448,155      908,139          908,139
       Accrued Expenses            563,111        563,111      422,588          422,588
       Long-term Debt            1,920,432      1,920,432    1,736,994        1,736,994

     The estimated fair value of long-term debt approximates the carrying amount based upon the borrowing rates currently available to the Company for loans with similar terms and maturities. The fair value of accounts receivable, accounts payable, and accrued expenses approximates their carrying amount.


15. Major Customers. For the fiscal year ended June 30, 2000 the Company had no major customer that accounted for more than 10% of sales. In fiscal 1999, the Company had one major customer that accounted for more than 27% of sales.



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

                                         Medical         Steridyne
               Fiscal 2000          Technology, Inc.    Corporation      Corporate        Total
               -----------          ----------------    -----------      ---------    -----------
Revenues                             $ 456,768          $4,151,177           - 0 -    $4,607,945
Operating Income (Loss)              (719,716)             184,853      ($211,695)     (746,558)
Net Interest                           157,448              78,858           - 0 -       236,306
Pre Tax Income (Loss)                (877,164)             105,995       (211,695)     (982,864)
Net Income (Loss)                    (877,164)             105,995       (211,695)     (982,864)
Assets                                 251,238           3,680,263           - 0 -     3,931,501
Depreciation and amortization           35,466             331,460           - 0 -       366,926
Addition to long-lived assets            - 0 -               - 0 -           - 0 -         - 0 -

                                        Medical          Steridyne
               Fiscal 1999          Technology, Inc.    Corporation      Corporate    Total
               -----------          ----------------    -----------      ---------    -----------
Revenues                             $ 2,000,857        $3,442,747           - 0 -    $5,443,604
Operating Income (Loss)                  166,117         (218,522)       ($411,922)    (464,327)
Net Interest                              63,387            98,955           23,958      186,300
Pre Tax Income (Loss)                    102,730         (317,477)        (435,880)    (650,627)
Net Income (Loss)                        102,730         (317,477)        (435,880)    (650,627)
Assets                                   480,640         3,628,545            9,278    4,118,463
Depreciation and amortization             46,129           321,868            - 0 -      367,997
Additions to long-lived assets            19,782             - 0 -            9,278       29,060

                                     United
 Geographic Area Information          States              Europe           Asia         Total
               -----------          ----------------    -----------      ---------    -----------
2000 Sales                           $4,522,945         $22,500          $62,500      $4,607,945
         Long-lived Assets            2,608,735           - 0 -            - 0 -      $2,608,735

1999 Sales                           $5,367,805         $23,791          $52,008      $5,443,604
         Long-lived Assets           $2,985,315           - 0 -            - 0 -      $2,985,315

17. Subsequent Event. In September 2000, the Company obtained an assignment of all rights, title and interests in four medical devices and related technology. The Company will seek to obtain patent protection for these devices and obtain approvals necessary to develop, produce and market the products. As consideration for the assignment of this technology, the Company is required to provide 5.5 million shares of the Company's unrestricted common stock to the assignor over a three-year period ending September 2002.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There  were  no  disagreements   between  the  Company  and  their   independent
accountants

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act


                  POSITION WITH        DATE ELECTED
     NAME         COMPANY              DIRECTOR         TERM OF OFFICE     AGE
----------------  -----------------    -------------    ---------          -----
Jeremy Feakins    Director, Chief      April 1999       3 years            46
                  Executive Officer

Dennis Surovcik   Director             April 1999       3 years            53

Mathew            Director             April 2000       3 years            68
Crimmins

Joseph            Director, Chief      April 2000       3 years            59
DelVecchio        Operating Officer



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

Mr. Surovcik was employed by the Company from January 1998 to January 2000 as Senior Vice President, Chief Financial Officer and Secretary and has since been employed as Senior Vice president of Net2 Speak.Com. Inc., an internet telecommunication start-up company. He was a senior accountant for Price Waterhouse in New York from 1968 to 1973. From 1974 to 1993 he was employed as Audit Director and Group Controller for Dentsply International, Inc. ("Dentsply") a worldwide manufacturer and distributor of dental and medical products (NASDAQ: XRAY). Mr. Surovcik, a CPA, was President and Owner of DBK Distributors, Inc., from 1994 to 1997, a small distribution company serving over 1,000 grocery stores in the Mid Atlantic States. Mr. Surovcik received a BS in accounting from Susquehanna University.

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

Based solely on its review of the copies of such form received by it, or based upon representations that no Form 5 was required, Messrs. Feakins and Joseph Del Vecchio did not timely file Forms 3,4, or 5 for the fiscal year ending June 30, 2000 as follows:


Name              No. of Late Reports
Jeremy Feakins             1
Joseph Del Vecchio         1

Item 10.  Executive Compensation

SUMMARY COMPENSATION TABLE

The following table sets forth information concerning the compensation of the Company's Executive Officers whose compensation exceeded $100,000 for the fiscal years ending June 30, 2000 and 1999.

Name and                                                                                   All Other
Principal     Fiscal                                                                       Compensation
Position(1)   Year       Annual Compensation         Long-Term Compensation
                                       Other
                                      Annual
                     Salary   Bonus   Comp.                      Awards          Payouts
                                                Restricted Stock    Options/SARs   LTIP
                                                Award(s)                         Payouts
------------  ----   -------- -----  -------    ---------------      ----------  --------  -------------
J. Feakins,   2000   $0           0               0                   500,000       0          118,500
Chief
Executive     1999   $152,528     0               0                    50,000       0                0
Officer

D. Surovcik,  2000   $0           0               0                         0       0           51,250
Chief
Financial     1999   $125,519     0               0                         0       0                0
Officer

J. Del        2000   $136,260     0               0                         0       0                0
Vecchio
Chief         1999   $124,730     0               0                         0       0                0
Operating
Officer

--------
1. Each executive is furnished with an automobile for business and personal use. The compensation specified in the preceding table does not include the value of non-business use, as the amount is not material.

                    STOCK OPTION GRANTS IN LAST FISCAL YEAR
                              (Individual Grants)

             No. of Shares Common       % of Total Options        Exercise of Base  Expiration
             Stock Underlying Options   Granted to Employees in   Price ($/share)    Date
Name         Granted                    Fiscal Year

J. Feakins      500,000                    41%                    $0.25             (1)(2)
R.Ballheim      400,000                    33%                    $0.25              (3)
G. Hartman      320,000                    26%                    $0.25              (3)

-------------
 .
The expiration dates for 400,000 stock options granted is five (5) years from the date the options were granted. . The expiration date for 100,000 stock options granted is eighteen (18) months after the $235,000 demand credit line has been repaid by the Company.
 .
The expiration date for the options granted are five (5) years from the date the options become exercisable.

       AGGREGATED OPTION EXERCISES IN THE FISCAL YEAR ENDED JUNE 30, 2000
                        AND FISCAL YEAR END OPTION VALUES

                                        No. of Shares of                         Value of
               No. of Shares            Common Stock                             Unexercised in-the-
               Acquired on    Value     Underlying Unexercised   Exercisable     money Options
Name           Exercise       Realized  Options @ Fiscal Year    /Un-exercisable Exercisable/Un-
                                        End                                      exercisable
J. Feakins              0            0               690,000      690,000/0           0
R. Ballheim             0            0               540,000      540,000/0           0
G. Hartman              0            0               400,000      400,000/0           0


Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information concerning all persons known to the Company to be the beneficial owners of more than 5% of the Company's Common Stock, (ii) the ownership interest of each director and nominee, and (iii) by all directors and executive officers as a group calculated as of June 30, 2000.

                                        AMOUNT AND
                                         NATURE OF
NAME                POSITION            BENEFICIAL       PERCENT OF
                                         OWNERSHIP        OWNERSHIP
----------------    ----------------    ----------       ----------
Jeremy Feakins      Director, Chief      6,644,271            19.5%
                    Executive Officer
Joseph Del Vecchio  Director, Chief        795,210             2.3%
                    Operating Officer

Dennis Surovcik     Director                     0                0

Mathew Crimmins     Director                     0                0

All Executive Directors
and Officers as a Group                  7,439,481            21.8%


Item 12.  Certain Relationships and Related Transactions

During the fiscal year ended June 30, 1999 the Company borrowed $40,000 from an affiliate of the Chief Executive Officer and a Director of the Company. On June 30, 1999, the amount was outstanding and included in the balance sheet as of the same date. The amount was repaid in January 2000.

During fiscal 2000, the Company paid consulting fees to Mr. Feakins, the Company's Chairman and Chief Executive Officer amounting to $118,500 and to Mr. Surovcik, the Company's former Chief Financial Officer and Director amounting to $51,250. Both individuals did not receive a salary from the Company during fiscal 2000.

The Company paid consulting fees amounting to $20,000 during fiscal 2000 to an affiliated company of the Chairman and Chief Executive Officer for accounting and related financial services.

In connection with financing required to fund the restructuring of the terms of the Series A Preferred shares in September 1997, the Chief Executive Officer, Chief Operating Officer and family member, Executive Vice President and a Director loaned a subsidiary of the Company approximately $411,000. These loans were repaid in the Company's common stock in October of 1999.

During the quarter ending March 31, 2000, the Company borrowed over $1,000,000 from an affiliate of the Chief Executive Officer and Chairman of the Company to support the working capital needs of the Company. This loan is secured by substantially all of the assets of the Company and is guaranteed by the Company's subsidiaries. At June 30, 2000, $1,090,999 was outstanding and included in the balance sheet as of the same date. The interest rate for the loan is a fixed rate of twelve percent (12%) per annum, however, interest may be added to the loan principal at two times the interest payment due at the option of the Company with the written consent of the lender. During the first eighteen months of the loan the Company will pay only interest monthly. During the remaining forty-two (42) months of the loan, the Company will pay principal, amortized over twenty years, and interest monthly, commencing on the first day of the nineteenth month and continuing on for forty-two months thereafter. The balance of the loan is due in full at the end of sixty months. At any time, at the option of the lender, the outstanding principal plus accrued and unpaid interest and expenses due may be paid in an amount of common stock of the Company at the rate of one share for every four cents owed to the lender (the "Conversion Rate"). The Conversion Rate had been determined at the time of the negotiations, based upon the previous sixty day average closing price per share of the Company's common stock as quoted on the Over-The-Counter Bulletin Board. The Conversion Rate will be adjusted for all stock splits subsequent to the loan agreement. In the event the conversion occurs it would change the ownership of the Company.

The Chief Executive Officer and a former Director of the Company personally signed a guarantee with a local bank to provide a $250,000 line of credit to the Company, which terminated in February of 2000. Both individuals were granted options to acquire 50,000 shares of the Company's common stock at an exercise price of $0.50 per share. The Chief Executive Officer pledged a $235,000 Certificate of Deposit to the local bank who provided the line of credit to the Company. As a result, the bank released the former Director as guarantor of the borrowing facility. The Company continues to make interest payments on the line of credit. In consideration the Chief Executive Officer was granted options to acquire 100,000 shares of the Company's common stock at an exercise price of $0.25 per share.

As of January 1, 2000 the Company entered into an Agreement with a company affiliated with the Chairman and Chief Executive Officer to provide litigation management services with regards to the proceedings against LensCrafters et al. This company is paying or advancing all attorney's fees and other litigation costs and expenses incurred by the Company to pursue this litigation against Lenscrafters et al. Assuming that the Company is successful in receiving a judgment or award or settlement from this litigation, all litigation cost and expenses paid will be reimbursed and 10% of the gross judgment, award or settlement will be paid to the company affiliated with the Chairman and Chief Executive Officer. No costs or expenses will be due in the event the litigation is unsuccessful.

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

10.2      Asset  purchase  agreement  for the purchase and sale of certain  assets of
          Steridyne  Corporation  [Incorporated by reference to the Company's Current
          Report on Form 8- K for an event on July 31, 1996]

10.3      Medical   Technology   &   Innovations,   Inc.   1996  Stock  Option  Plan.
          [Incorporated  by reference to the  Company's  Annual Report on Form 10-KSB
          (File No. 33-27610- A), filed September 30, 1996.]

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

10.8      Purchase  Agreement  dated  March 8,  1999  between  Medical  Technology  &
          Innovations,  Inc.,  Steridyne  Corporation and Florida Medical Industries,
          Inc.  [Incorporated  by reference to the  Company's  Annual  Report on Form
          10-KSB (File No. 33-27610-A), filed December 17, 1999]

10.9      Loan Agreement dated January 21, 2000 between the Company and International
          Investment Partners, Ltd.

10.10     Consulting  Agreement  between  the Company  and  International  Investment
          Partners, Ltd., effective January 1, 2000.

10.11 *   Letter of substitution MTEN Loan dated June 6, 2000

10.12 *   Lenscrafters  Litigation  Management  Consulting Agreement dated January 1,
          2000

10.13     Loan Agreement between Medical Technology, Inc. and International Investment
          Partners,  Ltd dated January 21, 2000

10.14 *   Medical Technology, Inc. Note dated January 21, 2000

10.15 *   PatentCollateral  Assignment and Security Agreement between the Company and
          International Investment Partners, Ltd., effective January 21, 2000.

10.16 *  General Security Agreement between the Company and International Investment
          Partners, Ltd., effective January 21, 2000.

10.17 *   Guaranty and Surety Agreement between Steridyne and International Investment
          Partners, Ltd., effective January 21, 2000.

10.18 *   Guaranty  and  Surety  Agreement  between  the  Company  and  International
          Investment Partners, Ltd., effective January 21, 2000.

16.1      Letter on change in certifying accountant [Incorporated by reference to the
          Company's Current Report on Form 8-K for an event on April 26, 1996]

21.1      Subsidiaries. Medical Technology, Inc. and Steridyne Corporation.

24.1      Powers of Attorney as indicated on Page 27 of this Form 10-KSB.

27.1 *    Financial data schedules.*

*(filed herewith, all other exhibits previously filed)

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the last quarter of the period covered by this report.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    AND
BY:                                           BY:

/s/ JEREMY P. FEAKINS                         /s/ ALBERT  G. DUGAN
--------------------------------             ----------------------------
Jeremy P. Feakins, Chief Executive Officer    Albert  G. Dugan, Chief Accountant

Date:  September 25, 2000

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    /s/ JEREMY P. FEAKINS
-----------------------------
Jeremy P. Feakins, Chief Executive Officer,
Chairman, and Director


    /s/ JOSEPH  DEL VECCHIO
-----------------------------
Joseph Del Vecchio, Chief Operating Officer


    /s/ MATHEW CRIMMINS
-----------------------------
Matthew Crimmins, Director


    /s/ DENNIS A. SUROVCIK
-----------------------------
Dennis A. Surovcik, Director



Date:  September 25, 2000