Form 10QSB
period 2000-09-30
MEDICAL TECHNOLOGY & INNOVATIONS INC /FL/
filed 2000-11-14
CIK 847464

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2000

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from___________________ to___________________


Commission File Number: 33-27610-A

                     MEDICAL TECHNOLOGY & INNOVATIONS, INC.
                  --------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Florida                                       65-2954561
-------------------------------                   ---------------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                         Identification No.)

3725 Investment Lane, Riviera Beach, FL                    33404
---------------------------------------           ---------------------------
(Address of principal executive offices)                   (Zip Code)


                                 (561) 844-3486
                          ---------------------------
                (Issuer's telephone number, including area code)

Transitional Small Business Disclosure Format (Check One):    YES [  ]    NO [X]

         As of September 30, 2000 36,657,248 shares of Common Stock, no par value, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

         Portions of the registrant's annual report filed with the Securities and Exchange Commission on Form 10-KSB, filed September 28, 2000.

                     MEDICAL TECHNOLOGY & INNOVATIONS, INC.

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

  Condensed Consolidated Balance Sheets
    September 30, 2000 (Unaudited) and June 30, 2000                      4

  Condensed Consolidated Income Statements
    For the Three Months ended September 30, 2000 and 1999 (Unaudited)    5

  Consolidated Statements of Stockholders' Equity (Unaudited)             6

  Condensed Consolidated Statements of Cash Flows
    For the Three Months ended September 30, 2000 and 1999 (Unaudited)    7

  Notes to Condensed Consolidated Financial Statements                    8

Item 2.  Management's Discussion and Analysis or
              Plan of Operation                                           9


PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                11

Item 6. Exhibits and Reports on Form 8-K                                 12

SIGNATURES                                                               14

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                     Medical Technology & Innovations, Inc.
                           Consolidated Balance Sheets
                      September 30, 2000 and June 30, 2000

                                     Assets
                                                                     September 30,
                                                                       2000                     June 30,
                                                                     (Unaudited)                 2000
                                                                    --------------           ------------
Current Assets:
         Cash and Equivalents                                       $       99,676             $  161,018
         Accounts Receivable, less allowances of
            $30,742 and $30,030, respectively                              918,922                572,160
         Inventory                                                         563,611                542,892
         Prepaid Expenses                                                   83,605                 46,696
                                                                    --------------           ------------
         Total Current Assets                                            1,665,814              1,322,766
                                                                    --------------           ------------

Fixed Assets:
         Land                                                              182,000                182,000
         Property & Equipment                                            1,153,512              1,153,512
         Less accumulated depreciation                                    (650,530)              (623,897)
                                                                    --------------           ------------
         Fixed Assets, net                                                 684,982                711,615
                                                                    --------------           ------------
Other Assets:
         Intangible Assets                                               2,546,823              1,897,120
                                                                    --------------           ------------

Total Assets                                                        $    4,897,619           $  3,931,501
                                                                    ==============           ============

                      Liabilities and Stockholders' Equity
Current Liabilities:
         Accounts Payable                                              $   554,272            $   448,155
         Accrued Liabilities
               Payroll and payroll taxes                                    25,340                189,303
               Royalties                                                   230,579                185,130
         Other                                                             272,553                188,678
         Current Maturities of Long-Term Debt                              810,481                487,751
                                                                    --------------           ------------
         Total Current Liabilities                                       1,893,225              1,499,017

Long-Term Debt, Net of Current Maturities                                1,835,513              1,432,681
                                                                    --------------           ------------

Total Liabilities                                                        3,728,738              2,931,698
                                                                    --------------           ------------

Stockholders' Equity
         Common Stock, no par value, authorized
             700,000,000 shares, outstanding 36,657,248
             and 34,017,248 shares, respectively                        11,254,017             11,122,017
         Series A Convertible Preferred Stock, $100
             par value, authorized 70,000 shares,
             outstanding nil shares                                          - 0 -                  - 0 -
         Series B Convertible Preferred Stock,
            $100 par value, authorized 1000 shares,
            outstanding 266 shares                                       1,596,000              1,596,000
          Preferred Stock, authorized 100,000,000 shares
            $1,000 par value, 12%, noncumulative,
            outstanding 22.5 shares                                         22,500                 22,500
         Treasury Stock, at cost (1,973,531 shares)                       (436,799)              (436,799)
         Accumulated Deficit                                           (11,266,837)           (11,303,915)
                                                                    --------------           ------------
         Total Stockholders' Equity                                      1,168,881                999,803
                                                                    --------------           ------------
Total Liabilities and Stockholders' Equity                          $    4,897,619           $  3,931,501
                                                                    ==============           ============

               The accompanying notes are an integral part of the
                        condensed financial statements.

                     Medical Technology & Innovations, Inc.
                         Consolidated Income Statements
       For the Three Months Ended September 30, 2000 and 1999 (Unaudited)


                                                      2000              1999
                                                      -----             ----
Revenues                                             $ 1,276,483      $ 1,055,279
Cost of Goods                                           695,966           669,756
                                                     -----------      -----------
          Gross Profit                                   580,517          385,523
                                                     -----------      -----------
Operating Expenses
          Advertising                                      8,490            2,144
          Selling, General,
            and Administrative                           468,902          516,971
                                                     -----------      -----------
          Total Operating Expenses                       477,392          519,115
                                                     -----------      -----------
Income (Loss) from Operations                            103,125         (133,592)
          Interest Expense, Net                           66,047           38,911
                                                     -----------      -----------
Net Income (Loss) from Operations                    $    37,078      $  (172,503)
                                                     ===========      ===========

Net Income (Loss) per common share
          (basic and diluted)(*)                          *$.000         *($.008)
                                                     ===========      ===========

Weighted Average Outstanding Shares                   34,896,368       27,220,949
                                                     ===========      ===========


(*) Calculated including Series B Preferred Stock accretion of $32,040 for three months ended September 30, 2000 and 1999; respectively.




               The accompanying notes are an integral part of the
                        condensed financial statements.

                     Medical Technology & Innovations, Inc.
                 Consolidated Statements of Stockholders' Equity
                              For the Periods Ended


                                                          Series A    Series B
                                                          Convertible Convertible                                         Total
                               Common        Common       Preferred   Preferred   Preferred Treasury      Accumulated  Stockholders'
                               Shares        Stock        Stock       Stock       Stock      Stock         Deficit       Equity
                               -----------   -----------  ---------  -----------  --------- ----------   ------------  ------------
   Balance at June 30, 1998    26,385,279    $ 9,632,183  $  - 0 -   $ 1,602,000  $  22,500 $(309,742)  $(9,670,424)   $ 1,276,517

Purchase of Treasury Shares       (600,000)                                                  (127,057)                    (127,057)
Net Loss                                                                                                     (650,627)    (650,627)
Stock Issued for Services          983,974       172,409                                                                    172,409
Conversion of Series B
     Preferred Stock
      into common stock             54,081         6,000                 (6,000)
Conversion of Subordinated         725,000       379,500                                                                   379,500
                               -----------   ------------  --------- -----------  --------- ----------  ------------   ------------

   Balance at June 30, 1999    27,548,334    $10,190,092   $  - 0 -  $ 1,596,000  $  22,500 $(436,799)  $(10,321,051)  $ 1,050,742

Conversion of Debentures
     Into Common Stock           5,436,773       822,601                                                                   822,601
Stock Issued for Services        1,032,141       109,324                                                                   109,324
Net Loss                                                                                                      (982,864)   (982,864)
                               -----------   ------------  --------- -----------  --------- ----------  ------------   ------------

   Balance at June 30, 2000     34,017,248   $11,122,017   $ - 0 -   $ 1,596,000                         $(11,303,915) $   999,803

Stock Issued for Services        2,640,000       132,000                                                                   132,000
Net Income                                                                                                      37,078       37,078
                               -----------    -----------  --------- -----------  --------- ----------  ------------   ------------

 Balance at September 30, 2000  36,657,248    $11,254,017  $ - 0 -   $ 1,596,000  $  22,500 $(436,799) $(11,266,837)   $ 1,168,881
                               ===========    ===========  ========= ===========  ========= ==========  ============   ============

               The accompanying notes are an integral part of the
                        condensed financial statements.

                     Medical Technology & Innovations, Inc.
                Consolidated Statements of Cash Flows (Unaudited)
             For the Three Months Ended September 30, 2000 and 1999



                                                                                   2000            1999
                                                                              -----------      ------------
Cash flows from operating activities:
Net Income (Loss)                                                             $    37,078      $  (172,503)
Adjustments to reconcile net income (loss) to net cash (used)
provided in operating activities:
               Depreciation and Amortization                                       82,560           91,209
               (Increase) in Accounts Receivable                                 (346,762)         (90,601)
               (Increase) Decrease in Inventory                                   (20,719)          38,234
               (Increase) Decrease in Prepaid Expenses                            (36,909)          69,877
               Increase (Decrease) in Accounts Payable                            106,117         (111,867)
               (Decrease) Increase in Accrued Liabilities                         (34,638)         140,803
               Stock issued for services                                          132,000           45,030
               Conversion of interest to debt                                      22,547              -0-
                                                                              -----------      ------------
Net cash (used) provided in operating activities                                  (58,726)          10,182
                                                                              -----------      ------------

Cash flows from financing activities:
               Proceeds from revolving credit facility                                -0-              -0-
               Acquisition of Treasury Stock                                          -0-              -0-
               Proceeds from issuance of Notes Payable                                -0-           23,467
               Repayment of Notes Payable                                          (2,616)          (4,409)
                                                                              -----------      ------------
Net cash (used) provided from financing activities                                 (2,616)          19,058
                                                                              -----------      ------------
Net increase (decrease) in cash and equivalents                                   (61,342)          29,240
Cash and equivalents at beginning of period                                       161,018           90,581
                                                                              -----------      ------------
Cash and equivalents at end of period                                         $    99,676      $   119,821
                                                                              ===========      ============

Supplemental Disclosure:
  Cash paid during the quarter for interest                                   $   43,500       $    38,911
                                                                              ===========      ============
  Intangible  assets acquired with Common stock payable                       $  705,630
                                                                              ==========


               The accompanying notes are an integral part of the
                        condensed financial statements.

                     Medical Technology & Innovations, Inc.
              Notes to Condensed Consolidated Financial Statements

1. Condensed Financial Statements. The unaudited condensed consolidated financial information contained in this report reflects all adjustments (consisting of normal recurring accruals) considered necessary, in the opinion of management, for a fair presentation of results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2000 Annual Report on Form 10-KSB. The results of operations for periods ended September 30 are not necessarily indicative of operations for the full year.

2. Stock Option Plans. In October of 1995 officers of the Company were granted options to acquire up to 2.0 million shares of common stock at an exercise price of $1.50 per share. The options were exercisable ratably over a trading three-year period commencing with the quarter ending June 30, 1996.

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

         The following is a summary of stock option transactions for the three months ended September 30, 2000 and 1999:

                                                      2000            1999
                                                 ---------       ---------
           Outstanding, July 1                   1,700,000       1,380,000
           Options granted                               0               0
           Options exercised                             0               0
           Options cancelled                      (120,000)       (283,332)
                                                 ----------      ---------
           Outstanding, September 30             1,580,000       1,096,668
                                                 =========       =========
           Exercisable, end of period            1,575,001       1,003,338
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

         On September 30, 2000, the Company was required to redeem the Series B Preferred stock into the Company's common stock valued at the average closing bid price for 30 days prior to the redemption at 120% of the original face value of the Series B Preferred shares including accretion. Accretion as of September 30, 2000 and June 30, 2000 was $384,000 and $351,960, respectively and is not reflected in the Company balance sheets. Management is in the process of making a proposal to redeem all Series B Preferred Stock with a new Series C Preferred Stock or cash in lieu of converting the entire issue into shares of the Company's Common stock. The Company believes that the issuance of additional common shares at this time is not in the best interest of all shareholders. Management expects that the provisions of this restructuring will be agreed between the parties within the next few months.

4. Warrants. The Company has issued warrants to purchase approximately 3.4 million shares of common stock as of September 30, 2000. The warrants relate to grants made in connection with an equity issuance and various services rendered. The warrants can be exercised at prices ranging from $1.00 to $2.72 per share. Approximately 3 million warrants expire in July 2001.

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

                                         Medical          Steridyne
Quarter ended September 30, 2000     Technology, Inc.     Corporation    Corporate     Total
--------------------------------     ----------------     -----------    ---------     -----

Revenues                             $ 335,393            $  941,090     $  - 0 -     $1,276,483
Operating Income (Loss)                 84,307                45,818      (27,000)       103,125
Net Interest                            41,268                24,779        - 0 -         66,047
Pre Tax Income (Loss)                   43,039                21,039      (27,000)        37,078
Net Income (Loss)                       43,039                21,039      (27,000)        37,078
Assets                                 229,149             4,668,470        - 0 -      4,897,619
Depreciation and amortization            7,761                74,799        - 0 -         82,560
Addition to long-lived assets            - 0 -               705,630        - 0 -        705,630

                                         Medical          Steridyne
Quarter ended September 30, 1999     Technology, Inc.     Corporation   Corporate         Total
--------------------------------     ----------------     -----------   ---------         -----

Revenues                             $   58,893           $  996,386    $   - 0 -     $1,055,279
Operating Income (Loss)                 (62,174)              12,163      (83,581)      (133,592)
Net Interest                             15,090               23,821          -0-         38,911
Pre Tax Income (Loss)                   (77,264)             (11,658)     (83,581)      (172,503)
Net Income (Loss)                       (77,264)             (11,658)     (83,581)      (172,503)
Assets                                  410,440            3,628,545          -0-      4,109,185
Depreciation and amortization            11,554               79,655         - 0-         91,209
Additions to long-lived assets              -0-                - 0 -          -0-            -0-

Item 2. Management's Discussion and Analysis or Plan of Operation

This analysis should be read in conjunction with the condensed consolidated financial statements, the notes thereto, and the financial statements and notes thereto included in the Company's June 30, 2000 Annual Report on Form 10-KSB.

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

Results of Operations

Comparison of Three-Month Periods Ended September 30, 2000 and 1999

Revenues for the three months ending September 30, 2000, were $1,276,483, compared to $1,055,279 for the comparable period in fiscal 2000, for an increase in sales of $221,204 or 20%. Revenues for Steridyne Corporation were $941,090 compared to $996,386 for a decrease of $55,296 or 5%. Revenues for Medical Technology, Inc. were $335,393 compared to $58,893 for an increase of $276,500 or 569%. The increase was due to the Company shipping to a larger number of customers and also a distribution agreement just signed with a major distributor in the ophthalmic market.

Gross profit for the three months ending September 30, 2000 was $580,517, compared to $385,523 for the comparable period in fiscal 2000, or an increase of $194,994 or 51%. The Steridyne Product group has now been profitable for the past three quarters. The Photoscreener Product group is now profitable and management expects this to continue based upon the present level of business. The Company has recently announced its acquisition of the manufacturing and distribution rights to a state of the art urological incontinence device for female patients. It is expected that this new product will further help to bolster revenues and profit margins for the Company.

Operating expenses for the three months ending September 30, 2000 were $477,392, compared to $519,115 for the comparable period in fiscal 2000, or a decrease of $41,723, or 8%. Management expects to see further reductions in operating expenses as we see a full year effect of the cutbacks made in corporate salaries, services and facility costs as part of the recently completed reorganization. Interest expense was $66,047 for the three months ending September 30, 2000, compared to $38,911 or an increase of $27,136 or 70%.

Information about the Company's Industry Segments is included in Note 5 of the Notes to Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

At September 30, 2000, the Company had cash of $99,676 and working capital of $(227,411) as compared to $161,018 and ($176,251) at June 30, 2000. The decrease in the working capital is due to the increase of $322,730 of current maturities of long-term debt resulting from the Company's acquisition of rights to a urological incontinence device for female patients. This amount is payable in shares of the Company's Common stock.

During the quarter ending March 31, 2000, the Company borrowed over $1,000,000 from an affiliate of the Chief Executive Officer and Chairman of the Company to support the working capital needs of the Company. This loan is secured by substantially all of the assets of the Company and is guaranteed by the Company's subsidiaries. At September 30, 2000, $1,113,546 was outstanding and included in the balance sheet as of the same date. The interest rate for the loan is a fixed rate of twelve percent (12%) per annum, however, interest may be added to the loan principal at two times the interest payment due at the option of the Company with the written consent of the lender. During the first eighteen months of the loan the Company will pay only interest monthly. During the remaining forty-two (42) months of the loan the Company will pay principal, amortized over twenty years, and interest monthly, commencing on the first day of the nineteenth month and continuing on for forty-two months thereafter. The balance of the loan is due in full at the end of sixty months. At any time, at the option of the lender, the outstanding principal plus accrued and unpaid interest and expenses due may be paid in an amount of common stock of the Company at the rate of one share for every four cents owed to the lender (the "Conversion Rate"). The Conversion Rate had been determined at the time of the negotiations, based upon the previous sixty day average closing price per share of the Company's common stock as quoted on the Over-The-Counter Bulletin Board. The Conversion Rate will be adjusted for all stock splits subsequent to the loan agreement. In the event the conversion occurs it would change the ownership of the Company significantly.

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

On September 30, 2000, the Company was required to redeem the Series B Preferred stock into the Company's common stock valued at the average closing bid price for 30 days prior to the redemption at 120% of the original face value of the Series B Preferred shares including accretion. Accretion as of September 30, 2000 and June 30, 2000 was $384,000 and $351,960, respectively and is not reflected in the Company balance sheets. Management is in the process of making a proposal to redeem all Series B Preferred Stock with a new Series C Preferred Stock or cash in lieu of converting the entire issue into shares of the Company's common stock. The Company believes that the issuance of additional common shares at this time is not in the best interest of all shareholders. Management expects that the provisions of this restructuring will be agreed between the parties within the next few months.

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

                          PART II. - OTHER INFORMATION

ITEM 1. Legal Proceedings

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

10.9     Loan Agreement dated January 21, 2000 between the Company and International Investment Partners, Ltd.

10.10    Consulting Agreement between the Company and International Investment Partners, Ltd., effective January 1, 2000.

10.11    Letter of substitution MTEN Loan dated June 6, 2000.

10.12    Lenscrafters Litigation Management Consulting Agreement dated January 1, 2000.

10.13    Loan agreement between Medical Technology, Inc. and International Investment Partners, Ltd. dated January 21, 2000.

10.14    Medical Technology, Inc. Note dated January 21, 2000.

10.15    PatentCollateral  Assignment  and  Security  Agreement  between the  Company  and  International Investment Partners, Ltd.,
              effective January 21, 2000.

10.16    General Security Agreement between the Company and International Investment Partners, Ltd., effective January 21, 2000.

10.17    Guaranty and Surety Agreement between Steridyne and International Investment Partners, Ltd., effective January 21, 2000.

10.18    Guaranty and Surety Agreement between the Company and International Investment Partners, Ltd., effective January 21, 2000.

16.1     Letter on change in certifying  accountant  [Incorporated by reference to the Company's Current Report on Form 8-K for an event on April 26, 1996]

21.1     Subsidiaries.  Medical Technology, Inc. and Steridyne Corporation.

27.1 *   Financial data schedules.
-----------------------------------

(b)  Reports on Form 8-K.

     No reports on Form 8-K were filed during the last quarter of the period covered by this report.




*(Filed herewith, all other exhibits previously filed.)

                                   Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       AND

BY:                                       BY:
    /s/ Albert G. Dugan                          /s/ JEREMY P. FEAKINS
    -------------------------                    -------------------------
    Albert G. Dugan                             Jeremy P. Feakins, Chairman and
    Chief Accounting Officer                    Chief Executive Officer



Date: October 28, 2000