Form 10QSB
period 2000-12-31
MEDICAL TECHNOLOGY & INNOVATIONS INC /FL/
filed 2001-02-14
CIK 847464

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2000

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

Transitional Small Business Disclosure Format (Check One):  YES [_]    NO [X]

         As of December 31, 2000 40,657,248 shares of Common Stock, no par value, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

         Portions of the registrant's annual report filed with the Securities and Exchange Commission on Form 10-KSB, filed September 28, 2000.

                     MEDICAL TECHNOLOGY & INNOVATIONS, INC.

                                TABLE OF CONTENTS


PART I.           FINANCIAL INFORMATION

Item 1. Financial Statements

   Condensed Consolidated Balance Sheets
     December 31, 2000 (Unaudited) and June 30, 2000                          5

   Condensed Consolidated Income Statements
     For the Three Months and Six Months
         Ended December 31, 2000 and 1999 (Unaudited)                         6

   Consolidated Statements of Stockholders' Equity (Unaudited)                7

   Condensed Consolidated Statements of Cash Flows
     For the Six Months Ended December 31, 2000 and 1999 (Unaudited)          8

   Notes to Condensed Consolidated Financial Statements                       9

Item 2. Management's Discussion and Analysis or Plan of Operation             11


PART II.          OTHER INFORMATION

Item 1. Legal Proceedings                                                     12

Item 6. Exhibits and Reports on Form 8-K                                      13

SIGNATURES                                                                    15

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                     Medical Technology & Innovations, Inc.
                           Consolidated Balance Sheets
                       December 31, 2000 and June 30, 2000


                                                                                December 31, 2000         June 30, 2000
                                                                                   (Unaudited)
                                                                                ---------------------    ------------------
                                         Assets
Current Assets:
      Cash and Equivalents                                                      $             114,846    $          161,018
      Accounts Receivable, less allowances of $36,569 and $30,030, respectively               655,448               572,160
      Inventory                                                                               638,460               542,892
      Prepaid Expenses                                                                         38,359                46,696
                                                                                ---------------------    ------------------
      Total Current Assets                                                                  1,447,113             1,322,766
                                                                                ---------------------    ------------------
Fixed Assets:
      Land                                                                                    182,000               182,000
      Property & Equipment                                                                  1,153,511             1,153,512
      Less accumulated depreciation                                                          (680,162)             (623,897)
                                                                                ---------------------    ------------------
      Fixed Assets, net                                                                       655,349               711,615
                                                                                ---------------------    ------------------
Other Assets:
      Intangible Assets                                                                     2,516,587             1,897,120
                                                                                ---------------------    ------------------
Total Assets                                                                    $           4,619,049    $        3,931,501
                                                                                =====================    ==================
                      Liabilities and Stockholders' Equity
Current Liabilities:
      Accounts Payable                                                          $             462,656    $          448,155
      Accrued Liabilities
      Payroll and payroll taxes                                                                25,341               189,303
      Royalties                                                                               230,579               185,130
      Other                                                                                   260,902               188,678
      Current Maturities of Long-Term Debt                                                    740,751               487,751
                                                                                ---------------------    ------------------
      Total Current Liabilities                                                             1,720,229             1,499,017
Long-Term Debt, Net of Current Maturities                                                   1,633,060             1,432,681
                                                                                ---------------------    ------------------
Total Liabilities                                                                           3,353,289             2,931,698
                                                                                ---------------------    ------------------
Stockholders' Equity
      Common Stock, no par value, authorized 700,000,000 shares, outstanding
      40,657,248 and 34,017,248 shares, respectively                                       11,616,230            11,122,017
      Series A Convertible Preferred Stock, $100 par value, authorized 70,000
      shares, outstanding nil shares                                                            - 0 -                 - 0 -
      Series B Convertible Preferred Stock, $100 par value, authorized 1000
      shares, outstanding 266 shares                                                         1,596,000            1,596,000
      Preferred Stock, authorized 100,000,000 shares $1,000 par value, 12%,
      noncumulative, outstanding 22.5 shares                                                   22,500                22,500
      Treasury Stock, at cost (1,973,531 shares)                                             (436,799)             (436,799)
      Accumulated Deficit                                                                 (11,532,171)          (11,303,915)
                                                                                ---------------------    ------------------
      Total Stockholders' Equity                                                            1,265,760               999,803
                                                                                ---------------------    ------------------
Total Liabilities and Stockholders' Equity                                      $            4,619,049   $        3,931,501
                                                                                =====================    ==================


                 The accompanying notes are an integral part of
                      the condensed financial statements.

                     Medical Technology & Innovations, Inc.
                    Condensed Consolidated Income Statements
 For the Three Months and Six Months Ended December 31, 2000 and 1999(Unaudited)




                                                Three Months Ended                   Six Months Ended December
                                                   December 31,                                 31,
                                              2000               1999                2000                 1999
                                        ----------------    ---------------     -----------------   ------------------
Revenues                                      $  987,038         $1,118,819           $2,263,521           $2,174,098
Cost of Goods Sold                               605,281            709,002            1,301,247            1,378,758
                                        ----------------    ---------------     -----------------   ------------------
          Gross Profit                           381,757            409,817              962,274              795,340
                                        ----------------    ---------------     -----------------   ------------------
Operating Expenses
          Advertising                              2,948              8,567               11,439               10,711
          Selling, General,
          and Administrative                     589,501            737,412            1,058,403            1,254,383
                                        ----------------    ---------------     -----------------   ------------------
          Total Operating Expenses               592,449            745,979            1,069,842            1,265,094
                                        ----------------    ---------------     -----------------   ------------------
Income (Loss) from Operations                  (210,692)          (336,162)            (107,568)            (469,754)
          Interest expense, net                   54,641             28,812              120,688               67,723
                                        ----------------    ---------------     -----------------   ------------------
Net Income (Loss)                             ($265,333)         $(364,974)           ($228,256)           $(537,477)
                                        ================    ===============     =================   ==================

Net Income (Loss) per common share
           (basic and diluted)                $(.008)(*)         $(.014)(*)           $(.008)(*)           $(.021)(*)
                                        ================    ===============     =================   ==================

Weighted Average Outstanding Shares           36,003,474         28,525,207           37,110,581           28,525,207
                                        ================    ===============     =================   ==================


                 The accompanying notes are an integral part of
                      the condensed financial statements.

(*) Calculated including Series B Preferred Stock accretion of $32,040 for the three month and $64,080 for the six month periods ended December 31, 2000.

                     Medical Technology & Innovations, Inc.
           Consolidated Statements of Stockholders' Equity (Unaudited)
                              For the Periods Ended


                                                            Series A    Series B
                                                          Convertible Convertible                                           Total
                                  Common     Common        Preferred   Preferred  Preferred    Treasury    Accumulated Stockholders'
                                  Shares      Stock          Stock       Stock      Stock        Stock       Deficit        Equity

Balance at June 30, 1998          26,385,279 $ 9,632,183  $    - 0 -  $1,602,000    $22,500  ($309,742)   ($9,670,424)  $ 1,276,517

Purchase of Treasury Shares        (600,000)                                                  (127,057)                    (127,057)
Net Loss                                                                                                     (650,627)     (650,627)
Stock Issued for Services            983,974     172,409                                                                    172,409
Conversion of Series B Preferred
      Stock into common stock         54,081       6,000                  (6,000)
Conversion of Subordinated
      Notes into common stock        725,000     379,500                                                                    379,500

Balance at June 30, 1999          27,548,334 $10,190,092  $    - 0 -  $1,596,000    $22,500  ($436,799)  ($10,321,051)  $ 1,050,742

Conversion of Debentures
   Into Common stock               5,436,773     822,601                                                                    822,601
Stock Issued for Services          1,032,141     109,324                                                                   109,324
Net Loss                                                                                                     (982,864)     (982,864)


Balance at June 30, 2000          34,017,248 $11,122,017  $    - 0 -  $1,596,000    $22,500  ($436,799)  ($11,303,915)  $   999,803
Stock Issued for Intangible Assets 2,450,000     269,500                                                                    269,500
Stock Issued for Services          4,190,000     224,713                                                                    224,713
Net Loss                                                                                                     (228,256)     (228,256)

Balance at December 31, 2000      40,657,248 $11,616,230  $    - 0 -  $1,596,000     $22,50  ($436,799)  ($11,532,171)  $ 1,265,760


                 The accompanying notes are an integral part of
                      the condensed financial statements.

                     Medical Technology & Innovations, Inc.
           Condensed Consolidated Statements of Cash Flows (Unaudited)
               For the Six Months Ended December 31, 2000 and 1999


                                                                        2000                1999
                                                                        ----                ----
Cash flows from operating activities:
Net Income (Loss)                                                    ($228,256)          ($537,477)
Adjustments to reconcile net income (loss) to net cash (used)
provided in operating activities:
               Depreciation and Amortization                           168,120             179,605
               (Increase) in Accounts Receivable                       (83,288)           (287,022)
               (Increase) in Inventory                                 (95,568)            (85,490)
               Decrease in Prepaid Expenses                              8,337              54,266
               Increase in Accounts Payable                             14,502              83,526
               (Decrease) Increase in Accrued Liabilities              (46,289)            157,601
               Stock issued for services                               224,713              48,930
               Conversion of interest to debt                           22,547                -0-
                                                                   ------------       ------------
Net cash (used) provided in operating activities                       (15,182)           (386,061)
                                                                   ------------       ------------
Cash flows from investing activities:
               Purchase of Intangible Assets                           (25,691)                -0-
                                                                   ------------       ------------
Net cash provided (used) in investing activities                       (25,691)                -0-
                                                                   ------------       ------------
Cash flows from financing activities:
               Proceeds from issuance of Notes Payable                     -0-             631,098
               Repayment of Notes Payable                              ( 5,299)                -0-
                                                                   ------------       ------------
Net cash (used) provided from financing activities                     ( 5,299)            631,098
                                                                   ------------       ------------
Net increase (decrease) in cash and equivalents                        (46,172)            245,037
Cash and equivalents at beginning of period                            161,018              90,581
                                                                   ------------       ------------
Cash and equivalents at end of period                               $  114,846         $   335,618
                                                                   ===========        ============

Supplemental Disclosure:
  Cash paid during the six months for interest                     $    98,141        $     67,723
                                                                   ===========        ============
  Intangible assets acquired with Common stock                      $  705,630
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

          In February of 1998, the Board of Directors reduced the exercise price on all options granted to Company Executives to $.25 per share.

               The following is a summary of stock option transactions for the six months ended December 31, 2000 and 1999:

                                                  2000              1999
                                               --------------    --------------
          Outstanding July 1                        1,700,000         1,380,000
          Options granted                                   0                 0
          Options exercised                                 0                 0
          Options cancelled                         (240,000)         (283,332)
                                               --------------    --------------
          Outstanding, December 31                  1,460,000         1,096,668
                                               ==============    ==============
          Exercisable, end of period                1,456,668         1,003,338
                                               ==============    ==============


          The  proforma   disclosures  required  by  SFAS  123  "Accounting  for
          Stock-based Compensation", is not applicable due to immateriality.

3. Preferred Stock. The Company has three classes of preferred stock. The $1,000 par value convertible preferred stock is convertible into 14,985 shares of the Company's common stock.

          On September 30, 2000, the Company was required to redee the Series B Preferred stock into the Company's common stock valued at the average closing bid price for 30 days prior to the redemption at 120% of the original face value of the Series B Preferred shares including accretion. Accretion as of December 31, 2000 and June 30, 2000 was

          $416,040 and $351,960, respectively and is not reflected in the Company balance sheets. Management has made a proposal to redeem all Series B Preferred Stock with a new Series C Preferred Stock or cash in lieu of converting the entire issue into shares of the Company's Common stock. The Company believes that the issuance of additional common shares at this time is not in the best interest of all shareholders. Management expects that the provisions of this restructuring will be agreed between the parties within the next few months.

4. Warrants. The Company has issued warrants to purchase approximately 3.4 million shares of common stock as of December 31, 2000. The warrants relate to grants made in connection with an equity issuance and various services rendered. The warrants can be exercised at prices ranging from $1.00 to $2.72 per share. Approximately 3 million warrants expire in July 2001.

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


                                     Medical           Steridyne
Six Months ended December 31, 2000   Technology, Inc.  Corporation    Corporate      Total
----------------------------------   ----------------  -----------    -----------  ----------
Revenues                             $ 586,531         $ 1,676,990         - 0 -   $2,263,521
Operating Income (Loss)                 21,380             (74,948)    ($ 54,000)    (107,568)
Net Interest                            71,198              49,490         - 0 -      120,688
Pre Tax Income (Loss)                  (49,818)           (124,438)     ( 54,000)    (228,256)
Net Income (Loss)                      (49,818)           (124,438)     ( 54,000)    (228,256)
Assets                                 827,826           3,791,223         - 0 -    4,619,049
Depreciation and amortization           18,522             149,598         - 0 -      168,120
Addition to long-lived assets          731,321                 -0-         - 0 -      731,321




                                     Medical           Steridyne
Six Months ended December 31, 1999   Technology, Inc.  Corporation    Corporate      Total
----------------------------------   ----------------  -----------    -----------  ----------

Revenues                             $   149,399       $ 2,024,699         - 0 -   $ 2,174,098
Operating Income (Loss)                 (270,681)          (55,378)    ($143,695)     (469,754)
Net Interest                              29,399            38,324           -0-        67,723
Pre Tax Income (Loss)                   (300,080)         ( 93,702)     (143,695)     (537,477)
Net Income (Loss)                       (300,080)         ( 93,702)     (143,695)     (537,477)
Assets                                   436,385         4,065,756           -0-     4,502,141
Depreciation and amortization             23,108           156,497          - 0-       179,605
Additions to long-lived assets               -0-             - 0 -           -0-           -0-

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

Results of Operations

Comparison of Six-Month Periods Ended December 31, 2000 and 1999

Revenues for the first half of fiscal 2001 were $2,263,521, compared to $2,174,098 for the comparable period in fiscal 2000, for an increase in sales of $89,423 or 4%. Revenues for Steridyne Corporation were $1,676,990, compared to $2,024,699 for a decrease of $347,709 or 17%. This decrease in revenue was due to the decline in demand for Glass Thermometers. The demand for Glass Thermometers has decreased approximately 60% this fiscal year. Revenues for Medical Technology, Inc. were $586,531 compared to $149,399 for an increase of $437,132 or 293%. The increase was due to the distribution agreement signed with a major distributor in the ophthalmic market. Gross profit for the first half of fiscal 2001 was $962,274, compared to $795,340 or an increase of $166,934 or 21%. Due to the increase in the PhotoScreener sales which have a higher profit margin.

Operating expenses for the first half of fiscal 2001 were $1,069,842, compared to $1,265,094 or a decrease of $195,252 or 15%. Interest expense was $120,688 for the first half of fiscal 2001, compared to $67,723 for fiscal 2000 an increase of $52,965 or 78%.

Information about the Company's Industry Segments is included in Note 5 of the Notes to Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

At December 31, 2000, the Company had cash of $114,846 and working capital of $(273,116) as compared to $161,018 and ($176,251) at June 30, 2000. The increase in the working capital (deficit) is due to the loss experienced by the Company in the first half of fiscal 2001.

During the quarter ending March 31, 2000, the Company borrowed over $1,000,000 from an affiliate of the Chief Executive Officer and Chairman of the Company to support the working capital needs of the Company. This loan is secured by substantially all of the assets of the Company and is guaranteed by the Company's subsidiaries. At December 31, 2000, $1,113,546 was outstanding and included in the balance sheet as of the same date. The interest rate for the loan is a fixed rate of twelve percent (12%) per annum, however, interest may be added to the loan principal at two times the interest payment due at the option of the Company if the interest is not paid timely with the written consent of the lender. During the first eighteen months of the loan the Company will pay only interest monthly. During the remaining forty-two (42) months of the loan the Company will pay principal, amortized over twenty years, and interest monthly, commencing on the first day of the nineteenth month and continuing on for forty-two months thereafter. The balance of the loan is due in full at the end of sixty months. At any time, at the option of the lender, the outstanding principal plus accrued and unpaid interest and expenses due may be paid in an amount of common stock of the Company at the rate of one share for every four cents owed to the lender (the "Conversion Rate"). The Conversion Rate had been determined at the time of the negotiations, based upon the previous sixty day average closing price per share of the Company's common stock as quoted on the Over-The-Counter Bulletin Board. The Conversion Rate will be adjusted for all stock splits subsequent to the loan agreement. In the event the conversion occurs it would change the ownership of the Company significantly.

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

On September 30, 2000, the Company was required to redeem the Series B Preferred stock into the Company's common stock valued at the average closing bid price for 30 days prior to the redemption at 120% of the original face value of the Series B Preferred shares including accretion. Accretion as of December 31, 2000 and June 30, 2000 was $416,040 and $351,960, respectively and is not reflected in the Company balance sheets. Management is in the process of making a proposal to redeem all Series B Preferred Stock with a new Series C Preferred Stock or cash in lieu of converting the entire issue into shares of the Company's common stock. The Company believes that the issuance of additional common shares at this time is not in the best interest of all shareholders. Management expects that the provisions of this restructuring will be agreed between the parties within the next few months.

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

                          PART II. - OTHER INFORMATION

ITEM 1. Legal Proceedings

On February 15, 2000 the Company filed a lawsuit in the Common Pleas court of Dauphin County, Pennsylvania against LensCrafters, Inc. (LensCrafters) and its parent, Luxottica Group S.P.A. (Luxottica). The Company entered into a business relationship with LensCrafters to provide more than 600 of its PhotoScreener devices for use in the retail facilities of LensCrafters. In a written agreement dated August 25, 1998, LensCrafters committed that it would conduct a national marketing campaign in excess of $5 million to promote vision screening through the PhotoScreener. As part of that transaction, LenCrafters insisted on obtaining the right to purchase up to 1.2 million shares of the Company's stock because both LensCrafters and the Company believed that the introduction of the PhotoScreener in LensCrafters' retail facilities would greatly benefit the Company. The Company's complaint provides that the Company delivered the PhotoScreeners to LensCrafters, but LensCrafters has failed to meet its promotional and marketing commitments. LensCrafters did not proceed with the national promotional campaign, nor did it distribute the PhotoScreener units to its retail stores. The Complaint asserts that Luxottica, which owns LensCrafters, has directed LensCrafters to break its agreement with the Company. The complaint seeks substantial monetary damages from both Luxottica and LensCrafters. It asserts legal claims for breach of contract by LensCrafters, for misrepresentation and fraud by LensCrafters, and for intentional interference with contract by Luxottica. LensCrafters has removed the case to Federal Court, where it is now pending. LensCrafters also moved to refer the case to arbitration. Luxottica has filed a challenge to the jurisdiction of the Court. The Company vigorously contests both motions. A decision on these motions is expected in the near future.

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


Item 6. Exhibits and Reports on Form 8-K

(a)       Exhibits:
---       -----

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

10.10Consulting  Agreement  between  the Company  and  International  Investment
     Partners, Ltd., effective January 1, 2000.

9.11 Letter of substitution MTEN Loan dated June 6, 2000.

9.12 Lenscrafters Litigation Management Consulting Agreement dated January 1, 2000.

9.13 Loan  agreement   between  Medical   Technology,   Inc.  and  International
     Investment Partners, Ltd. dated January 21, 2000.

9.14 Medical Technology, Inc. Note dated January 21, 2000.

9.15 Patent Collateral Assignment and Security Agreement between the Company and International Investment Partners, Ltd., effective January 21, 2000.

9.16 General Security Agreement between the Company and International Investment Partners, Ltd., effective January 21, 2000.

9.17 Guaranty  and  Surety  Agreement   between   Steridyne  and   International
     Investment Partners, Ltd., effective January 21, 2000.

9.18 Guaranty  and  Surety  Agreement  between  Medical  Technology,   Inc.  and
     International Investment Partners, Ltd., effective January 21, 2000.

16.1 Letter on change in certifying accountant [Incorporated by reference to the Company's Current Report on Form 8-K for an event on April 26, 1996]

21.1 Subsidiaries. Medical Technology, Inc. and Steridyne Corporation.
------------------------------


     (b) Reports on Form 8-K. No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   Signatures




In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   AND
BY:                                      BY:
   /s/ Albert G. Dugan                     /s/ JEREMY P. FEAKINS
   ----------------------------            -------------------------------
   Albert G. Dugan                          Jeremy P. Feakins
   Chief Accounting Officer                 Chairman and Chief Executive Officer



Date:  February 7, 2001