Form 10-Q
period 2001-03-31
MEDICAL TECHNOLOGY & INNOVATIONS INC /FL/
filed 2001-05-14
CIK 847464

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2001

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________ to__________

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

     As of March 31, 2001 41,807,248 shares of Common Stock, no par value, of the registrant were outstanding.




DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the registrant's annual report filed with the Securities and Exchange Commission on Form 10-KSB, filed September 28, 2000.

                     MEDICAL TECHNOLOGY & INNOVATIONS, INC.

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

    Condensed Consolidated Balance Sheets
      March 31, 2001 (Unaudited) and June 30, 2000                         F-3

    Condensed Consolidated Income Statements
      For the Three Months and Nine Months
          Ended March 31, 2001 and 2000 (Unaudited)                        F-4

    Consolidated Statements of Stockholders' Equity (Unaudited)            F-5

    Condensed Consolidated Statements of Cash Flows
      For the Nine Months Ended March 31, 2001 and 2000 (Unaudited)        F-6

    Notes to Condensed Consolidated Financial Statements                   F-7

Item 2.  Management's Discussion and Analysis or
              Plan of Operation                                              8


PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                   10

Item 6. Exhibits and Reports on Form 8-K                                    10

SIGNATURES                                                                  13

                     Medical Technology & Innovations, Inc.
                           Consolidated Balance Sheets
                        March 31, 2001 and June 30, 2000

               Assets

                                                                  March 31,
                                                                    2001        June 30,
                                                                  (Unaudited)    2000
                                                                 ------------   -----------
Current Assets:
         Cash and Equivalents                                    $    105,792   $   161,018
         Accounts Receivable, less allowances of
            $45,857 and $30,030, respectively                         481,137       572,160
         Inventory                                                    542,331       542,892
         Prepaid Expenses                                              49,128        46,696
                                                                 ------------   -----------
         Total Current Assets                                       1,178,388     1,322,766
                                                                 ------------   -----------

Fixed Assets:
         Land                                                         182,000       182,000
         Property & Equipment                                       1,153,511     1,153,512
         Less accumulated depreciation                               (709,380)     (623,897)
                                                                 ------------   -----------
         Fixed Assets, Net                                            626,131       711,615
                                                                 ------------   -----------
Other Assets:
         Intangible Assets                                          2,468,255     1,897,120
                                                                 ------------   -----------
Total Assets                                                     $  4,272,774   $ 3,931,501
                                                                 ============   ===========

          Liabilities and Stockholders' Equity

Current Liabilities:
         Accounts Payable                                        $    284,749   $   448,155
         Accrued Liabilities
               Payroll and payroll taxes                                  -0-       189,303
               Royalties                                              182,122       185,130
         Other                                                        213,535       188,678
         Current Maturities of Long-Term Debt                         788,405       487,751
                                                                 ------------   -----------
         Total Current Liabilities                                  1,468,811     1,499,017

Long-Term Debt, Net of Current Maturities                           1,566,044     1,432,681
                                                                 ------------   -----------
Total Liabilities                                                   3,034,855     2,931,698
                                                                 ------------   -----------

Stockholders' Equity
         Common Stock, no par value, authorized
             700,000,000 shares, outstanding 41,807,248
             and 34,017,248 shares, respectively                   11,722,406    11,122,017
         Series A Convertible Preferred Stock, $100
             par value, authorized 70,000 shares,
             outstanding nil shares                                     - 0 -         - 0 -
         Series B Convertible Preferred Stock,
            $100 par value, authorized 1000 shares,
            outstanding 266 shares                                  1,596,000     1,596,000
          Preferred Stock, authorized 100,000,000 shares
            $1,000 par value, 12%, noncumulative,
            outstanding 22.5 shares                                    22,500        22,500
         Treasury Stock, at cost (1,973,531 shares)                  (436,799)     (436,799)
         Accumulated Deficit                                      (11,666,188)  (11,303,915)
                                                                 ------------   -----------
         Total Stockholders' Equity                                 1,237,919       999,803
                                                                 ------------   -----------
Total Liabilities and Stockholders' Equity                       $  4,272,774   $ 3,931,501
                                                                 ============   ===========

                   The accompanying notes are an integral part
                     of the condensed financial statements.

                     Medical Technology & Innovations, Inc.
                    Condensed Consolidated Income Statements
 For the Three Months and Nine Months Ended March 31, 2001 and 2000 (Unaudited)



                                                 Three Months Ended March 31,  Nine Months Ended March 31,
                                                       2001         2000          2001          2000
                                                    ----------  -----------     ----------  -----------
Revenues                                            $1,003,204  $1,337,225      $3,266,725  $3,511,323
Cost of Goods                                          560,816     768,487       1,862,063   2,147,245
                                                    ----------  -----------     ----------  -----------
Sold
          Gross Profit                                 442,388     568,738       1,404,662   1,364,078
                                                    ----------  -----------     ----------  -----------
Operating Expenses
          Advertising                                    8,140      14,362          19,579      25,073
          Selling, General,
               and Administrative                      514,771     502,392       1,573,174   1,756,775
                                                    ----------  -----------     ----------  -----------
          Total Operating Expenses                     522,911     516,754       1,592,753   1,781,848
                                                    ----------  -----------     ----------  -----------
Income (Loss) from Operations                          (80,523)     51,984        (188,091)   (417,770)
          Interest expense, net                         53,494      39,467         174,182     107,190
                                                    ----------  -----------     ----------  -----------
Net Income (Loss)                                    ($134,017)    $12,517       ($362,273)  ($524,960)
                                                    ==========  ===========     ==========  ===========

Net Income (Loss) per common share
           (basic and diluted)                       $(.004)(*)     $. - (*)    $(.012)(*)   $(.02)(*)
                                                    ==========  ===========     ==========  ===========



Weighted Average Outstanding Shares                 41,232,248   30,172,666     37,912,248  30,172,666
                                                    ==========  ===========     ==========  ===========


(*) Calculated including Series B Preferred Stock accretion of $32,040 for the three month and $96,120 for the nine-month periods ended March 31, 2001 and 2000.


                   The accompanying notes are an integral part
                     of the condensed financial statements.

                     Medical Technology & Innovations, Inc.
           Consolidated Statements of Stockholders' Equity (Unaudited)
                              For the Periods Ended



                                                            Series A    Series B
                                                           Convertible Convertible                                           Total
                                    Common         Common   Preferred   Preferred  Preferred  Treasury    Accumulated  Stockholders'
                                    Shares         Stock     Stock       Stock      Stock        Stock      Deficit       Equity
                                   ------------ ----------- ---------  ----------- ---------- ----------   -----------  -----------
         Balance at June 30, 1998   26,385,279  $ 9,632,183  $ - 0 -   $1,602,000   $22,500   ($309,742)   ($9,670,424)  $1,276,517

Purchase of Treasury Shares          (600,000)                                                 (127,057)                   (127,057)
Net Loss                                                                                                      (650,627)    (650,627)
Stock Issued for Services              983,974      172,409                                                                 172,409
Conversion of Series B Preferred
      Stock into common stock           54,081        6,000                (6,000)
Conversion of Subordinated
      Notes into common stock          725,000      379,500                                                                 379,500
                                   ------------ ----------- ---------  ----------- ---------- ----------  ------------  -----------

         Balance at June 30, 1999   27,548,334  $10,190,092 $ -0-      $1,596,000   $22,500   ($436,799)  ($10,321,051)  $1,050,742

Conversion of Debentures
      Into Common stock              5,436,773      822,601                                                                 822,601

Stock Issued for Services            1,032,141      109,324                                                                 109,324
Net Loss                                                                                                      (982,864)    (982,864)
                                   ------------ ----------- ---------  ----------- ---------- ----------  ------------  -----------

         Balance at June 30, 2000   34,017,248  $11,122,017 $ -0-      $1,596,000   $22,500   ($436,799)  ($11,303,915)  $ 999,803


Stock Issued for Intangible Assets   2,600,000      286,000                                                                286,000
Stock Issued for Services            5,190,000      314,389                                                                314,389
Net Loss                                                                                                                  (362,273)
                                   ------------ ----------- ---------  ----------- ---------- ----------  ------------  -----------
                                                                                                                          (362,273)

         Balance at March 31, 2001  41,807,248  $11,722,406 $ -0-      $1,596,000   $22,500    ($436,799)  ($11,666,188) $1,237,919
                                   ============ =========== =========  =========== ========== ==========  ============= ============

                   The accompanying notes are an integral part
                     of the condensed financial statements.

                     Medical Technology & Innovations, Inc.
           Condensed Consolidated Statements of Cash Flows (Unaudited)
                For the Nine Months Ended March 31, 2001 and 2000



                                                                                  2001                2000
                                                                                  ----                ----
Cash flows from operating activities:
Net Loss                                                                       ($362,273)          ($524,960)
Adjustments to reconcile net loss to net cash used
       in operating activities:
               Depreciation and Amortization                                     250,059             282,779
               (Increase) Decrease in Accounts Receivable                         91,023            (449,911)
               (Increase) Decrease in Inventory                                      561             (18,812)
               (Increase) in Prepaid Expenses                                     (2,432)            (22,974)
               (Decrease) in Accounts Payable                                   (163,406)           (341,048)
               (Decrease) Increase in Accrued Liabilities                       (167,454)            139,832
               Stock issued for services                                         314,389              48,930
               Conversion of interest to debt                                     22,547                 -0-
                                                                             ------------       ------------
Net cash (used) in operating activities                                          (16,986)           (886,164)
                                                                             ------------       ------------

Cash flows from investing activities:
               Purchase of Intangible Assets                                     (30,080)                -0-
                                                                             ------------       ------------
Net cash (used) in investing activities                                          (30,080)                -0-
                                                                             ------------       -----------

Cash flows from financing activities:
               Proceeds from issuance of Notes Payable                                -0-          1,000,000
               Repayment of Notes Payable                                        ( 8,160)            (72,892)
                                                                             ------------       ------------
Net cash (used) in provided from financing activities                             (8,160)            927,108
                                                                             ------------       ------------

Net increase (decrease) in cash and equivalents                                  (55,226)             40,944
Cash and equivalents at beginning of period                                      161,018              90,581
                                                                             ------------       ------------
Cash and equivalents at end of period                                         $  105,792         $   131,525
                                                                             ============       ============

Supplemental Disclosure:
  Cash paid during the nine months for interest                              $   151,645        $    107,190
                                                                             ============       ============
  Intangible assets acquired with Common stock                               $   705,630
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

     In February of 1998, the Board of Directors reduced the exercise price on all options granted to Company Executives to $.25 per share.

     The following is a summary of stock option transactions for the nine months ended March 31, 2001 and 2000:

                                                 2001               2000
                                           ----------         ----------
           Outstanding, July 1              1,700,000          1,380,000
           Options granted                          0                  0
           Options exercised                        0                  0
           Options cancelled                 (365,001)          (283,332)
                                            ---------         ----------
           Outstanding, March 31            1,334,999          1,096,668
                                            =========          =========
           Exercisable, end of period       1,329,998          1,003,338
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

     On September 30, 2000, the Company was required to redeem the Series B Preferred stock into the Company's common stock valued at the average closing bid price for 30 days prior to the redemption at 120% of the original face value of the Series B Preferred shares including accretion. Accretion as of March 31, 2001 and June 30, 2000 was $448,080 and $351,960, respectively and is not reflected in the Company balance sheets. Management has made a proposal to redeem all Series B Preferred Stock with a new Series C Preferred Stock or cash in lieu of converting the entire issue into shares of the Company's Common stock. The Company believes that the issuance of additional common shares at this time is not in the best interest of all shareholders. Management expects that the provisions of this restructuring will be agreed between the parties within the next few months.

4. Warrants. The Company has issued warrants to purchase approximately 3.4 million shares of common stock as of March 31, 2001. The warrants relate to grants made in connection with an equity issuance and various services rendered. The warrants can be exercised at prices ranging from $1.00 to $2.72 per share. Approximately 3 million warrants expire in July 2001.

5. Industry Segments. Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", requires the presentation of description information about reportable segments which is consistent with that made available to the management of the Company to assess performance. Since the Company subsidiaries operate in separate distinct industry segments, management of the overall business is conducted by separate subsidiaries. The Corporate segment includes salary and fringe benefits of the Chairman and a portion of similar costs related to the Chief Financial Officer, financial public relations costs and other costs not directly related to the operations of the business segments.

                                                 Medical        Steridyne
 Nine Months ended March 31, 2001           Technology, Inc.   Corporation      Corporate         Total
 --------------------------------           ----------------   -----------      ---------         -----

     Revenues                                  $ 785,952       $2,480,773            - 0 -     $3,266,725
     Operating Income (Loss)                    (39,254)         (49,436)       ($ 99,400)      (188,091)
     Net Interest                                100,161           74,021            - 0 -        174,182
     Pre Tax Income (Loss)                     (139,415)        (123,457)        ( 99,400)      (362,273)
     Net Income (Loss)                         (139,415)        (123,457)        ( 99,400)      (362,273)
     Assets                                      454,813        3,817,961            - 0 -      4,272,774
     Depreciation and amortization                29,283          220,776            - 0 -        250,059
     Addition to long-lived assets               735,710              -0-            - 0 -        735,710

                                              Medical         Steridyne
 Nine Months ended March 31, 2000          Technology, Inc.    Corporation      Corporate         Total
 --------------------------------          ----------------    -----------      ---------         -----
     Revenues                                  $ 278,848      $ 3,232,475           - 0 -      $3,511,323
     Operating Income (Loss)                   (320,805)           87,730      ($184,695)       (417,770)
     Net Interest                                 54,025           53,165             -0-         107,190
     Pre Tax Income (Loss)                     (374,830)           34,565       (184,695)       (524,960)
     Net Income (Loss)                         (374,830)           34,565       (184,695)       (524,960)
     Assets                                      515,180        3,853,145             -0-       4,368,325
     Depreciation and amortization                45,503          237,276            - 0-         282,779
     Additions to long-lived assets                  -0-            - 0 -             -0-             -0-

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

Results of Operations

Comparison of Nine-Month Periods Ended March 31, 2001 and 2000

Revenues for the three months ending March 31, 2001 were $1,003,204 compared to $1,337,225 for the comparable period in fiscal 2000, or a decrease of $334,021 or 25%. Revenues for Steridyne Corporation for the comparable periods were $803,783 and $1,207,776, or a decrease in sales of $403,993 or 33%. Revenue for Medical Technology, Inc for the comparable periods were $199,421 and $129,449 or an increase of $69,972 or 54%. Revenues for the nine months of the fiscal 2001 were $3,266,725, compared to $3,511,323 for the comparable period in fiscal 2000, for a decrease in sales of $244,598 or 7%. Revenues for Steridyne Corporation were $2,480,773 compared to $3,232,475 for a decrease of $751,702 or 23%. This decrease in revenue was due to the decline in demand for Glass
Thermometers. Glass Thermometer sales decreased $536,100 in the nine-month comparable periods or 49%. Revenues for Medical Technology, Inc. were $785,952 compared to $278,848 for an increase of $507,104 or 182%. The increase was due to the distribution agreement signed with a major distributor in the ophthalmic market. Gross profit for the nine months of fiscal 2001 was $1,404,662, compared to $1,364,078 or an increase of $40,584 or 3%.

Operating expenses for the nine months of fiscal 2001 were $1,592,753, compared to $1,781,848 or a decrease of $189,095 or 11%. Interest expense was $174,182 for the nine months of fiscal 2001, compared to $107,190 for fiscal 2000 an increase of $66,992 or 63%.

Information about the Company's Industry Segments is included in Note 5 of the Notes to Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

At March 31, 2001, the Company had cash of $105,792 and working capital of $(290,423) as compared to $161,018 and ($176,251) at June 30, 2000. The increase in the working capital (deficit) is due to the loss experienced by the Company in the nine months of fiscal 2001 and the purchase of intangible assets .

During the quarter ending March 31, 2000, the Company borrowed over $1,000,000 from an affiliate of the Chief Executive Officer and Chairman of the Company to support the working capital needs of the Company. This loan is secured by substantially all of the assets of the Company and is guaranteed by the Company's subsidiaries. At March 31, 2001, $1,113,546 was outstanding and included in the balance sheet as of the same date. The interest rate for the loan is a fixed rate of twelve percent (12%) per annum, however, interest may be added to the loan principal at two times the interest payment due at the option of the Company if the interest is not paid timely with the written consent of the lender. During the first eighteen months of the loan the Company will pay only interest monthly. During the remaining forty-two (42) months of the loan the Company will pay principal, amortized over twenty years, and interest monthly, commencing on the first day of the nineteenth month and continuing on for forty-two months thereafter. The balance of the loan is due in full at the end of sixty months. At any time, at the option of the lender, the outstanding principal plus accrued and unpaid interest and expenses due may be paid in an amount of common stock of the Company at the rate of one share for every four cents owed to the lender (the "Conversion Rate"). The Conversion Rate had been determined at the time of the negotiations, based upon the previous sixty day average closing price per share of the Company's common stock as quoted on the Over-The-Counter Bulletin Board. The Conversion Rate will be adjusted for all stock splits subsequent to the loan agreement. In the event the conversion occurs it would change the ownership of the Company significantly.

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

On September 30, 2000, the Company was required to redeem the Series B Preferred stock into the Company's common stock valued at the average closing bid price for 30 days prior to the redemption at 120% of the original face value of the Series B Preferred shares including accretion. Accretion as of March 31, 2001 and June 30, 2000 was $448,080 and $351,960, respectively and is not reflected in the Company balance sheets. Management has made a proposal to redeem all Series B Preferred Stock with a new Series C Preferred Stock or cash in lieu of converting the entire issue into shares of the Company's common stock. The Company believes that the issuance of additional common shares at this time is not in the best interest of all shareholders. Management expects that the provisions of this restructuring will be agreed between the parties within the next few months.

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

10.11     Letter of substitution MTEN Loan dated June 6, 2000.

10.12 Lenscrafters Litigation Management Consulting Agreement dated January 1, 2000.

10.13 Loan agreement between Medical Technology, Inc. and International Investment Partners, Ltd. dated January 21, 2000.

10.14     Medical Technology, Inc. Note dated January 21, 2000.

10.15 Patent Collateral Assignment and Security Agreement between the Company and International Investment Partners, Ltd., effective January 21, 2000.

10.16 General Security Agreement between the Company and International Investment Partners, Ltd., effective January 21, 2000.

10.17 Guaranty and Surety Agreement between Steridyne and International Investment Partners, Ltd., effective January 21, 2000.

10.18 Guaranty and Surety Agreement between Medical Technology, Inc. and International Investment Partners, Ltd., effective January 21, 2000.

16.1 Letter on change in certifying accountant [Incorporated by reference to the Company's Current Report on Form 8-K for an event on April 26, 1996]

21.1      Subsidiaries. Medical Technology, Inc. and Steridyne Corporation.
  ------------------

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



BY:
         /s/ JEREMY P. FEAKINS
         --------------------------
         Jeremy P. Feakins, Chairman and
         Chief Executive Officer



Date:  May 14, 2001