Form 10KSB
period 2001-06-30
MEDICAL TECHNOLOGY & INNOVATIONS INC /FL/
filed 2001-09-28
CIK 847464

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-KSB

(Mark One)

|X|  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 (Fee Required)

     For the fiscal year ended June 30, 2001

|_|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

     For the transition period from ___________ to ____________

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

     The issuer's revenues for its most recent fiscal year were $4,064,858.

     The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold or the average bid and asked prices of such stock as of September 20, 2001 was approximately
$2,612,953.

     As of June 30, 2001, 41,807,248 shares of Common Stock, no par value, of the registrant were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     None
     Transitional Small Business Disclosure Format (Check One): Yes [  ] No [X]

                                     PART I.

Item 1. Description of Business

General

Medical Technology & Innovations, Inc., f/k/a SouthStar Productions, Inc. (the
"Company") was incorporated in the state of Florida in January 1989. The Company operates through two wholly-owned subsidiaries, Medical Technology, Inc. ("MTI")
and Steridyne Corporation ("Steridyne"). MTI was incorporated in the state of
Iowa in April 1993 and Steridyne was incorporated in the state of Florida in
1996.

The Company acquired control of MTI in October of 1995 under the terms of a
Share Exchange Plan ("the Plan") with SouthStar Productions, Inc. ("SouthStar").
On August 1, 1996 the Company acquired the net assets and the right to the name of Steridyne. Effective April 1, 1999 the Company acquired certain key operating assets of the thermometer business of Florida Medical Corporation ("Florida
Medical"), a former manufacturer of glass thermometers and distributor of digital thermometers which then became a part of Steridyne.

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

Steridyne's primary professional product line is the Steritemp® sterile thermometer sheath and Steritemp II probe cover, a universal probe cover for the small hand-held electronic thermometer. These clinical products are packaged in over 30 distinct put-ups for the varied marketplace. This includes
Steritemp®'s own branded electronic thermometer and probe cover kits. A non-sterile economy sheath/probe cover line, Value Brand™, was recently introduced.

Steridyne's retail products include glass thermometer kits, electronic thermometer kits, sheath/probe covers, and forehead temperature indicators.

Steridyne has two extensive wound management product lines in the home healthcare market: Zero-G™ and SofSeat™, a range of gel flotation cushions offering full support at economical price levels.

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

Patents and Trademarks

In 1993, the Company obtained rights to U.S. Patent No. 4,989,968 for a photoscreening camera system that is now known as the PhotoScreener. This patent was granted to Dr. Howard Freedman and assigned to the Company. The Company has filed patent applications in Canada, Europe, and Japan.

In its acquisition of Steridyne assets in August 1996, the Company obtained rights to patents No. 4672700, No. 4753705, No. 4967758, No. 4614442, and No.
4593699, covering thermometer sheaths and probe covers, decubitus cushions and disposable liners for blood pressure cuffs. Steridyne's trademarks include
Steritemp, Zero-G, Dr. T.Rex and Sofseat.

In its acquisition of Florida Medical assets, the Company obtained rights to the trademarks RECOVER and TEMCOM for use on devices for taking temperatures including glass and digital thermometers.

Government Regulation

Certain aspects of the Company's business, principally the manufacture and sale of the PhotoScreener and Steridyne products are subject to regulation by the
U.S. Food and Drug Administration (FDA) as medical devices. The Company has received 510(k) clearances to market the PhotoScreener and all Steridyne products except the gel floatation cushions and sheaths that require listing only. The Company believes that it has completed all necessary governmental processes; however, if the FDA should determine otherwise, it could order the
Company to cease production of its products and recall products already sold.

Employees

As of June 30, 2001 and 2000, the Company employed 28 and 29 full-time employees, respectively. None of the Company's employees are represented by a labor union, and the Company considers its employee relations to be good.

Item 2. Description of Properties

The Company's principal executive and administrative offices are located in
Riviera Beach, Florida. The Company's manufacturing and distribution functions for Steridyne and MTI are also conducted at this facility. The facility is subject to a mortgage of approximately $204,000. The Company believes that its properties are well maintained, and its manufacturing equipment is in good operating condition and sufficient for current production.

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
The complaint seeks substantial monetary damages from both Luxottica and
LensCrafters. It asserts legal claims for breach of contract by LensCrafters, for misrepresentation and fraud by LensCrafters, and for intentional interference with contract by Luxottica. LensCrafters has removed the case to
Federal Court, where it is now pending. LensCrafters also moved to refer the case to arbitration. Luxottica has filed a challenge to the jurisdiction of the
Court. The Company vigorously contests both motions. A decision on these motions was expected to occur last year, but the Judge has not yet ruled. The Company's counsel continues to seek such rulings.

As of January 1, 2000 the Company entered into an Agreement with a company affiliated with the Chairman and Chief Executive Officer to provide litigation management services with regard to the proceedings against LensCrafters et al;
and to pay or advance all attorney's fees and other litigation costs incurred by the Company to pursue this litigation. If the Company is successful in receiving a judgment, award or settlement from this litigation, the litigation fees and other costs will be reimbursed and 10% of the gross judgment, award or settlement will be paid to that company. No costs or expenses will be reimbursed in the event the litigation is unsuccessful.

The Company, MTI and Steridyne are also parties to other pending legal proceedings in the ordinary course of their business. The Company does not expect these legal proceedings to have a material adverse effect on the
Company's financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

The following items were considered and acted upon at the Company's 2000 annual meeting of stockholders which was held April 24, 2001:

1.   The following director was elected, along with his respective votes received:

     Director          Term         Votes For     Votes Against    Votes Abstain
     Larry James       3 yr.        37,220,500    100              314,365

2.   Simon Lever & Company was ratified as the independent certified public accountants by a vote of 37,221,981 in favor, 251,091 votes against and
     61,893 abstain votes.

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

Quarter Ending        High        Low     Quarter Ending        High        Low

September 30, 2000    $.15       $.06     September 30, 1999    $.18       $.06
December 31, 2000      .13        .06     December 31, 1999      .09        .03
March 31, 2001         .10        .05     March 31, 2000         .48        .04
June 30, 2001          .07        .04     June 30, 2000          .27        .09

As of June 30, 2001, there were approximately 700 recordholders of common stock.
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

This form 10-KSB includes "forward looking statements" concerning the future operations of the Company. It is management's intent to take advantage of the
"safe harbor" provision of the Private Securities Litigation Reform Act of 1995.
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

Results of Operations

Fiscal Year Ended June 30, 2001 as Compared to June 30, 2000

Revenues for the fiscal year 2001 were $4,064,858, compared to $4,607,945 for the comparable period in fiscal 2000, or a decrease of $543,087 or 12%. Revenues for Steridyne Corporation were $3,095,197 compared to $4,151,177 for a decrease of $1,055,980 or 25%. This significant sales decrease results from the decline in demand for glass thermometers caused by several states banning glass thermometer sales in retail stores. The demand for glass thermometers still continues in the hospital/medical customer base. Revenues for Medical Technology were $969,661 compared to $456,768 for an increase of $512,893 or 112%. This large sales increase resulted primarily because of a distribution agreement signed with a major distributor in the ophthalmic market. Management is continuing to complete negotiations on several supply contracts which would effectively maintain Photoscreener sales at core levels achieved prior to the fulfillment of the Lenscrafter order in fiscal 1999.

Gross profit for the fiscal year 2001 was $1,760,636 compared to $1,844,784 for the comparable period in fiscal 2000, or a decrease of $84,148 or 5%. This decrease results because of the dramatic sales decline in Steridyne's glass thermometers sales with lower margins offset by a large increase in
Photoscreener sales at Medical Technology which have significantly higher profit margins. The Steridyne operations have achieved profitability on a cash basis for the past several months while the Photoscreener Product group has yet to achieve this level. The Company announced its acquisition of the manufacturing and distribution rights to a state of the art urological device for female patients during fiscal 2001. It is expected that this new product will further help to bolster revenues and profit margins for the Company.

Operating expenses during the fiscal year 2001 were $2,257,795, compared to
$2,591,342 for fiscal 2000, or a decrease $333,547, or 13%. Management expects to see this trend continue as we see the result of ongoing expense reduction and cost containment programs. Interest expense of $216,359 for fiscal 2001 decreased by $19,947 or 9% versus fiscal 2000.

Information about the Company's Industry Segments is included in Note 16 to the
Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

At June 30, 2001, the Company had cash of $15,434 and working capital of
($592,433) as compared to $161,018 and ($176,251) at June 30, 2000. If non-cash liabilities included in current liabilities at the end of fiscal 2001 are eliminated, the decrease in working capital between the two fiscal years reduces to approximately $179,000. This decrease in the working capital is primarily due to the Company's loss for the fiscal year 2001.

During the quarter ending March 31, 2000, the Company borrowed over $1,000,000 from an affiliate of the Chief Executive Officer and Chairman of the Company to
support the working capital needs of the Company. This loan is secured by substantially all of the assets of the Company and is guaranteed by the
Company's subsidiaries. At June 30, 2001 and 2000, $1,113,546 and $1,090,999,
respectively, was outstanding and included in the balance sheet as of the same dates. The interest rate for the loan is a fixed rate of twelve percent (12%)
per annum, however, interest may be added to the loan principal at two times the interest payment due at the option of the Company with the written consent of the lender. During the first eighteen months of the loan the Company will pay only interest monthly. During the remaining forty-two (42) months of the loan the Company will pay principal, amortized over twenty years, and interest monthly, commencing on the first day of the nineteenth month and continuing on for forty-two months thereafter. The balance of the loan is due in full at the end of sixty months. At any time, at the option of the lender, the outstanding principal plus accrued and unpaid interest and expenses due may be paid in an amount of common stock of the Company at the rate of one share for every four cents owed to the lender (the "Conversion Rate"). The Conversion Rate had been determined at the time of the negotiations, based upon the previous sixty day average closing price per share of the Company's common stock as quoted on the
Over-The-Counter Bulletin Board. The Conversion Rate will be adjusted for all stock splits subsequent to the loan agreement. In the event the conversion occurs it would change the ownership of the Company significantly.

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

Management made an offer in July of 2001 to the Series B Preferred Stock holders to redeem each share for $400 in cash and 45,000 shares of the Company's common stock. To date, over 90% of the Series B Preferred Stock holders have accepted the offer and have executed the redemption agreements. Management is in the process of working with the Company's transfer agent to complete the requirements of the Series B Preferred Stock Redemption agreement. It is anticipated that approximately 12,000,000 shares of the Company's common stock will be issued in connection with the redemption of the Series B Preferred Stock

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
management services with regard to the proceedings against LensCrafters et al;
and to pay or advance all attorney's fees and other litigation costs incurred by the Company to pursue this litigation. If the Company is successful in receiving a judgment, award or settlement from this litigation, the litigation fees and other costs will be reimbursed and 10% of the gross judgment, award or settlement will be paid to that company. No costs or expenses will be reimbursed in the event the litigation is unsuccessful.

Item 7. Financial Statements

Index to Consolidated Financial Statements:
                                                                         Page

Report of independent auditors for the years ended
     June 30, 2001 and 2000                                                9

Consolidated balance sheets as of June 30, 2001 and 2000                  10

Consolidated income statements for the years ended
     June 30, 2001 and 2000                                               11

Consolidated statements of stockholders' equity for the years ended
     June 30, 2001 and 2000                                               12

Consolidated statements of cash flows for the years ended
     June 30, 2001 and 2000                                               13

Notes to consolidated financial statements                                14

INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Medical Technology & Innovations, Inc.
Riviera Beach, Florida

     We have audited the accompanying consolidated balance sheets of Medical
Technology & Innovations, Inc. and subsidiaries as of June 30, 2001 and 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of
Medical Technology & Innovations, Inc. and subsidiaries as of June 30, 2001 and
2000, and consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

                                            /s/ SIMON LEVER & COMPANY

Lancaster, Pennsylvania
September 25, 2001

                     Medical Technology & Innovations, Inc.
                           Consolidated Balance Sheets
                                     June 30

                                     Assets

                                                     2001                  2000
Current Assets:
     Cash and Equivalents                      $   15,434            $  161,018
     Accounts Receivable, less
        allowances of $97,090
        and $30,030, respectively                 406,958               572,160
     Inventory                                    520,270               542,892
     Prepaid Expenses                              56,594                46,696
     Total Current Assets                         999,256             1,322,766

Fixed Assets:
     Land                                         182,000              182,000
     Property & Equipment                       1,151,174             1,153,512
     Less accumulated depreciation               (737,764)             (623,897)
     Fixed Assets, net                            595,410               711,615
Other Assets:
     Intangible Assets                          2,422,976             1,897,120

Total Assets                                   $4,017,642            $3,931,501
                                                =========             =========

                      Liabilities and Stockholders' Equity

Current Liabilities:
     Accounts Payable                          $  298,457            $  448,155
     Accrued Liabilities
         Payroll and payroll taxes                 45,857               189,303
         Royalties                                178,076               185,130
     Other                                        263,897               188,678
     Current Maturities of Long-Term Debt         805,402               487,751
     Total Current Liabilities                  1,591,689             1,499,017

Long-Term Debt, Net of Current Maturities       1,539,279             1,432,681

Total Liabilities                               3,130,968             2,931,698

Stockholders' Equity
     Common Stock, no par value,
        authorized 700,000,000 shares,
        outstanding 41,807,248 and
        34,017,248 shares, respectively        11,722,406            11,122,017
     Series A Convertible Preferred Stock,
        $100 par value, authorized 70,000
        shares, outstanding nil shares             - 0 -                 - 0 -
     Series B Convertible Preferred Stock,
        $100 par value, authorized 1000
        shares, outstanding 266 shares          1,596,000             1,596,000
     Preferred Stock, authorized 100,000,000
        shares $1,000 par value, 12%,
        noncumulative,
        outstanding 22.5 shares                    22,500                22,500
     Treasury Stock, at cost
        (1,973,531 shares)                       (436,799)             (436,799)
     Accumulated Deficit                      (12,017,433)          (11,303,915)
     Total Stockholders' Equity                   886,674               999,803
Total Liabilities and Stockholders' Equity     $4,017,642            $3,931,501
                                               ==========            ==========

The accompanying notes are an integral part of the financial statements.

                     Medical Technology & Innovations, Inc.
                         Consolidated Income Statements
                           For the Years Ended June 30

                                                   2001                  2000

Revenues                                       $4,064,858            $4,607,945
Cost of Goods Sold                              2,304,222             2,763,161
     Gross Profit                               1,760,636             1,844,784
Operating Expenses
     Advertising                                   22,634                31,551
     Selling, General,
        and Administrative                      2,235,161             2,559,791
     Total Operating Expenses                   2,257,795             2,591,342
(Loss) from Operations                           (497,159)             (746,558)
     Interest Expense, Net                        216,359               236,306
Net (Loss) from Operations                      ($713,518)           ($ 982,864)
                                                =========             =========
Net (Loss) per common share
        (basic and diluted)(*)                     ($.021)               ($.035)
                                                =========             =========

Weighted Average Outstanding Shares            39,666,415            31,795,545
                                                =========             =========

(*) Calculated including Series B Preferred Stock accretion of $127,680 in each of the fiscal years ended June 30, 2001 and 2000; respectively.

The accompanying notes are an integral part of the financial statements.

                     Medical Technology & Innovations, Inc.
                 Consolidated Statements of Stockholders' Equity
                               For the Years Ended

                                                         Series A      Series B
                                                       Convertible   Convertible                                          Total
                                 Common      Common     Preferred     Preferred   Preferred   Treasury   Accumulated   Stockholders'
                                 Shares       Stock       Stock         Stock       Stock       Stock      Deficit        Equity

   Balance at June 30, 1998   26,385,279   $9,632,183   $  - 0 -     $1,602,000    $22,500   ($309,742) ($ 9,670,424)  $1,276,517
Purchase of Treasury Shares     (600,000)                                                     (127,057)                  (127,057)
Net Loss                                                                                                    (650,627)    (650,627)
Stock Issued for Services        983,974      172,409                                                                     172,409
Conversion of Series B
  Preferred Stock into
  common stock                    54,081        6,000                    (6,000)
Conversion of Subordinated
  Notes into common stock        725,000      379,500                                                                     379,500

   Balance at June 30, 1999   27,548,334  $10,190,092   $  - 0 -     $1,596,000    $22,500   ($436,799) ($10,321,051)  $1,050,742
Conversion of Debentures
  Into Common stock            5,436,773      822,601                                                                     822,601

Stock Issued for Services      1,032,141      109,324                                                                     109,324
Net Loss                                                                                                    (982,864)    (982,864)

   Balance at June 30, 2000   34,017,248  $11,122,017   $  - 0 -     $1,596,000    $22,500   ($436,799) ($11,303,915)   $ 999,803
Stock Issued for
  Intangible Assets            2,600,000      286,000                                                                     286,000
Stock Issued for Services      5,190,000      314,389                                                                     314,389
Net Loss                                                                                                    (713,518)    (713,518)
   Balance at June 30, 2001   41,807,248  $11,722,406   $  - 0 -     $1,596,000    $22,500   ($436,799) ($12,017,433)   $ 886,674
                              ==========   ==========   =========     ==========   ========   =========  ============   =========

The accompanying notes are an integral part of the financial statements.

                     Medical Technology & Innovations, Inc.
                      Consolidated Statements of Cash Flows
                           For the Years Ended June 30

                                                             2001             2000
Cash flows from operating activities:
Net Loss                                                  ($713,518)       ($982,864)
Adjustments to reconcile net loss to net cash (used)
   in operating activities:
     Depreciation and Amortization                          324,751          376,580
     Decrease (Increase) in Accounts Receivable             165,202         (133,953)
     Decrease (Increase) in Inventory                        22,622          (29,534)
     (Increase) Decrease in Prepaid Expenses                 (9,898)          44,306
     (Decrease) in Accounts Payable                        (149,698)        (459,984)
     (Decrease) Increase in Accrued Liabilities             (75,281)         140,123
     Stock issued for services                              314,389          109,324
     Conversion of interest to debt                          22,547           90,999
Net cash (used) in operating activities                     (98,884)        (845,003)

Cash flows from investing activities:
     Purchase of Intangible Assets                          (28,772)           -0-
Net cash (used) in investing activities                     (28,772)           -0-

Cash flows from financing activities:
     Proceeds from issuance of Notes Payable                  -0-          1,000,000
     Repayment of Notes Payable                             (17,928)         (84,560)
Net cash (used) provided from financing activities          (17,928)         915,440
Net (decrease) increase in cash and equivalents            (145,584)          70,437
Cash and equivalents at beginning of year                   161,018           90,581
Cash and equivalents at end of year                       $  15,434         $161,018
                                                          =========         ========

Supplemental Disclosure:
  Cash paid during the year for interest                  $ 193,812       $  108,745
                                                          =========         ========
  Conversion of subordinated notes into common stock      $   -0-         $  822,601
                                                          =========         ========
  Common stock issued for intangible assets               $ 286,000       $    -0-
                                                          =========         ========

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

     Intangible Assets.  Intangible assets consist primarily of goodwill of
     $2,262,708 associated with the acquisition of Steridyne which is being amortized over fourteen years and patents which are amortized on a straight-line basis over their estimated remaining lives. Accumulated amortization on intangible assets totals $1,170,165 and $959,280 at June
     30, 2001 and 2000, respectively. Intangible assets also includes $736,739 paid for the assignment of all rights, title and interest in four medical devices and the related technology. Substantially all of this amount was paid by the Company issuing common stock. This amount is not being amortized at this time.

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

     Estimates.  The preparation of financial statements in conformity with U.S.
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

3.   Inventories.  Inventories consisted of the following at June 30, 2001 and
     2000:

                                                  2001                  2000

            Raw materials                       $406,900              $503,726
            Work in process                            0                     0
            Finished goods                       113,370                39,166
                                                $520,270              $542,892
                                                ========              ========

4.   Fixed Assets.  Fixed assets consisted of the following at June 30, 2001 and 2000:

                                                  2001                  2000

            Plant & equipment                 $  858,172            $  860,510
            Land                                 182,000               182,000
            Computer equipment and software      177,414               177,414
            Furniture and fixtures               115,588               115,588
                                               1,333,174             1,335,512
            Less: Accumulated Depreciation      (737,764)             (623,897)
                                              $  595,410            $  711,615
                                              ==========            ==========

5.   Long-Term Debt.  Long-Term Debt consisted of the following at June 30, 2001 and 2000:
                                                                          2001                  2000

           12% convertible note due to an affiliate of              $  1,113,546          $  1,090,999
           the Chief Executive Officer and Chairman of
           the Company, due January 21, 2005,  interest
           payable monthly, principal amortized over
           twenty years, commencing the nineteenth
           month and continuing for forty-two months,
           balance to be paid at the end of sixty months,
           secured by substantially all of the assets of the
           Company and is guaranteed by the Company's
           subsidiaries

           Technology Transfer Obligation, due September 1,              419,630                 -0-
           2002, non-interest bearing, fully payable by
           issuing 3,800,000 shares of the Company's
           common stock, 2,150,000 are required to be issued
           on September 1, 2001

           15% note, due July 2002, principal and                         51,056                51,624
           interest payable monthly with three additional
           principal payments of $7,000 due on September 30
           and December 30, 2001  and March 30, 2002,
           secured by substantially all of the assets of a
           subsidiary of the Company, except for the Company's
           parent, and guaranteed by the Company's Chief
           Executive Officer and major stockholder

           15% note, due July 2002, principal and                         67,246                82,808
           interest payable monthly with three additional
           principal payments of $7,000 due on September 30
           and December 30, 2001  and March 30, 2002,
           secured by substantially all of the assets of a
           subsidiary of the Company, except for the Company's
           parent, and guaranteed by the Company's Chief
           Executive Officer and major stockholder

           10.0% convertible note, due March 2001, interest               84,959                80,816
           payable quarterly

           10.0% convertible note, due March 2002, interest               84,959                80,816
           payable quarterly

           Revolving $235,000 credit line, due on demand,                235,000               235,000
           interest payable monthly at 10.5%, facility
           guaranteed by the Company's Chief Executive
           Officer and major stockholder and secured
           by certain of his personal assets

           9.5% note, due December 2011, principal and                   204,374               218,766
           interest payable monthly, secured by mortgage

           Unsecured notes payable, due various dates,
           interest payable at various rates from 0% to 10%               83,911                79,603
           Total notes payable                                         2,344,681             1,920,432
           Less: amounts due in one year                                (805,402)             (487,751)
                                                                    $  1,539,279            $1,432,681
                                                                       =========             =========

     The 12% note, due January 21, 2005 is convertible at any time at the option of the lender, into shares of the Company's Common Stock at the rate of one share for every four cents owed to the lender (the "Conversion Rate"). The
     Conversion Rate had been determined at the time of negotiations, based upon the previous sixty day average closing price per share of the Company's common stock as quoted on the Over-The-Counter Bulletin Board. The
     Conversion Rate will be adjusted for all stock splits subsequent to the loan agreement. In the event the conversion occurs it would change the ownership of the Company.  During fiscal 2001 and 2000, the Company opted not to make certain interest payments then due and rolled $22,547 and
     $90,999, respectively, into the principal amount due in accordance with the provisions of the Loan Agreement.

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

     The amount of long-term debt maturing in each of the next five fiscal years is $805,402 in 2002, $274,982 in 2003, $58,160 in 2004, $971,706 in 2005,
     and $8,160 in 2006.

6.   Lease Expense.  The Company leases various equipment and warehouse space under operating lease agreements.  Rent expense for the fiscal years ended
     June 30, 2001 and 2000 amounted to $37,435 and $58,911 respectively. Future minimum annual rentals for subsequent fiscal years are as follows at June
     30, 2001:
                 Fiscal           Lease
                  Year           Payments
                  2002           $ 45,056
                  2003             32,585
                  2004             28,438

7.   Earnings (Loss) Per Share.  Earnings (loss) per common share is computed by dividing net income (loss)by the weighted  average number of common shares and dilutive potential common shares outstanding.  The average number of shares used to compute basic earnings per share was 39,666,415 and
     31,795,545 for the fiscal years ended June 30, 2001 and 2000 respectively.
     The dilutive potential common shares were anti-dilutive for the years ending June 30, 2001 and 2000 and, accordingly, basic and dilutive earnings
     (loss) per share was approximately the same.

8.   Income Taxes.  The Company did not incur any income tax expense for its fiscal years ending June 30, 2001 and 2000, respectively.  As of June 30,
     2001 the Company has sustained in excess of $11 million in net operating losses (NOLs) for tax purposes.  These NOLs will expire in various amounts if not utilized between 2004 and 2015 and are subject to limitations should the ownership of the Company significantly change. The deferred tax asset resulting from the above NOL carryforwards has not been recorded in the accompanying financial statements since management believes a valuation allowance is necessary to reduce the deferred tax asset.  Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income.

9.   Royalty Agreement. The Company is the owner of a patent on a photoscreening device from which MTI derives substantially all of its revenues.  The terms of the royalty agreement require the Company to pay a royalty to the inventor of six percent (6.0%) of net PhotoScreener sales, up to December
     31,1999 and seven percent (7%) thereafter.  The amount of royalties accrued by the Company were $25,756 and $35,471 for its fiscal years ending June
     30, 2001 and 2000, respectively, under this agreement.

     In accordance with the terms of the purchase agreement with Florida Medical
     Corporation, the Company and the former owner of Florida Medical
     Corporation agreed to share equally in the profits resulting from the
     Company's thermometer sales to former Florida Medical customers.
     Accordingly, the Company has accrued $152,320 of royalty expense at June
     30, 2001 due to the former owner of Florida Medical Corporation.

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
     Accretion as of June 30, 2001 and 2000 was $479,640 and  $351,960,
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

     Management made an offer in July of 2001 to the Series B Preferred Stock holders to redeem each share for $400 in cash and 45,000 shares of the
     Company's common stock.  To date, over 90% of the Series B Preferred Stock holders have accepted the offer and have executed the redemption agreements.  Management is in the process of working with the Company's transfer agent to complete the requirements of the Series B Preferred Stock
     Redemption agreement.  It is anticipated that approximately 12,000,000 shares of the Company's common stock will be issued in connection with the redemption of the Series B Preferred Stock.

11.  Stock Option Plans. In October of 1995 officers of the Company were granted options to acquire up to 2.0 million shares of common stock at an exercise price of $1.50 per share.  The options were exercisable ratably over a trading three year period commencing with the quarter ending June 30, 1996.

     In April of 1996 the Company's shareholders approved the 1996 Stock Option
     Plan, which allows the board of directors to grant up to 3.0 million options.  During fiscal 2001, no options were granted.  During fiscal 2000 and 1999, 1,220,000 and 120,000 options were granted, respectively.  All options granted in fiscal 2000 were exercisable immediately at a strike price of $.25 per share.  Of the 120,000 options granted in fiscal 1999,
     20,000 are exercisable ratably over a three-year period commencing with the grant date at an exercise price of $.25 per share.  The remaining options granted in fiscal 1999 were exercisable immediately at an exercise price of
     $.50 per share.

     In September of 1997 and February of 1998, the Board of Directors reduced the exercise price on all options granted to Company Executives to $.25 per share.

     The following is a summary of stock option transactions for the years ended
     June 30, 2001 and 2000:

                                                      2001               2000
           Outstanding, beginning of year          1,700,000          1,380,000
           Options granted                                 0          1,220,000
           Options exercised                               0                  0
           Options cancelled                      (366,668)        (900,000)
           Outstanding, end of year                1,333,332          1,700,000
                                                   =========          =========
           Exercisable, end of year                1,333,332          1,693,334
                                                   =========          =========

     Fair value of the stock options is assumed to be zero.  Therefore, the pro forma effects on the Company's net loss and loss per share are not presented.

12.  Warrants.  The Company has issued warrants to purchase approximately 3.4 million shares of common stock as of June 30, 2000. The warrants relate to grants made in connection with an equity issuance and various services rendered. The warrants can be exercised at prices ranging from $1.00 to
     $2.72 per share.  Approximately 3 million warrants expired in July 2001.
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

     During fiscal 2001, the Company accrued consulting fees payable to the
     Company's Chairman and Chief Executive Officer amounting to $176,500.  Of this amount, $90,000 was payable at the end of fiscal 2001.

     During fiscal 2000, the Company paid consulting fees to the Company's
     Chairman and Chief Executive Officer amounting to $118,500 and to the
     Company's former Chief Financial Officer and Director amounting to $51,250.
     Both individuals did not receive a salary from the Company during fiscal
     2000.

     The Company paid consulting fees amounting to $20,000 during 2000 to an affiliated company of the Chairman and Chief Executive Officer for accounting and related financial services.

     During the quarter ending March 31, 2000, the Company borrowed over
     $1,000,000 from an affiliate of the Chief Executive Officer and Chairman of the Company to support the working capital needs of the Company. This loan is secured by substantially all of the assets of the Company and is guaranteed by the Company's subsidiaries. At June 30, 2001 and 2000,
     $1,113,456 and $1,090,999 was outstanding and included in the balance sheet, respectively. The interest rate for the loan is a fixed rate of twelve percent (12%) per annum, however, interest may be added to the loan principal at two times the interest payment due at the option of the
     Company with the written consent of the lender.

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

     As of January 1, 2000 the Company entered into an Agreement with a company affiliated with the Chairman and Chief Executive Officer to provide litigation management services with regard to the proceedings against
     LensCrafters et al; and to pay or advance all attorney's fees and other litigation costs incurred by the Company to pursue this litigation. If the
     Company is successful in receiving a judgment, award or settlement from this litigation, the litigation fees and other costs will be reimbursed and
     10% of the gross judgment, award or settlement will be paid to that company. No costs or expenses will be reimbursed in the event the litigation is unsuccessful.

14.  Fair Value of Financial Instruments. The estimated fair values of the
     Company's financial instruments as of June 30, 2001 and 2000 are as follows:

                                             2001                           2000
                                    Carrying          Fair         Carrying          Fair
                                    Amount            Value        Amount            Value

          Accounts Receivable     $  406,958      $  406,958     $  572,160      $  572,160
          Accounts Payable           298,457         298,457        448,155         448,155
          Accrued Expenses           487,830         487,830        563,111         563,111
          Long-term Debt           2,344,681       2,344,681      1,920,432       1,920,432

     The estimated fair value of long-term debt approximates the carrying amount based upon the borrowing rates currently available to the Company for loans with similar terms and maturities.  The fair value of accounts receivable, accounts payable, and accrued expenses approximates their carrying amount.

15.  Major Customers.  For the fiscal years ended June 30, 2001 and 2000 the
     Company had no major customer that accounted for more than 10% of sales.

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

                                                          Medical          Steridyne
                   Fiscal 2001                        Technology, Inc.    Corporation      Corporate        Total

         Revenues                                        $ 969,661        $3,095,197          - 0 -      $4,064,858
         Operating Income (Loss)                          (109,638)         (137,941)     ($249,580)       (497,159)
         Net Interest                                      121,176            95,183          - 0 -         216,359
         Pre Tax Income (Loss)                            (230,814)         (233,124)      (249,580)       (713,518)
         Net Income (Loss)                                (230,814)         (233,124)      (249,580)       (713,518)
         Assets                                          1,025,328         2,992,314          - 0 -       4,017,642
         Depreciation and amortization                      40,044           284,707          - 0 -         324,751
         Addition to long-lived assets                      28,772            - 0 -           - 0 -          28,772

                                                          Medical          Steridyne
                   Fiscal 2000                        Technology, Inc.    Corporation      Corporate        Total

         Revenues                                        $ 456,768        $4,151,177          - 0 -      $4,607,945
         Operating Income (Loss)                          (719,716)          184,853      ($211,695)       (746,558)
         Net Interest                                      157,448            78,858          - 0 -         236,306
         Pre Tax Income (Loss)                            (877,164)          105,995       (211,695)       (982,864)
         Net Income (Loss)                                (877,164)          105,995       (211,695)       (982,864)
         Assets                                            251,238         3,680,263          - 0 -       3,931,501
         Depreciation and amortization                      45,120           331,460          - 0 -         376,580
         Additions to long-lived assets                     - 0 -             - 0 -           - 0 -          - 0 -

                                                          United
           Geographic Area Information                    States             Europe           Asia           Total

         2001 Sales                                     $3,864,305          $108,517        $92,036      $4,064,858
            Long-lived Assets                            3,018,386            - 0 -           - 0 -      $3,018,386

         2000 Sales                                     $4,522,945           $22,500        $62,500      $4,607,945
            Long-lived Assets                            2,608,735            - 0 -           - 0 -      $2,608,735

17.  Subsequent Event. In September 2001, the Company sold the land and building located in Riviera Beach, FL housing its principal executive offices, administration, manufacturing and marketing to an affiliate of the Chairman and Chief Executive Officer. Coincident with the sale, the Company entered into a one year lease with the new owner to rent the premises with automatic yearly renewals. The total proceeds of the real estate sale amounted to $600,000 with $205,895 being paid to satisfy the existing mortgage on the premises, $5,736 to pay related fees and $388,369 being applied as a prepayment against a loan the Company entered into in January
     21, 2000 with an affiliate of the Chief Executive Officer and Chairman.

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

     In view of these matters, realization of a major portion of the assets in the accompanying consolidated balance sheet is dependent upon continued
     operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements and the success of its future operations. Management is in the process of cutting back on administrative staff in line with present sales levels and in developing several new unique products for the retail market which utilizes the Company's special packaging capabilities. Management believes that actions presently being taken to revise the Company's operating and financial requirements will provide the opportunity for the Company to continue as a going concern.

Item 8.  Changes in and Disagreements With Accountants on Accounting and
         Financial Disclosure
     There were no disagreements between the Company and their independent accountants.

                                    PART III.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
        With Section 16(a) of the Exchange Act

NAME                     POSITION WITH COMPANY     DATE ELECTED DIRECTOR     TERM OF OFFICE      AGE

Jeremy Feakins              Director, Chief              April 1999             3 years           47
                           Executive Officer
Joseph Del Vecchio          Director, Chief              April 2000             3 Years           60
                           Operating Officer
Larry James              Director, Senior Vice           April 2001             3 Years           50
                           President of New
                               Products
Mathew Crimmins                Director                  April 2000             3 years           69

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

Mr. Joseph Del Vecchio joined the Company in November 1998 as Senior Vice
President and General Manager of Steridyne Corporation. Mr. Del Vecchio was
previously employed by Sulzer Oscar, Inc. He started as a technical, sales and marketing consultant in 1988, was appointed Vice President/General Manager in
August 1991 and President in April 1998. He had responsibility for manufacturing, facility operation, and distribution of class III and class II medical devices. Corporate marketing, administrative, technical, regulatory and production personnel were also under his direction. Mr. Del Vecchio's organization achieved ISO-9000 certification for the facility in 1996. Mr. Del
Vecchio is a CMR Graduate from the Certified Medical Representative Institute,
Roanoke Virginia. Mr. Del Vecchio left the employ of the Company in July 2001 to pursue other interests and also resigned from the Board of Directors.

Mr. Larry James joined the Company in September 2000 as Senior Vice President of
Research and Development. He was formerly President of James Medical Marketing &
Design, a medical products design company. He has extensive experience in product development, marketing, sales, national accounts, strategic planning, product launches, new business development and operations. He is a graduate of
St. John's Hospital School of Urology (1971) and, after completion of a four year internship, received his Board Certified Urological Physicians Assistant degree from the American Urological Association in conjunction with the
University of Missouri, Kansas City (1974). Mr. James resigned from the
Company's Board of Directors in September of 2001 for personal reasons.

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

Based solely on its review of the copies of such forms received by it, or based upon representations that no Form 5 was required, Messrs. Feakins and Joseph Del
Vecchio did not timely file Form 5 for the fiscal year ending June 30, 2001 as follows:

Name                       No. of Late Reports
Jeremy Feakins                      1
Joseph Del Vecchio                  1

Item 10. Executive Compensation

SUMMARY COMPENSATION TABLE

The following table sets forth information concerning the compensation of the
Company's Executive Officers whose compensation exceeded $100,000 for the fiscal years ending June 30, 2001 and 2000.

----------------- ------- ----------------------------------- --------------------------------- ---------- ---------------
Name and
Principal         Fiscal                                                                                   All Other
Position(1)       Year    Annual Compensation                 Long-Term Compensation                       Compensation
----------------- ------- ----------------------------------- --------------------------------- ---------- ---------------
                                                Other
                          Salary      Bonus     Annual Comp.  Awards                            Payouts
----------------- ------- ----------- --------- ------------- ------------------ -------------- ---------- ---------------
                                                              Restricted Stock                  LTIP
                                                              Award(s)           Options/SARs   Payouts
----------------- ------- ----------- --------- ------------- ------------------ -------------- ---------- ---------------
J. Feakins,       2001        $0          0                       0                  0              0        176,500
Chief Executive
Officer           2000        $0          0                       0               500,000           0        118,500
----------------- ------- ----------- --------- ------------- ------------------ -------------- ---------- ---------------
J. Del Vecchio    2001     $152,628       0                       0                  0              0           0
Chief Operating
Officer           2000     $136,260       0                       0                  0              0           0
----------------- ------- ----------- --------- ------------- ------------------ -------------- ---------- ---------------

1.   Each executive is furnished with an automobile for business and personal use. The compensation specified in the preceding table does not include the value of non-business use, as the amount is not material.

                         AGGREGATED OPTION EXERCISES IN
                       THE FISCAL YEAR ENDED JUNE 30, 2001
                        AND FISCAL YEAR END OPTION VALUES

--------------- --------------------- ----------------- -------------------- -------------------- ---------------------
                                                          No. of Shares of                        Value of Unexercised
                                                            Common Stock                              in-the-money
                                                             Underlying                                 Options
                   No. of Shares                       Unexercised Options      Exercisable          Exercisable
Name             Acquired on Exercise  Value Realized    @ Fiscal Year End     /Un-exercisable     /Un-exercisable
--------------- --------------------- ----------------- -------------------- ------------------- ---------------------
J. Feakins                0                   0               550,000             550,000/0                0
--------------- --------------------- ----------------- -------------------- ------------------- ---------------------
R. Ballheim               0                   0               400,000             400,000/0                0
--------------- --------------------- ----------------- -------------------- ------------------- ---------------------
G. Hartman                0                   0               320,000             320,000/0                0
--------------- --------------------- ----------------- -------------------- ------------------- ---------------------

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information concerning all persons known to the
Company to be the beneficial owners of more than 5% of the Company's Common
Stock, (ii) the ownership interest of each director and nominee, and (iii) by all directors and executive officers as a group calculated as of June 30, 2001.

NAME                     POSITION                             AMOUNT AND NATURE      PERCENT OF
                                                                  OF BENEFICIAL       OWNERSHIP
                                                                      OWNERSHIP
Jeremy Feakins           Director, Chief Executive Officer            9,734,271           23.3%
Joseph Del Vecchio       Director, Chief Operating Officer              795,210            1.9%
Larry James              Director, Senior Vice President              2,000,000            4.8%
Mathew Crimmins          Director                                             0              0

All Executive Directors
   and Officers as a Group                                           12,529,481           30.0%

Item 12. Certain Relationships and Related Transactions

During the fiscal year ended June 30, 1999 the Company borrowed $40,000 from an affiliate of the Chief Executive Officer and a Director of the Company. On June
30, 1999, the amount was outstanding and included in the balance sheet as of the same date. The amount was repaid in January 2000.

During fiscal 2000, the Company paid consulting fees to the Company's Chairman and Chief Executive Officer amounting to $118,500 and to the Company's former
Chief Financial Officer and Director amounting to $51,250. Both individuals did not receive a salary from the Company during fiscal 2000.

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

During the quarter ending March 31, 2000, the Company borrowed over $1,000,000 from an affiliate of the Chief Executive Officer and Chairman of the Company to
support the working capital needs of the Company. This loan is secured by substantially all of the assets of the Company and is guaranteed by the
Company's subsidiaries. At June 30, 2001 and 2000, $1,113,546 and $1,090,999,
respectively, was outstanding and included in the balance sheet as of the same dates. The interest rate for the loan is a fixed rate of twelve percent (12%)
per annum, however, interest may be added to the loan principal at two times the interest payment due at the option of the Company with the written consent of the lender. During the first eighteen months of the loan the Company will pay only interest monthly. During the remaining forty-two (42) months of the loan, the Company will pay principal, amortized over twenty years, and interest monthly, commencing on the first day of the nineteenth month and continuing on for forty-two months thereafter. The balance of the loan is due in full at the end of sixty months. At any time, at the option of the lender, the outstanding principal plus accrued and unpaid interest and expenses due may be paid in an amount of common stock of the Company at the rate of one share for every four cents owed to the lender (the "Conversion Rate"). The Conversion Rate had been determined at the time of the negotiations, based upon the previous sixty day average closing price per share of the Company's common stock as quoted on the
Over-The-Counter Bulletin Board. The Conversion Rate will be adjusted for all stock splits subsequent to the loan agreement. In the event the conversion occurs it would change the ownership of the Company.

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

During fiscal 2001, the Company accrued consulting fees payable to the Company's
Chairman and Chief Executive Officer amounting to $176,500. Of this amount,
$90,000 was payable at the end of fiscal 2001.

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

     10.9 Loan Agreement dated January 21, 2000 between the Company and
                International Investment Partners, Ltd. [Incorporated by
                reference to the Company's Annual Report on Form 10-KSB (File
                No. 333-01950), filed September 28, 2000]

     10.10 Consulting Agreement between the Company and International Investment
                Partners, Ltd., effective January 1, 2000. [Incorporated by reference to the Company's Annual Report on Form 10-KSB (File
                No. 333-01950), filed September 28, 2000]

     16.1 Letter on change in certifying  accountant  [Incorporated by reference to the Company's  Current Report on Form 8-K for an event on April 26,
          1996]

     21.1 Subsidiaries. Medical Technology, Inc. and Steridyne Corporation.

     24.1 Powers of Attorney as indicated on Page 28 of this Form 10-KSB.

(b)  Reports on Form 8-K.
          No reports on Form 8-K were filed during the last quarter of the period covered by this report.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       AND
BY:                                         BY:
   /s/ JEREMY P. FEAKINS                       /s/ DENNIS A SUROVCIK
      Jeremy P. Feakins,                          Dennis A Surovcik, Acting CFO
         Chief Executive Officer

Date: September 25, 2001

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   /s/ JEREMY P. FEAKINS
       Jeremy  P. Feakins, Chief Executive Officer,
             Chairman, and Director

   /s/ MATHEW CRIMMINS
       Matthew Crimmins, Director

Date:  September 25, 2001

