Form 10QSB
period 2001-09-30
MEDICAL TECHNOLOGY & INNOVATIONS INC /FL/
filed 2001-11-13
CIK 847464

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

(Mark One)

[ X ]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

     As of September 30, 2001 44,207,248  shares of Common Stock, no par value, of the registrant were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the registrant's annual report filed with the Securities and
Exchange Commission on Form 10-KSB, filed September 28, 2001.

                     MEDICAL TECHNOLOGY & INNOVATIONS, INC.

                                TABLE OF CONTENTS

                                                                           Page
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets
                    September 30, 2001 (Unaudited) and June 30, 2001          4

                  Condensed Consolidated Income Statements (Unaudited)
                    For the Three Months September 30, 2001 and 2000          5

                  Consolidated Statements of Stockholders' Equity (Unaudited) 6

                  Condensed Consolidated Statements of Cash Flows(Unaudited)
                    For the Three Months Ended September 30, 2001 and 2000    7

                  Notes to Condensed Consolidated Financial Statements        8

         Item 2.  Management's Discussion and Analysis or
                       Plan of Operation                                      9

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings                                           11

         Item 6. Exhibits and Reports on Form 8-K                            12

SIGNATURES                                                                   14

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                     Medical Technology & Innovations, Inc.
                           Consolidated Balance Sheets
                         September 30 and June 30, 2001

       Assets
                                        September 30,
                                            2001                 June 30,
                                        (Unaudited)                2001
                                         ----------             ----------
Current Assets:
    Cash and Equivalents                  $  26,427              $  15,434
    Accounts Receivable, less
       allowances of $97,090,
       respectively                         365,231                406,958
    Inventory                               421,467                520,270
    Prepaid Expenses                         98,222                 56,594
                                         ----------             ----------
    Total Current Assets                    911,347                999,256
                                         ----------             ----------

Fixed Assets:
    Land                                                           182,000
    Property & Equipment                    752,241              1,151,174
    Less accumulated depreciation          (643,477)              (737,764)
                                         ----------             ----------
    Fixed Assets, net                       108,764                595,410
                                         ----------             ----------
Other Assets:
    Intangible Assets                     2,365,181              2,422,976
                                         ----------             ----------

Total Assets                             $3,385,292             $4,017,642
                                         ==========             ==========

       Liabilities and Stockholders' Equity
Current Liabilities:
    Accounts Payable                      $ 383,374              $ 298,457
    Accrued Liabilities
       Payroll and payroll taxes              5,500                 45,857
       Royalties                            185,362                178,076
    Other                                   318,620                263,897
    Current Maturities of Long-Term Debt    538,586                805,402
                                         ----------             ----------
    Total Current Liabilities             1,431,442              1,591,689

Long-Term Debt, Net of
   Current Maturities                     1,059,954              1,539,279
                                         ----------             ----------

Total Liabilities                         2,491,396              3,130,968
                                         ----------             ----------

Stockholders' Equity
    Common Stock, no par value,
       authorized 700,000,000 shares,
       outstanding 44,207,248 and
       41,807,248 shares, respectively   11,818,406             11,722,406
    Series A Convertible Preferred Stock,
       $100 par value, authorized 70,000
       shares, outstanding nil shares       - 0 -                  - 0 -
    Series B Convertible Preferred Stock,
       $100 par value, authorized 1000
       shares, outstanding 266 shares     1,596,000              1,596,000
    Preferred Stock, authorized
       100,000,000 shares $1,000 par
       value, 12%, noncumulative,
       outstanding 22.5 shares               22,500                 22,500
    Treasury Stock, at cost (1,973,531
       shares)                             (436,799)              (436,799)
    Accumulated Deficit                 (12,106,211)           (12,017,433)
                                         ----------             ----------
    Total Stockholders' Equity              893,896                886,674
                                         ----------             ----------
Total Liabilities and
   Stockholders' Equity                 $ 3,385,292            $ 4,017,642
                                        ===========            ===========

The accompanying notes are an integral part of the condensed financial statements.

                     Medical Technology & Innovations, Inc.
              Condensed Consolidated Income Statements (Unaudited)
             For the Three Months Ended September 30, 2001 and 2000

                                            2001                   2000
                                        -----------            -----------

Revenues                                $   829,467            $ 1,276,483
Cost of Goods Sold                          446,944                695,966
                                        -----------            -----------
          Gross Profit                      382,523                580,517
                                        -----------            -----------
Operating Expenses
          Advertising                         7,798                  8,490
          Selling, General,
          and Administrative                415,464                468,902
                                        -----------            -----------
          Total Operating Expenses          423,262                477,392
                                        -----------            -----------
Income (Loss) from Operations               (40,739)               103,125
          Interest expense, Net              48,039                 66,047
                                        -----------            -----------
Net Income (Loss)                          ($88,778)               $37,078
                                        ===========            ===========

Net Income (Loss) per common share
           (basic and diluted)               ($.000)                 $.000(*)
                                        ===========            ===========

Weighted Average Outstanding Shares      40,428,498             34,896,368
                                        ===========            ===========

The accompanying notes are an integral part of the condensed financial statements.

(*)  Calculated including Series B Preferred Stock accretion of $32,040 for the three month period ended September 30, 2000.

                     Medical Technology & Innovations, Inc.
           Consolidated Statements of Stockholders' Equity (Unaudited)
                              For the Periods Ended

                                                     Series A     Series B
                                                    Convertible  Convertible                                        Total
                             Common       Common     Preferred    Preferred  Preferred   Treasury   Accumulated   Stockholders'
                             Shares       Stock        Stock        Stock      Stock      Stock       Deficit       Equity
                           ----------  -----------  -----------  -----------  --------  ----------  ------------  ------------

Balance at June 30, 1999   27,548,334  $10,190,092  $   - 0 -    $1,596,000   $ 22,500  ($436,799) ($10,321,051) $1,050,742
Conversion of Debentures
 Into common stock          5,436,773      822,601                                                                  822,601
Stock Issued for Services   1,032,141      109,324                                                                  109,324
Net Loss                                                                                               (982,864)   (982,864)
                           ----------  -----------  -----------  -----------  --------  ----------  ------------  ----------

Balance at June 30, 2000   34,017,248  $11,122,017  $  - 0 -     $1,596,000   $ 22,500  ($436,799) ($11,303,915)  $ 999,803
Stock Issued for
 Intangible Assets          2,600,000      286,000                                                                  286,000
Stock Issued for Services   5,190,000      314,389                                                                  314,389
Net Loss
Stock Issued for
 Intangible Assets                                                                                     (713,518)   (713,518)
                           ----------  -----------  -----------  -----------  --------  ----------  ------------  ----------
Balance at June 30, 2001   41,807,248  $11,722,406  $  - 0 -     $1,596,000   $ 22,500  ($436,799) ($12,017,433)   $886,674
Stock Issued for
 Intangible Assets          2,150,000       86,000                                                                   86,000
Stock Issued for Services     250,000       10,000                                                                   10,000
Net Loss
                           ----------  -----------  -----------  -----------  --------  ----------  ------------  ----------
                                                                                                        (88,778)    (88,778)
Balance at
   September 30, 2001      44,207,248  $11,818,406  $  - 0 -     $1,596,000   $ 22,500  ($436,799) ($12,106,211)   $893,896
                           ==========  ===========  ===========  ===========  ========  ==========  ============  ==========

The accompanying notes are an integral part of the condensed financial statements.

                     Medical Technology & Innovations, Inc.
           Condensed Consolidated Statements of Cash Flows (Unaudited)
             For the Three Months Ended September 30, 2001 and 2000

                                                        2001         2000
                                                        ----         ----
Cash flows from operating activities:
Net Income (Loss)                                    ($88,778)      $37,078
Adjustments to reconcile net income (loss) to
net cash (used) provided in operating activities:
     Depreciation and Amortization                     92,053        82,560
     Decrease (Increase) in Accounts Receivable        41,727      (346,762)
     Decrease (Increase) in Inventory                  98,803       (20,719)
     (Increase) in Prepaid Expenses                   (41,628)      (36,909)
     Increase in Accounts Payable                      84,917       106,117
     Increase (Decrease) in Accrued Liabilities        21,652       (34,638)
     Stock issued for services                         10,000       132,000
     Conversion of interest to debt                     -0-          22,547
     Gain on sale of Florida realty                  (142,423)        -0-
                                                    ---------     ---------
     Net cash provided (used) in operating activities  76,322       (58,726)
                                                    ---------     ---------
Cash flows from investing activities:
     Net Proceeds from sale of Land and Building      594,811         -0-
                                                    ---------     ---------
Net cash provided in investing activities             594,811         -0-
                                                    ---------     ---------
Cash flows from financing activities:
     Proceeds from issuance of Notes Payable            -0-           -0-
     Repayment of Notes Payable                      (660,140)       (2,616)
                                                    ---------     ---------
     Net cash (used) from financing activities       (660,140)       (2,616)
                                                    ---------     ---------
Net increase (decrease) in cash and equivalents        10,993       (61,342)
Cash and equivalents at beginning of period            15,434       161,018
                                                    ---------     ---------
Cash and equivalents at end of period               $  26,427     $  99,676
                                                    =========     =========

Supplemental Disclosure:
  Cash paid during the three months for interest    $  48,039     $  43,500
                                                    =========     =========
  Intangible assets acquired with Common stock      $  86,000     $ 705,630
                                                    =========     =========

The accompanying notes are an integral part of the condensed financial statements.

                     Medical Technology & Innovations, Inc.
              Notes to Condensed Consolidated Financial Statements

1.   Condensed Financial Statements.  The unaudited condensed consolidated financial information contained in this report reflects all adjustments
     (consisting of normal recurring accruals) considered necessary, in the opinion of management, for a fair presentation of results for the interim periods presented.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2001 Annual
     Report on Form 10-KSB. The results of operations for period ended September
     30 are not necessarily indicative of operations for the full year.

2.   Stock Option Plans. In October of 1995 officers of the Company were granted options to acquire up to 2.0 million shares of common stock at an exercise price of $1.50 per share.  The options were exercisable ratably over a trading three-year period commencing with the quarter ending June 30, 1996.

     In April of 1996 the Company's shareholders approved the 1996 Stock Option
     Plan, which allows the Board of Directors to grant up to 3.0 million options.  During  Fiscal 2001 and through the end of the first quarter of fiscal 2002, no options were granted.  During fiscal 2000 and fiscal 1999,
     1,220,000 and 120,000 options were granted, respectively.  All options granted in fiscal 2000 were exercisable immediately  at a strike price of
     $.25 per share. Of the 120,000 options granted in fiscal 1999, 20,000 were exercisable ratably over a three-year period commencing with the grant date at an exercise price of $.25 per share.  The remaining options granted in fiscal 1999 were exercisable immediately at an exercise price of $.50 per share.

     In September of 1997 and February of 1998, the Board of Directors reduced the exercise price on all options granted to Company Executives to $.25 per share.

     The following is a summary of stock option transactions for the three months ended September 30, 2001 and 2000:

                                                   2001               2000
                                                ---------           ---------
           Outstanding, July 1                  1,333,332           1,700,000
           Options granted                              0                   0
           Options exercised                            0                   0
           Options cancelled                       (1,667)           (120,000)
                                                ---------           ---------
           Outstanding, September 30            1,331,665           1,580,000
                                                =========           =========
           Exercisable, end of period           1,331,665           1,575,001
                                                =========           =========

     Fair value of the stock options is assumed to be zero.  Therefore, the pro forma effects on the Company's net income per share are not presented.

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
     Accretion as of September 30 and June 30, 2001 was $479,640, respectively and is not reflected in the Company balance sheets. Management made an offer in July of 2001 to the Series B Preferred Stock holders to redeem each share for $400 in cash and 45,000 shares of the Company's common stock. To date, over 90% of the Series B Preferred Stock holders have accepted the offer and have executed the redemption agreements. Management is in the process of working with the Company's transfer agent to complete the requirements of the Series B Preferred Stock Redemption agreement. It is anticipated that approximately 12,000,000 shares of the Company's common stock will be issued in connection with the redemption of the Series B
     Preferred Stock.

4.   Warrants. The Company has warrants to purchase 350,000 shares of common stock outstanding as of September 30, 2001. The warrants relate to grants made in connection with an equity issuance and various services rendered.
     The warrants can be exercised at a price of $2.72 per share.  Approximately
     3 million warrants expired in July 2001.

5.   Related Party Transactions. In September 2001, the Company sold, and subsequently leased back, its land and building located in Riviera Beach,
     Florida to a partnership of which the Chairman and Chief Executive Officer is a partner.  The $600,000 selling price for the realty was determined pursuant to an appraisal performed by an independent third party real estate appraisal firm located in the Riviera Beach area.  The associated monthly rental the Company is paying was also determined from the same real estate appraisal report used to establish the fair market selling price.

6.   Industry Segments.  Statements of Financial Accounting  Standards No. 131,
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

                                                   Medical         Steridyne
     Three Months ended September 30, 2001     Technology, Inc.   Corporation   Corporate       Total
     -------------------------------------     ----------------   -----------   ---------       -----

     Revenues                                     $  66,294       $  763,173        - 0 -   $  829,467
     Operating Income (Loss)                        (51,497)         132,239    ($121,481)     (40,739)
     Net Interest                                    21,755           26,284        - 0 -       48,039
     Pre Tax Income (Loss)                          (73,252)         105,955    (121,481)     (88,778)
     Net Income (Loss)                              (73,252)         105,955    (121,481)     (88,778)
     Assets                                         962,102        2,423,190        - 0 -    3,385,292
     Depreciation and amortization                   10,761           81,292        - 0 -       92,053
     Addition to long-lived assets                     -0-              -0-         - 0 -        - 0 -

                                                   Medical         Steridyne
     Three Months ended September 30, 2000     Technology, Inc.   Corporation   Corporate       Total
     -------------------------------------     ----------------   -----------   ---------       -----

     Revenues                                     $ 335,393        $ 941,090        - 0 -   $ 1,276,483
     Operating Income (Loss)                         84,307           45,818     ($27,000)      103,125
     Net Interest                                    41,268           24,779        - 0 -        66,047
     Pre Tax Income (Loss)                           43,039           21,039      (27,000)       37,078
     Net Income (Loss)                               43,039           21,039      (27,000)       37,078
     Assets                                         229,149        4,668,470        - 0 -     4,897,619
     Depreciation and amortization                    7,761           74,799        - 0 -        82,560
     Additions to long-lived assets                    -0-           705,630        - 0 -       705,630

Item 2. Management's Discussion and Analysis or Plan of Operation

This analysis should be read in conjunction with the condensed consolidated financial statements, the notes thereto, and the financial statements and notes thereto included in the Company's June 30, 2001 Annual Report on Form 10-KSB.

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

Results of Operations

Comparison of Three-Month Periods Ended September 30, 2001 and 2000

Revenues for the first quarter of fiscal 2002 were $829,467, compared to
$1,276,483 for the comparable period in fiscal 2001, for a decrease in sales of
$447,016 or 35%. Revenues for Steridyne Corporation were $763,173 compared to
$941,090 for a decrease of $177,917 or 19%. The significant sales decrease results from the ongoing decline in demand for glass thermometers caused by several states banning glass thermometer sales in retail stores. The demand for glass thermometers still continues in the hospital/medical customer base.
Revenues for Medical Technology, Inc. for the first quarter of fiscal 2002 were
$66,294 compared to $335,393 for the same period in the prior fiscal year. This decrease of $269,099 results because an initial shipment to a substantial ophthalmic product distributor occurred in the first quarter of fiscal 2001 with no comparable shipment occurring this fiscal year. Gross profit for the first quarter of fiscal 2002 was $382,523 compared to $580,517 or a decrease of
$197,994 or 34%. This reduction in gross profit is due entirely to the sales shortfall in Photoscreeners as gross profit between the periods was comparable for the Steridyne business.

In September, the Company sold its land and building located in Riviera Beach
Florida for $600,000 before incidental costs of sale. As a result of this transaction, the Company recognized a gain of $142,423 from the sale of this realty. Immediately after the sale, the Company signed a one year renewable lease with the new owners of the land and building. The gain is being recognized into income ratably during fiscal 2002.

Operating expenses for the first quarter of fiscal 2002 were $423,262 compared to $477,392 for the comparable period in fiscal 2001 for a decrease of $54,130 or 11%. Interest expense was $48,039 for the first quarter of fiscal 2002 compared to $66,047 for the first quarter of fiscal 2001, a decrease of $18,008 or over 27%.

Information about the Company's Industry Segments is included in Note 5 of the
Notes to Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

At September 30, 2001, the Company had cash of $26,427 and working capital of
$(520,095) as compared to $15,434 and ($592,433) at June 30, 2001. The decrease in the working capital (deficit) is due to the repayment of current debt from the proceeds of the sale of the Florida land and building. Approximately
$594,000 of total debt was repaid as a result of the sale of the realty.

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

On September 30, 2000, the Company was required to redeem the Series B Preferred stock into the Company's common stock valued at the average closing bid price for 30 days prior to the redemption at 120% of the original face value of the
Series B Preferred shares including accretion. Accretion as of September 30 and
June 30, 2001 was $479,640, respectively and is not reflected in the Company balance sheets. Management made an offer in July of 2001 to the Series B
Preferred Stock holders to redeem each share for $400 in cash and 45,000 shares of the Company's common stock. To date, over 90% of the Series B Preferred Stock holders have accepted the offer and have executed the redemption agreements.
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
The complaint seeks substantial monetary damages from both Luxottica and
LensCrafters. It asserts legal claims for breach of contract by LensCrafters, for misrepresentation and fraud by LensCrafters, and for intentional interference with contract by Luxottica. LensCrafters has removed the case to
Federal Court, where it is now pending. LensCrafters also moved to refer the case to arbitration. Luxottica has filed a challenge to the jurisdiction of the
Court. The Company vigorously contests both motions. A decision on these motions was expected to occur last fiscal year, but the Judge has not yet ruled. The
Company's counsel continues to seek such rulings.

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

                                           AND
BY:                                             BY:
    /s/ Dennis A Surovcik                            /s/ Jeremy P. Feakins
    Dennis A Surovcik                                Jeremy P. Feakins,
                                                        Chairman and
    Chief Financial Officer                             Chief Executive Officer

Date:  November 13, 2001

