Form 10QSB
period 2001-12-31
MEDICAL TECHNOLOGY & INNOVATIONS INC /FL/
filed 2002-02-14
CIK 847464

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

(Mark One)

[ X ]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 2001

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
         EXCHANGE ACT

         For the transition period from _____ to______

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

     As of December 31, 2001 3,365,131 shares of Common Stock, no par value, of the registrant were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the registrant's annual report filed with the Securities and
Exchange Commission on Form 10-KSB, filed September 28, 2001.

                     MEDICAL TECHNOLOGY & INNOVATIONS, INC.

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets
                    December 31, 2001 (Unaudited) and June 30, 2001 ......... 4

                  Condensed Consolidated Income Statements (Unaudited)
                    For the Three Months and Six Months Ended
                    December 31, 2001 and 2000 .............................. 5

                  Consolidated Statements of Stockholders' Equity
                    (Unaudited) ............................................. 6

                  Condensed Consolidated Statements of Cash Flows
                    (Unaudited) For the Six Months Ended
                    December 31, 2001 and 2000 .............................. 7

                  Notes to Condensed Consolidated Financial Statements ...... 8

         Item 2.  Management's Discussion and Analysis or
                       Plan of Operation ................................... 10

PART II. OTHER INFORMATION

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                     Medical Technology & Innovations, Inc.
                           Consolidated Balance Sheets
                          December 31 and June 30, 2001

                                     Assets
                                     ------
                                       December 31,
                                          2001                  June 30,
                                       (Unaudited)                2001
                                       ------------           ------------
Current Assets:
   Cash and Equivalents                $   57,834             $   15,434
   Accounts Receivable, less
      allowances of
      $97,090, respectively               260,232                406,958
   Inventory                              466,942                520,270
   Prepaid Expenses                        60,963                 56,594
                                       ------------           ------------
   Total Current Assets                   845,971                999,256
                                       ------------           ------------

Fixed Assets:
   Land                                                          182,000
   Property & Equipment                   752,241              1,151,174
   Less accumulated depreciation         (665,213)              (737,764)
                                       ------------           ------------
   Fixed Assets, net                       87,028                595,410
                                       ------------           ------------
Other Assets:
   Intangible Assets                    2,322,260              2,422,976
                                       ------------           ------------
Total Assets                           $3,255,259             $4,017,642
                                       ============           ============

                      Liabilities and Stockholders' Equity
                      ------------------------------------
Current Liabilities:
   Accounts Payable                    $  436,619             $  298,457
   Accrued Liabilities
      Payroll and payroll taxes             5,500                 45,857
      Royalties                           208,202                178,076
   Other                                  312,481                263,897
   Current Maturities of Long-Term Debt   665,705                805,402
                                       ------------           ------------
   Total Current Liabilities            1,628,507              1,591,689

Long-Term Debt, Net of Current
  Maturities                              194,410              1,539,279
                                       ------------           ------------

Total Liabilities                       1,822,917              3,130,968
                                       ------------           ------------

Stockholders' Equity
   Common Stock, no par value,
     authorized 28,000,000 shares,
     outstanding 3,365,131 and
     1,672,290 shares, respectively    14,147,236             11,722,406
   Series A Convertible Preferred
     Stock, $100 par value, authorized
     70,000 shares, outstanding nil
     shares                               - 0 -                  - 0 -
   Series B Convertible Preferred
     Stock, $100 par value, authorized
     1000 shares, nil and 266 shares
     outstanding at December 31 and
     June 30, 2001, respectively           -0-                 1,596,000
   Preferred Stock, authorized
     100,000,000 shares $1,000 par
     value, 12%, noncumulative,
            outstanding 22.5 shares        22,500                 22,500
   Treasury Stock, at cost
     (78,941 shares)                     (436,799)              (436,799)
   Accumulated Deficit                (12,300,595)           (12,017,433)
                                       ------------           ------------
         Total Stockholders' Equity     1,432,342                886,674
                                       ------------           ------------
Total Liabilities and Stockholders'
   Equity                              $3,255,259             $4,017,642
                                       ============           ============

The accompanying notes are an integral part of the condensed financial statements.

                     Medical Technology & Innovations, Inc.
              Condensed Consolidated Income Statements (Unaudited)
      For the Three Months and Six Months Ended December 31, 2001 and 2000

                                         Three Months Ended          Six Months Ended
                                          December 31,                 December 31,

                                          2001        2000           2001        2000
                                      ----------   ----------     ----------  ----------

Revenues                                $728,744     $987,038     $1,558,211  $ 2,263,521
Cost of Goods                            391,447      605,281        838,391    1,301,247
                                      ----------   ----------     ----------  ----------
Sold
     Gross Profit                        337,297      381,757        719,820      962,274
                                      ----------   ----------     ----------  ----------
Operating Expenses
     Advertising                           6,583        2,948         14,381       11,439
     Selling, General,
     and Administrative                  511,263      589,501        926,727    1,058,403
                                      ----------   ----------     ----------  ----------
     Total Operating Expenses            517,846      592,449        941,108    1,069,842
                                      ----------   ----------     ----------  ----------
Income (Loss) from Operations           (180,549)    (210,692)      (221,288)    (107,568)
     Interest expense, Net                13,835      54 ,641         61,874      120,688
                                      ----------   ----------     ----------  ----------
Net Income (Loss)                      ($194,384)  ($ 265,333)     ($283,162)   ($228,256)
                                      ==========  ===========    ===========  ===========

Net Income (Loss) per common share
     (basic and diluted)                ($.06)     $ (.21) (*)     ($.08)      $(.20) (*)
                                      ==========  ===========    ===========  ===========

Weighted Average Outstanding Shares    3,365,131    1,440,135      3,365,131    1,484,423
                                      ==========  ===========    ===========  ===========

The accompanying notes are an integral part of the condensed financial statements.

(*) Calculated including Series B Preferred Stock accretion of $32,040 for the three month period and $64,080 for the six month periods ended December 31,
2000.

                     Medical Technology & Innovations, Inc.
           Consolidated Statements of Stockholders' Equity (Unaudited)
                              For the Periods Ended

                                                          Series A     Series B
                                                         Convertible Convertible                                        Total
                                   Common       Common    Preferred   Preferred   Preferred  Treasury  Accumulated   Stockholders'
                                  Shares (*)    Stock       Stock       Stock       Stock     Stock      Deficit        Equity
                                  ---------  -----------  ---------  -----------  ---------  --------  ------------  ------------

     Balance at June 30, 1999     1,101,933  $10,190,092  $ - 0 -     $1,596,000    $22,500 ($436,799) ($10,321,051) $1,050,742
Conversion of Debentures
    Into common stock               217,471      822,601                                                                822,601
Stock Issued for Services            41,286      109,324                                                                109,324
Net Loss                                                                                                   (982,864)   (982,864)
                                  ---------  -----------  ---------  -----------  ---------  --------  ------------  ------------
     Balance at June 30, 2000     1,360,690  $11,122,017  $ - 0 -     $1,596,000    $22,500 ($436,799) ($11,303,915)  $ 999,803
Stock Issued for Intangible Assets  104,000      286,000                                                                286,000
Stock Issued for Services           207,600      314,389                                                                314,389
Net Loss
Stock Issued for Intangible Assets                                                                         (713,518)   (713,518)
                                  ---------  -----------  ---------  -----------  ---------  --------  ------------  ------------
     Balance at June 30, 2001     1,672,290  $11,722,406  $ - 0 -     $1,596,000    $22,500 ($436,799) ($12,017,433)   $886,674
Stock Issued for Intangible Assets   86,000       86,000                                                                 86,000
Stock Issued for Services           562,200      110,388                                                                110,388
Conversion of Series B Convertible
Preferred Stock into common stock   412,225    1,596,000              (1,596,000)
Conversion of Loan into
Common Stock                        632,442      632,442                                                                632,442
Net Loss                                                                                                   (283,162)   (283,162)
                                  ---------  -----------  ---------  -----------  ---------  --------  ------------  ------------
 Balance at December 31, 2001     3,365,157  $14,147,236  $ - 0 -     $  - 0 -      $22,500 ($436,799) ($12,300,595) $1,432,342
                                  =========  ===========  =========  ===========  =========  ========  ============  ============

(*) Adjusted for a one-for-twenty-five reverse stock split effected as of the close of business on December 4, 2001

The accompanying notes are an integral part of the condensed financial statements.

                     Medical Technology & Innovations, Inc.
           Condensed Consolidated Statements of Cash Flows (Unaudited)
               For the Six Months Ended December 31, 2001 and 2000

                                                         2001            2000
                                                      ---------        ---------
Cash flows from operating activities:
Net Income (Loss)                                     ($283,162)      ($228,256)
Adjustments to reconcile net (loss)
  to net cash (used) provided in
  operating activities:
     Depreciation and Amortization                      142,737         168,120
     Decrease (Increase) in Accounts Receivable         146,726         (83,288)
     Decrease (Increase) in Inventory                    53,328         (95,568)
     (Increase) Decrease in Prepaid Expenses             (4,369)          8,337
     Increase in Accounts Payable                       138,162          14,502
     Increase (Decrease) in Accrued Liabilities          38,353         (46,289)
     Stock issued for services                          110,388          224,713
     Conversion of interest to debt                      - 0-             22,547
     Gain on sale of Florida realty                    (142,423)           -0-
                                                      ---------        ---------
     Net cash provided (used) in
        operating activities                            199,740          (15,182)
                                                      ---------        ---------
Cash flows from investing activities:
     Purchase of Intangible Assets                        -0-            (25,691)
     Net Proceeds from sale of Land and Building        594,811            -0-
                                                      ---------        ---------
Net cash provided(used) in investing activities         594,811         (25,691)
                                                      ---------        ---------
Cash flows from financing activities:
     Repayment of Notes Payable                        (752,151)        (5,299)
                                                      ---------        ---------
     Net cash (used) from financing activities         (752,151)         (5,299)
                                                      ---------        ---------
Net increase (decrease) in cash and equivalents          42,400         (46,172)
Cash and equivalents at beginning of period              15,434         161,018
                                                      ---------        ---------
Cash and equivalents at end of period                 $  57,834        $114,846
                                                      =========        =========

Supplemental Disclosure:
  Cash paid during the six months for interest        $  61,874        $ 98,141
                                                      =========        =========
  Intangible assets acquired with Common stock        $  86,000        $705,630
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

2.   Stock Option Plans In April of 1996 the Company's shareholders approved the
     1996 Stock Option Plan, which allows the Board of Directors to grant up to
     120,000 options. During Fiscal 2001 and  through the end of the second quarter of fiscal 2002, no options were granted. During fiscal 2000 and fiscal 1999, 48,800 and 4,800 options were granted, respectively. All options granted in fiscal 2000 were exercisable immediately at a strike price of $6.25 per share. Of the 4,800 options granted in fiscal 1999, 800 were exercisable ratably over a three-year period commencing with the grant date at an exercise price of $6.25 per share. The remaining options granted in fiscal 1999 were exercisable immediately at an exercise price of $12.50 per share.

     The following is a summary of stock option transactions for the six months ended December 31, 2001 and 2000:

                                             2001              2000
                                           --------          --------
     Outstanding, July 1                    53,333            68,000
     Options granted                             0                 0
     Options exercised                           0                 0
     Options cancelled                         133)           (9,600)
                                            ------            ------
     Outstanding, December 31               53,200            58,400
                                            ======            ======
     Exercisable, end of period             53,200
                                            ======
                                            58,267
                                            ======

     Fair value of the stock options is assumed to be zero. Therefore, the pro forma effects on the Company's net income per share are not presented.

3.   Preferred Stock. The Company has three classes of preferred stock. The
     $1,000 par value convertible preferred stock is convertible into 599 shares of the Company's common stock.

     On September 30, 2000, the Company was required to redeem the Series B
     Preferred stock into the Company's common stock valued at the average closing bid price for 30 days prior to the redemption at 120% of the original face value of the Series B Preferred shares including accretion.
     Accretion as of December 31 and June 30, 2001 was $479,640 and is not
     reflected in the Company balance sheets.  Management made an offer in July of 2001 to the Series B Preferred Stockholders to redeem each share for
     $400 in cash and 1,800 shares of the Company's common stock. Over 90% of the Series B Preferred Stock holders have accepted the offer and have executed the redemption agreements. In accordance with this transaction, the Company has issued 412,225 shares of its common stock to the former
     Series B Preferred Stockholders.

4.   Warrants. The Company has warrants to purchase 14,000 shares of common stock outstanding as of December 31, 2001. The warrants relate to grants made in connection with an equity issuance and various services rendered.
     The warrants can be exercised at a price of $68.00 per share. Approximately
     120,000 warrants expired in July 2001.

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

6.   Industry Segments. Statements of Financial Accounting Standards No. 131,
     "Disclosures About Segments of an Enterprise and Related Information",
     requires the presentation of descriptive information about reportable segments which is consistent with that made available to the management of the Company to assess performance. Since the Company subsidiaries operate in separate distinct industry segments, management of the overall business is conducted by separate subsidiaries. The Corporate segment includes salary and fringe benefits of the Chairman and a portion of similar costs related to the Chief Financial Officer, financial public relations costs and other costs not directly related to the operations of the business segments.

                                                 Medical          Steridyne
     Six Months ended December 31, 2001      Technology, Inc.    Corporation    Corporate      Total
     ----------------------------------      ----------------    -----------    ---------    ----------

     Revenues                                   $ 166,229        $1,391,982        - 0 -     $1,558,211
     Operating Income (Loss)                     (213,830)          308,011     ($315,469)     (221,288)
     Net Interest                                  35,590            26,284        - 0 -         61,874
     Pre Tax Income (Loss)                       (249,420)          281,727     (315,469)     (283,162)
     Net Income (Loss)                           (249,420)          281,727     (315,469)     (283,162)
     Assets                                       928,088         2,327,171        - 0 -      3,255,259
     Depreciation and amortization                 21,522           121,215        - 0 -        142,737
     Addition to long-lived assets                  -0-               -0-          - 0 -          -0-

                                                 Medical          Steridyne
     Six Months ended December 31, 2000      Technology, Inc.    Corporation    Corporate      Total
     ----------------------------------      ----------------    -----------    ---------    ----------

     Revenues                                   $ 586,531        $1,676,990        - 0 -     $2,263,521
     Operating Income (Loss)                      187,457            48,686     ($343,711)     (107,568)
     Net Interest                                  71,198            49,490         -0-         120,688
     Pre Tax Income (Loss)                        116,259              (804)     (343,711)     (228,256)
     Net Income (Loss)                            116,259              (804)     (343,711)     (228,256)
     Assets                                       827,826          3,791,223        -0-       4,619,049
     Depreciation and amortization                 18,522            149,598       - 0-         168,120
     Additions to long-lived assets               731,321              -0-          -0-         731,321

7.   Reverse Stock Split.  At the close of business on December 4, 2001, the
     Company effected a one-for-twenty-five reverse stock split as approved by the Company's Board of Directors. Prior to the split the Company was authorized to issue 700,000,000 shares of common stock.  The authorized shares were reduced in proportion to the stock split so that after the reverse stock split, the authorized capital stock of the Company was
     28,000,000 shares of common stock.  All common stock and per share data included in these consolidated financial statements and accompanying footnotes has been restated to give effect to the reverse stock split.

8.   Recent Accounting Pronouncements. In July 2001, The Financial Accounting
     Standards Board (FASB) issued Statements of Financial Accounting Standards
     No. 141 ("SFAS 141"), "Business Combinations", and SFAS 142 "Goodwill and
     Other Intangible Assets." SFAS 141, effective for all business combinations that are initiated after June 30, 2001, requires that the purchase method of accounting be used for all business combinations  and prohibits the use of the  pooling-of-interests method. We do not expect the adoption of SFAS
     141 will have a material effect on the Company's financial statements.

     SFAS 142 is effective for fiscal years beginning after December 15, 2001.
     This statement eliminates the regularly scheduled amortization of goodwill and other intangibles with indefinite lives and replaces this method with a two-step process for testing the impairment of goodwill on at least an annual basis. This includes goodwill and intangibles recorded from past business combinations and acquisitions.  We have not yet determined what impact if any, the goodwill impairment provisions may have on the Company's financial statements.

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

Results of Operations

Comparison of Six-Month Periods Ended December 31, 2001 and 2000

Revenues for the first half of fiscal 2002 were $1,558,211, compared to
$2,263,521 for the comparable period in fiscal 2001, for a decrease in sales of
$705,310 or 31%. Revenues for Steridyne Corporation were $1,391,982 compared to
$1,676,990 for a decrease of $285,008 or 17%. The significant sales decrease results from the ongoing decline in demand for glass thermometers caused by several states banning glass thermometer sales in retail stores. The demand for glass thermometers still continues in the hospital/medical customer base.
Revenues for Medical Technology, Inc. for the first half of fiscal 2002 were
$166,229 compared to $586,531 for the same period in the prior fiscal year. This decrease of $420,302 results because an initial shipment to a substantial ophthalmic product distributor occurred in the first quarter of fiscal 2001 with no comparable shipment occurring this fiscal year. Gross profit for the first half of fiscal 2002 was $719,820 compared to $962,274 or a decrease of $242,454 or 25%. This reduction in gross profit is due entirely to the sales shortfall in
Photoscreeners as gross profit between the periods was comparable for the
Steridyne business.

In September, the Company sold its land and building located in Riviera Beach
Florida for $600,000 before incidental costs of sale. As a result of this transaction, the Company recognized a gain of $142,423 from the sale of this realty. Immediately after the sale, the Company signed a one year renewable lease with the new owners of the land and building. The gain is being recognized into income ratably over the first twelve months following the date of sale.

Operating expenses for the first half of fiscal 2002 were $941,108 compared to
$1,069,842 for the comparable period in fiscal 2001 for a decrease of $128,734 or 12%. Interest expense was $61,874 for the first half of fiscal 2002 compared to $120,688 for the first half of fiscal 2001, a decrease of $58,814 or 49%.

Information about the Company's Industry Segments is included in Note 6 of the
Notes to Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

At December 31, 2001, the Company had cash of $57,834 and working capital of
$(782,536) as compared to $15,434 and ($592,433) at June 30, 2001. The increase in the working capital (deficit) is due to the Company's loss for the first two quarters of Fiscal 2002.

During the quarter ending March 31, 2000, the Company borrowed over $1,000,000 from an affiliate of the Chief Executive Officer and Chairman of the Company to
support the working capital needs of the Company. This loan was secured by substantially all of the assets of the Company and was guaranteed by the
Company's subsidiaries. In December of 2001, the lender executed its option under the loan agreement and converted the loan into 632,442 shares of the
Company's common stock. At June 30, 2001, $1,113,546 was outstanding and included in the balance sheet as of the same date. The loan amount was reduced by approximately $400,000 when the Florida realty was sold (Note 5). The interest rate for this loan was fixed at twelve percent (12%) per annum, however, interest could be added to the loan principal at two times the interest payment due at the option of the Company if the interest was not paid timely with the written consent of the lender. During the first eighteen months of the loan, the Company was to pay principal, amortized over twenty years, and interest monthly, commencing on the first day of the nineteenth month and continuing on for forty-two months thereafter. The balance of the loan was due in full at the end of sixty months. At any time, at the option of the lender, the outstanding principal plus accrued and unpaid interest and expenses due could be paid in an amount of common stock of the Company at the rate of one share for every four cents owed to the lender (the "Conversion Rate"). The
Conversion Rate had been determined at the time of the negotiations, based upon the previous sixty day average closing price per share of the Company's common stock as quoted on the Over-The-Counter Bulletin Board. The Conversion Rate was
to be adjusted for all stock splits occurring during such time as the loan was outstanding.

At the close of business on December 4, 2001, the Company effected a one-for-twenty-five reverse stock split as approved by the Company's Board of
Directors. Prior to the split the Company was authorized to issue 700,000,000 shares of common stock. The authorized shares were reduced in proportion to the stock split so that after the reverse stock split, the authorized capital stock of the Company was 28,000,000 shares of common stock.

The Chief Executive Officer and a former Director of the Company personally signed a guarantee with a local bank to provide a $250,000 line of credit to the
Company, which terminated in February of 2000. Both individuals were granted options to acquire 2,000 shares of the Company's common stock at an exercise price of $12.50 per share. The Chief Executive Officer pledged a $235,000
Certificate of Deposit to the local bank who provided the line of credit to the
Company. As a result, the bank released the former Director as guarantor of the borrowing facility. The Company continues to make interest payments on the line of credit. In consideration the Chief Executive Officer was granted options to acquire 4,000 shares of the Company's common stock at an exercise price of $6.25 per share.

On September 30, 2000, the Company was required to redeem the Series B Preferred stock into the Company's common stock valued at the average closing bid price for 30 days prior to the redemption at 120% of the original face value of the
Series B Preferred shares including accretion. Accretion as of December 31 and
June 30, 2001 was $479,640, respectively and is not reflected in the Company balance sheets. Management made an offer in July of 2001 to the Series B
Preferred Stock holders to redeem each share for $400 in cash and 1,800 shares of the Company's common stock. To date, over 90% of the Series B Preferred Stock holders have accepted the offer and have executed the redemption agreements. In accordance with this transaction, the Company has issued 412,225 shares of its common stock to the former Series B Preferred Stockholders.

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

PART II. - OTHER INFORMATION

ITEM 1. Legal Proceedings

On February 15, 2000 the Company filed a lawsuit in the Common Pleas court of
Dauphin County, Pennsylvania against LensCrafters, Inc. (LensCrafters) and its parent, Luxottica Group S.P.A. (Luxottica). The Company entered into a business relationship with LensCrafters to provide more than 600 of its PhotoScreener devices for use in the retail facilities of LensCrafters. In a written agreement dated August 25, 1998, LensCrafters committed that it would conduct a national marketing campaign in excess of $5 million to promote vision screening through the PhotoScreener. As part of that transaction, LenCrafters insisted on obtaining the right to purchase up to 1.2 million shares (before the effect of the reverse stock split) of the Company's stock because both LensCrafters and the Company believed that the introduction of the PhotoScreener in LensCrafters'
retail facilities would greatly benefit the Company. The Company's complaint provides that the Company delivered the PhotoScreeners to LensCrafters, but
LensCrafters has failed to meet its promotional and marketing commitments.
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

     21.1     Subsidiaries. Medical Technology, Inc. and Steridyne Corporation.

     (b)   Reports on Form 8-K.
               A Form 8-K was filed on December 19, 2001 reporting the Company's one-for-twenty-five reverse stock split which was effective as of
               December 4, 2001 and the Company's new trading symbol "MTIV".

*(Filed herewith, all other exhibits previously filed.)

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   AND
BY:                                          BY:
   /s/ Dennis A Surovcik                        /s/  Jeremy P. Feakins
   ----------------------                       ----------------------
       Dennis A Surovcik                             Jeremy P. Feakins,
       Chief Financial Officer                       Chairman and
                                                     Chief Executive Officer

Date:  February 12, 2002

