Form 10QSB
period 2002-03-31
MEDICAL TECHNOLOGY & INNOVATIONS INC /FL/
filed 2002-05-15
CIK 847464

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2002

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
         EXCHANGE ACT

For the transition period from                    to
                                -----------------    -----------------

                       Commission File Number: 33-27610-A

                     MEDICAL TECHNOLOGY & INNOVATIONS, INC.
        (Exact name of small business issuer as specified in its charter)

          Florida                                                65-2954561
          -------                                                ----------
State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

   80 Abbeyville Road, Lancaster PA                               17603
   --------------------------------                               -----
(Address of principal executive offices)                        (Zip Code)

                                 (717) 393-8000
                                 --------------
                (Issuer's telephone number, including area code)


     Transitional Small Business Disclosure Format (Check One): YES [ ] NO [X]

     As of March 31, 2002 3,526,157 shares of Common Stock, no par value, of the registrant were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the registrant's annual report filed with the Securities and Exchange Commission on Form 10-KSB, filed
September 28, 2001.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                     MEDICAL TECHNOLOGY & INNOVATIONS, INC.

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION
                                                                           Page
                                                                           ----
     Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets
           March 31, 2002 (Unaudited) and June 30, 2001                       3

         Condensed Consolidated Income Statements (Unaudited)
           For the Three Months and Nine Months Ended
           March 31, 2002 and 2001                                            4

         Consolidated Statements of Stockholders' Equity (Unaudited)         5-6

         Condensed Consolidated Statements of Cash Flows(Unaudited)
           For the Nine Months Ended March 31, 2002 and 2001                  7

          Notes to Condensed Consolidated Financial Statements                8

     Item 2.  Management's Discussion and Analysis or
           Plan of Operation                                                 10


PART II. OTHER INFORMATION

     Item 1. Legal Proceedings                                               12

     Item 6. Exhibits and Reports on Form 8-K                                12

SIGNATURES                                                                   14


                     Medical Technology & Innovations, Inc.
                           Consolidated Balance Sheets
                         March 31,2002 and June 30, 2001

                                     Assets
                                     ------
                                                              March 31,
                                                                  2002         June 30,
                                                             (Unaudited)           2001
                                                             ------------    ------------
Current Assets:
         Cash and Equivalents                                $     66,650    $     15,434
         Accounts Receivable, less allowances of
            $97,090, respectively                                 280,973         406,958
         Inventory                                                374,089         520,270
         Prepaid Expenses                                          82,373          56,594
                                                             ------------    ------------
         Total Current Assets                                     804,085         999,256
                                                             ------------    ------------

Fixed Assets:
         Land                                                        --           182,000
         Property & Equipment                                     752,241       1,151,174
         Less accumulated depreciation                           (684,777)       (737,764)
                                                             ------------    ------------
         Fixed Assets, net                                         67,464         595,410
                                                             ------------    ------------
Other Assets:
         Intangible Assets                                      1,995,749       2,422,976
                                                             ------------    ------------
Total Assets                                                 $  2,867,298    $  4,017,642
                                                             ============    ============

                      Liabilities and Stockholders' Equity
Current Liabilities:
         Accounts Payable                                    $    462,610    $    298,457
         Accrued Liabilities                                         --              --
               Payroll and payroll taxes                            5,500          45,857
               Royalties                                          189,516         178,076
         Other                                                    469,222         263,897
         Current Maturities of Long-Term Debt                     540,526         805,402
                                                             ------------    ------------
         Total Current Liabilities                              1,667,374       1,591,689

Long-Term Debt, Net of Current Maturities                         109,518       1,539,279
                                                             ------------    ------------
Total Liabilities                                               1,776,892       3,130,968
                                                             ------------    ------------

Stockholders' Equity
         Common Stock, no par value, authorized
             28,000,000 shares, outstanding 3,526,157
             and 1,672,290 shares, respectively                14,259,936      11,722,406
         Series A Convertible Preferred Stock, $100
             par value, authorized 70,000 shares,
             outstanding nil shares                                 - 0 -           - 0 -
         Series B Convertible Preferred Stock,
            $100 par value, authorized 1000 shares,
             nil and 266 shares outstanding at March 31
            and June 30, 2001, respectively                         - 0 -       1,596,000
          Preferred Stock, authorized 100,000,000 shares
            $1,000 par value, 12%, noncumulative,
            outstanding 22.5 shares                                22,500          22,500
         Treasury Stock, at cost (78,941 shares)                 (436,799)       (436,799)
         Accumulated Deficit                                  (12,755,231)    (12,017,433)
                                                             ------------    ------------
         Total Stockholders' Equity                             1,090,406         886,674
                                                             ------------    ------------
Total Liabilities and Stockholders' Equity                   $  2,867,298    $  4,017,642
                                                             ============    ============

     The accompanying notes are an integral part of the condensed financial statements.


                     Medical Technology & Innovations, Inc.
              Condensed Consolidated Income Statements (Unaudited)
       For the Three Months and Nine Months Ended March 31, 2002 and 2001



                                          Three Months Ended              Nine Months Ended
                                               March 31,                      March 31,
                                           2002           2001           2002           2001
                                      -----------    -----------    -----------    -----------
Revenues                              $   784,615    $ 1,003,204    $ 2,342,826    $ 3,266,725
Cost of Goods                             479,494        560,816      1,317,885      1,862,063
                                      -----------    -----------    -----------    -----------
Sold
          Gross Profit                    305,121        442,388      1,024,941      1,404,662
                                      -----------    -----------    -----------    -----------
Operating Expenses
          Advertising                       2,868          8,140         17,249         19,579
          Selling, General,
          and Administrative              742,559        514,771      1,669,286      1,573,174
                                      -----------    -----------    -----------    -----------
          Total Operating Expenses        745,427        522,911      1,686,535      1,592,753
                                      -----------    -----------    -----------    -----------
Income (Loss) from Operations            (440,306)       (80,523)      (661,594)      (188,091)
          Interest expense, Net            14,330         53,494         76,204        174,182
                                      -----------    -----------    -----------    -----------
Net Income (Loss)                     ($  454,636)   ($  134,017)   ($  737,798)   ($  362,273)
                                      ===========    ===========    ===========    ===========

Net Income (Loss) per common share
           (basic and diluted)        ($      .14)   $ (.10) (*)    ($      .22)    $(.30) (*)
                                      ===========    ===========    ===========    ===========

Weighted Average Outstanding Shares     3,374,111      1,649,290      3,383,090      1,516,490
                                      ===========    ===========    ===========    ===========



     The accompanying notes are an integral part of the condensed financial statements.


(*) Calculated including Series B Preferred Stock accretion of $32,040 for the three month period and $96,120 for the nine month period ended March 31, 2001.


                     Medical Technology & Innovations, Inc.
           Consolidated Statements of Stockholders' Equity (Unaudited)
                              For the Periods Ended



                                                                                    Series A          Series B
                                                                                   Convertible       Convertible
                                         Common           Common      Preferred     Preferred        Preferred
                                        Shares (*)        Stock          Stock         Stock           Stock
                                       ------------   ------------   ------------   ------------    ------------
          Balance at June 30, 1999        1,101,933   $ 10,190,092   $       --     $  1,596,000    $     22,500
Conversion of Debentures                    217,471        822,601           --             --              --
Stock Issued for Services                    41,286        109,324           --             --              --
Net Loss                                       --             --             --             --              --
                                       ------------   ------------   ------------   ------------    ------------

          Balance at June 30, 2000        1,360,690   $ 11,122,017   $       --     $  1,596,000    $     22,500
Stock Issued for Intangible Assets          104,000        286,000           --             --              --
Stock Issued for Services                   207,600        314,389           --             --              --
Net Loss                                       --             --             --             --              --
                                       ------------   ------------   ------------   ------------    ------------
          Balance at June 30, 2001
                                          1,672,290   $ 11,722,406   $       --     $  1,596,000    $     22,500
Stock Issued for Intangible Assets          157,000        135,700           --
Stock Issued for Services                   652,200        173,388           --
Conversion of  Series B Convertible
Preferred Stock into common stock           412,225      1,596,000           --       (1,596,000)
Conversion of Loan into Common
Stock                                       632,442        632,442           --             --              --
Net Loss                                       --             --             --             --              --
                                       ------------   ------------   ------------   ------------    ------------
         Balance at March 31, 2002        3,526,157   $ 14,259,936   $       --     $       --      $     22,500
                                       ============   ============   ============   ============    ============


(*) Adjusted for a one-for-twenty-five reverse stock split effected as of the close of business on December 4, 2001


     The accompanying notes are an integral part of the condensed financial statements.



                     Medical Technology & Innovations, Inc.
      Consolidated Statements of Stockholders' Equity (Unaudited) Continued
                              For the Periods Ended



                                                                        Total
                                        Treasury      Accumulated   Stockholders'
                                          Stock         Deficit         Equity
                                       ------------   ------------   ------------

          Balance at June 30, 1999     ($   436,799)  ($10,321,051)  $  1,050,742

Conversion of Debentures                       --             --          822,601
Stock Issued for Services                      --             --          109,324
Net Loss                                       --         (982,864)      (982,864)
                                       ------------   ------------   ------------

          Balance at June 30, 2000     ($   436,799)  ($11,303,915)  $    999,803
Stock Issued for Intangible Assets             --             --          286,000
Stock Issued for Services                      --             --          314,389
Net Loss                                       --         (713,518)      (713,518)
                                       ------------   ------------   ------------
          Balance at June 30, 2001
                                       ($   436,799)  ($12,017,433)  $    886,674
Stock Issued for Intangible Assets                                        135,700
Stock Issued for Services                                                 173,388
Conversion of  Series B Convertible
Preferred Stock into common stock
Conversion of Loan into Common
Stock                                          --             --          632,442
Net Loss                                       --         (737,798)      (737,798)
                                       ------------   ------------   ------------

         Balance at March 31, 2002     ($   436,799)  ($12,755,231)  $  1,090,406
                                       ============   ============   ============

(*) Adjusted for a one-for-twenty-five reverse stock split effected as of the close of business on December 4, 2001


     The accompanying notes are an integral part of the condensed financial statements.


                     Medical Technology & Innovations, Inc.
           Condensed Consolidated Statements of Cash Flows (Unaudited)
                For the Nine Months Ended March 31, 2002 and 2001



                                                                     2002         2001
                                                                  ---------    ---------
Cash flows from operating activities:
Net Income (Loss)                                                 ($737,798)   ($362,273)
Adjustments to reconcile net (loss) to net cash (used)
provided in operating activities:
               Depreciation and Amortization                        208,611      250,059
               Decrease (Increase) in Accounts Receivable           125,985       91,023
               Decrease (Increase) in Inventory                     146,181          561
               (Increase) Decrease in Prepaid Expenses              (25,779)      (2,432)
               Increase in Accounts Payable                         164,153     (163,406)
               Increase (Decrease) in Accrued Liabilities           176,408     (167,454)
               Stock issued for services                            173,388      314,389
               Conversion of interest to debt                          - 0-       22,547
               Gain on sale of Florida realty                      (142,423)         -0-
                                                                  ---------    ---------
               Net cash provided (used) in operating activities      88,726      (16,986)
                                                                  ---------    ---------
Cash flows from investing activities:
               Purchase of Intangible Assets                            -0-      (30,080)
               Net Proceeds from sale of Land and Building          594,811          -0-
                                                                  ---------    ---------
Net cash provided(used) in investing activities                     594,811      (30,080)
                                                                  ---------    ---------
Cash flows from financing activities:
               Repayment of Notes Payable                          (632,321)    _ (8,160
                                                                  ---------    ---------
               Net cash (used) from financing activities           (632,321)      (8,160)
                                                                  ---------    ---------
Net increase (decrease) in cash and equivalents                      51,216      (55,226)
Cash and equivalents at beginning of period                          15,434      161,018
                                                                  ---------    ---------
Cash and equivalents at end of period                             $  66,650    $ 105,792
                                                                  =========    =========

Supplemental Disclosure:
  Cash paid during the six months for interest                    $  72,387    $ 151,645
                                                                  =========    =========
  Intangible assets acquired with Common stock                    $ 135,700    $ 705,630
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

2. Stock Option Plans In April of 1996 the Company's shareholders approved the 1996 Stock Option Plan, which allows the Board of Directors to grant up to 120,000 options. During Fiscal 2001 and through the end of the third quarter of fiscal 2002, no options were granted. During fiscal 2000 and fiscal 1999, 48,800 and 4,800 options were granted, respectively. All options granted in fiscal 2000 were exercisable immediately at a strike price of $6.25 per share. Of the 4,800 options granted in fiscal 1999, 800 were exercisable ratably over a three-year period commencing with the grant date at an exercise price of $6.25 per share. The remaining options granted in fiscal 1999 were exercisable immediately at an exercise price of $12.50 per share.

     The following is a summary of stock option transactions for the nine months ended March 31, 2002 and 2001:

                                                              2002       2001
                                                             -------    -------
     Outstanding, July 1                                      53,333     68,000
     Options granted                                               0          0
     Options exercised                                             0          0
     Options cancelled                                       (10,000)   (14,600)
                                                             -------    -------
     Outstanding, March 31                                    40,333     53,400
                                                             =======    =======
     Exercisable, end of period                               40,333     53,200
                                                             =======    =======

     Fair value of the stock options is assumed to be zero. Therefore, the pro forma effects on the Company's net income per share are not presented.

3. Preferred Stock. The Company has three classes of preferred stock. The $1,000 par value convertible preferred stock is convertible into 599 shares of the Company's common stock. On September 30, 2000, the Company was required to redeem the Series B Preferred stock into the Company's common stock valued at the average closing bid price for 30 days prior to the redemption at 120% of the original face value of the Series B Preferred shares including accretion. Accretion as of March 31, 2002 and June 30, 2001 was $479,640 and is not reflected in the Company balance sheets. Management made an offer in July of 2001 to the Series B Preferred Stockholders to redeem each share for $400 in cash and 1,800 shares of the Company's common stock. Over 90% of the Series B Preferred Stock holders have accepted the offer and have executed the redemption agreements. In accordance with this transaction, the Company has issued 412,225 shares of its common stock to the former Series B Preferred Stockholders.

4. Warrants. The Company has warrants to purchase 14,000 shares of common stock outstanding as of March 31, 2002. The warrants relate to grants made in connection with an equity issuance and various services rendered. The warrants can be exercised at a price of $68.00 per share.


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


Nine Months ended               Medical            Steridyne
March 31, 2002              Technology, Inc.      Corporation            Corporate             Total
-----------------          -----------------    -----------------    -----------------    ----------------
Revenues                   $        183,277     $       2,159,549                  -0-    $       2,342,826
Operating Income (Loss)            (365,754)              421,466            ($717,306)            (661,594)
Net Interest                         49,919                26,285                  -0-               76,204
Pre Tax Income (Loss)              (352,734)              332,242             (717,306)            (737,798)
Net Income (Loss)                  (352,734)              332,242             (717,306)            (737,798)
Assets                              594,646             2,272,652                  -0-            2,867,298
Depreciation and amortization        30,114               178,497                  -0-              208,611
Addition to long-lived assets           -0-                   -0-                  -0-                  -0-

Nine Months ended               Medical            Steridyne
March 31, 2001              Technology, Inc.      Corporation          Corporate           Total
-----------------          -----------------    -----------------    -----------------    -----------------
Revenues                   $         785,952    $       2,480,773                   -0-   $       3,266,725
Operating Income (Loss)              (39,255)             (49,436)             ($99,400)           (188,091)
Net Interest                         100,161               74,021                   -0-              174,182
Pre Tax Income (Loss)               (139,416)            (123,457)              (99,400)            (362,273)
Net Income (Loss)                   (139,416)            (123,457)              (99,400)            (362,273)
Assets                               454,813            3,817,961                   -0-            4,272,774
Depreciation and amortization         29,283              220,776                   -0-              250,059
Additions to long-lived assets       735,710                  -0-                   -0-              735,710

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

Results of Operations

Comparison of Nine Month Periods Ended March 31, 2002 and 2001

Revenues for the first nine months of fiscal 2002 were $2,342,826, compared to $3,266,725 for the comparable period in fiscal 2001, for a decrease in sales of $923,899 or 28%. Revenues for Steridyne Corporation were $2,159,549 compared to $2,480,773 for a decrease of $321,224 or 13%. The significant sales decrease results from the ongoing decline in demand for glass thermometers caused by several states banning glass thermometer sales in retail stores. The demand for glass thermometers still continues in the hospital/medical customer base. Revenues for Medical Technology, Inc. for the first nine months of fiscal 2002 were $183,277 compared to $785,952 for the same period in the prior fiscal year. This decrease of $602,675 results because the Company suspended sales of PhotoScreeners as a result of Polaroid Corporation filing for bankruptcy and discontinuing the manufacture of the unprofitable 337 high-speed film used in the camera. The Company developed a protocol in which the present cameras are retrofitted to accept Polaroid 667 film, a profitable film product line, as the replacement film. It is expected that the retrofit program will take several months to complete. Several hundred customers have already notified the Company that they want their cameras to be retrofitted at the agreed charge of $550 per camera. The prior year's first nine months revenue also included a large initial shipment to a substantial ophthalmic product distributor. Gross profit for the first nine months of fiscal 2002 was $1,024,941 compared to $1,404,662 or a decrease of $379,721 or 27%. This reduction in gross profit is due entirely to the sales shortfall in PhotoScreeners.

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

Operating expenses for the first nine months of fiscal 2002 were $1,686,535 compared to $1,592,753 for the comparable period in fiscal 2001 for an increase of $93,782 or 6 %. During the third quarter of fiscal 2002, the Company was unsuccessful in acquiring certain operating assets of the JPM Company, a cable and wiring harness business doing over $20 million in revenue. As a result, the Company incurred over $300,000 in costs related to the performance of due diligence work and fund raising activities which is included in operating expense for the quarter ended March 31, 2002.

Interest expense was $76,204 for the first nine months of fiscal 2002 compared to $174,182 for the first nine months of fiscal 2001, a decrease of $97,978.

Information about the Company's Industry Segments is included in Note 6 of the Notes to Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

At March 31, 2002, the Company had cash of $66,650 and working capital of $(863,289) as compared to $15,434 and ($592,433) at June 30, 2001. The increase in the working capital (deficit) is due to the Company's loss for the first three quarters of Fiscal 2002 and the one time costs associated with the unsuccessful acquisition of the JPM Company. A significant portion of these one time costs incurred will be paid with the Company's Common Stock.

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



PART II. - OTHER INFORMATION

ITEM 1. Legal Proceedings

On February 15, 2000 the Company filed a lawsuit against LensCrafters, Inc. and its parent, Luxottica Group S.p.A. in the Court of Common Pleas in Harrisburg, PA, which was later removed to federal court in Harrisburg. The Complaint asserts that the Company entered into a written agreement on August 25, 1998 with LensCrafters in which the Company was to provide more than 600 of its Photoscreener devices for use in LensCrafters' retail facilities and LensCrafters was to conduct a national marketing campaign in excess of $5 million to promote vision screening through the PhotoScreener. As part of that transaction, LenCrafters insisted on obtaining the right to purchase up to 1.2 million shares (before the effect of the reverse split) of the Company's stock because both LensCrafters and the Company believed that the introduction of the PhotoScreener in LensCrafters' retail facilities would greatly benefit the Company. The Company delivered the PhotoScreeners but LensCrafters breached the agreement by refusing to meet its promotional and marketing commitments; it did not proceed with the national promotional campaign and did not distribute the PhotoScreener units to its retail stores. The Complaint further asserts that Luxottica directed LensCrafters to breach its agreement with the Company. The Complaint seeks substantial monetary damages from both Luxottica and LensCrafters, based on breach of contract, misrepresentation and fraud by LensCrafters, and intentional interference with contract by Luxottica. The Court recently granted Lenscrafters' motion to refer the case to arbitration in Cincinnati and denied Luxottica's motion to dismiss it. During the arbitration, the case against Luxottica will be suspended, awaiting developments in the arbitration. The Company welcomes this progress in the case and intends to pursue its claims as expeditiously as possible.

The Company entered into an agreement, effective January 1, 2000, with a company affiliated with the Chairman and Chief Executive Officer, that provides litigation management services to the Company in the LensCrafters case. These services include advancing all attorney's fees and other litigation costs and expenses incurred by the Company to pursue this litigation. If the Company is successful in obtaining a judgment, award or settlement, the advanced fees, costs and expenses will be reimbursed, and 10% of the gross judgment, award or settlement will be paid, to the company affiliated with the Chairman and Chief Executive Officer. Otherwise, no fees, costs or expenses will be reimbursed.

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

                                       AND
BY:                                            BY:
         /s/ Dennis A Surovcik                       /s/ Jeremy P. Feakins
         ---------------------------                 ---------------------------
             Dennis A Surovcik                           Jeremy P. Feakins,
             Chief Financial Officer                     Chairman and Chief
                                                         Executive Officer


Date:  May 14, 2002