Form 10KSB
period 2002-06-30
MEDICAL TECHNOLOGY & INNOVATIONS INC /FL/
filed 2007-01-11
CIK 847464

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB
(Mark One)
    X          Annual Report Pursuant to Section 13 or 15(d) of the Securities
 --------      Exchange Act of 1934

                     For the fiscal year ended June 30, 2002
                     ---------------------------------------
                                       or
 -------- Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the Transition Period from ______to______

                        Commission file number 33-27610-A
                                               ----------

                      Medical Technology & Innovations Inc.
                      -------------------------------------
                 (Name of small business issuer in its charter)

                 Florida                               65-2954561
     -------------------------------       ------------------------------------
     (State or other jurisdiction of       (I.R.S. Employer Identification No.)
      Incorporation or organization)

      1800 Fruitville Pike, Suite 200, Lancaster, PA               17601
      ---------------------------------------------------------------------
      (Address of principal executive offices)                   (Zip Code)

         Issuer's telephone number, including area code: (717) 390-3777
                                                         --------------

           Securities registered pursuant to Section 12(b) of the Act:
                                      None
                              (Title of each class)

           Securities registered pursuant to Section 12(g) of the Act:
                                      None
                                (Title of Class)

         Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act.
                                  YES[ ] NO[X]

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                  YES[X] NO[ ]

         Check if there is no disclosure of delinquent filers pursuant to Item 405 or Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                  YES[ ] NO[X]

         The issuer's revenues for its most recent fiscal year were $0.

         The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold or the average bid and asked prices of such stock as of January 2, 2007 was $0. There is no quoted marked for the voting stock.

         As of January 2, 2007, 6,837,904 shares of Common Stock, no par value, of the registrant were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:
None
Transitional Small Business Disclosure Format (Check One):  YES [ ]   NO [X]

Item 1. Description of Business

Prior Business

Medical Technology & Innovations, Inc., f/k/a Southstar Productions, Inc. (the "Company") was incorporated in the state of Florida in January 1989. Prior to September 6, 2002, the company operated through two wholly-owned subsidiaries, Medical Technology, Inc. ("MTI") and Steridyne Corporation ("Steridyne").

Prior to September 6, 2002, the Company manufactured and distributed the PhotoScreener, which is a specialized Polaroid-type instant film camera designed to detect conditions that lead to amblyopia ("lazy eye") and other eye disorders. Steridyne was a manufacturer and distributor of thermometer sheaths, probe covers, and anti-decubitus gel cushions. Steridyne also distributed both glass and digital thermometers.

On September 6, 2002, the Company signed an Agreement in Lieu of Foreclosure with a company affiliated with the Chief Executive Officer and Chairman of the Board. The Agreement in Lieu of Foreclosure transferred the assets of the Company and its subsidiaries to Polycrest Holdings, Inc., except for (a) certain technology that was retained by the Company, and (b) the Company's contingent asset related to the anticipated settlement, award, or judgment in the Company's litigation against LensCrafters, Inc. and Luxottica Group S.p.A. The Agreement also transferred the liabilities of the Company and its subsidiaries to Polycrest Holdings, Inc. except for (a) the contingent liabilities of the LensCrafters' litigation, (b) the employment agreement of the Chairman and Chief Executive Officer, and (c) the lease of its headquarters building.

Between September 6, 2002, and June 22, 2005, the Company ceased operations except for liabilities associated with the LensCrafters' litigation and the liabilities associated with other litigation which the Company is a party. On July 25, 2005, the Company received a judgment of $15.6 million in the LensCrafters' litigation. The Company has paid all legal expenses and judgments and believes it is free of all litigation.

Current Business

On June 22, 2005, the Company formed a subsidiary called World Nurse Space, Inc. ("WNSI"). The subsidiary was formed to launch a Social Website aimed at nurses. The Company has re-purposed itself and is focusing on Social Website Developing not only in the nurse profession but in other areas as well. Therefore on September 25, 2006 the Company formed a second subsidiary called "itLinkz Corporation." The business purpose of itLinkz is to adapt the technology and concepts used in the WNSI website to a broad array of social networks.

Over the next few years, itLinkz`s strategy is to create and launch thousands of sophisticated yet easy to use social and business networking community websites. On each website, both personal and professional level members will be able to connect anytime around shared interests, to collaborate, share knowledge and team up with other members. This concept offers applications not only to online social groups but to business communities as well.

With the anticipated January 2007 launch of its first Web 2.0 social networking website, itLinkz has successfully addressed critical market segmentation issues which Myspace.com, YouTube.com, Facebook.com, Digg.com, LinkedIn.com, Multiply.com, Gather.com and others have not adequately delivered. For the online community, itLinkz has focused its efforts on developing and launching websites focused on defined areas of interests rather than offering to advertisers and marketers a generalist community with broad interests. itLinkz has developed a strategic plan that will allow the Company to gain a competitive advantage with a first to market approach with the LinkUp model. itLinkz will identify niche audiences based on their total size, spending habits and their supply/demand for online content consumption.

The focal point of itLinkz' development has been the construction of the core website `engine'. The internals of the engine is comprised of software that itLinkz has licensed from a software vendor. Customization and extension of the engine is being developed initially by the software vendor. Beginning with the second release in 2007, the responsibility for engine customization and extension will be migrated in-house. Contractually, itLinkz owns exclusive intellectual property rights to all code developed under our work-to-hire agreement with the software vendor. In addition, itLinkz has access to all source code that has been licensed from the software vendor. To date, the Company has spent approximately $300,000 on the research and development of this engine. This engine is used as the backbone for each website, which is then "skinned" with a customized, unique look and feel of each particular profession, community or interest group. In addition to planning for the development and launch of thousands of social networking websites, itLinkz is currently examining the most expeditious and profitable manner in which to present this technology to the thousands of business communities that could make use of itLinkz' expertise and knowledge.Since itLinkz's websites are being designed to be hosted separately from each other, itLinkz is will be hosting the websites on a geographically diverse set of hosting providers. This will provide basic defense against a site wide disaster. In addition, a contract will be signed with an availability services vendor to provide a disaster recovery site to quickly restore sites that may experience a disaster scenario. Initial websites will be hosted at a Class-A hosting provider located near its headquarters.itLinkz has entered into a three year contract with this hosting provider to provide internet connectivity, system/network administration and server leasing. All hosting provider contracts will provide the ability to quickly scale to meet the demands of the websites it hosts.

Initially, and to quickly generate revenues, itLinkz has developed a first-to-market commercial opportunity for advertisers, marketers and business operators. Through its websites, itLinkz offers access to consumers and patrons within tightly-defined demographic profiles and with shared interests. itLinkz is developing and launching 500 separate and specific social networking online communities. Each website is focused on one common interest (profession, hobby, leisure, current events, industry or geographic area). In doing so, itLinkz is positioning itself as a premier provider to advertisers and marketers, who, by advertising their products on itLinkz, have targeted demographic websites where they can reach consumers predisposed to favorably receive their message and to tap the collective knowledge of that community. This will allow advertisers and marketers to refine their sales and marketing process to a degree that will likely provide the advertiser an effective revenue stream, while monitoring the progress of different advertising campaigns. itLinkz's technology offers possibilities for other user generated applications such as providing a sophisticated web based communication tool for businesses and organizations.

itLinkz management believes it is poised for significant growth with the launch of the new online social and business networking sites it is developing. Plans have been put into operation for a launch in the near-term of the first seven itLinkz websites.

The Company recognizes that marketing will play a critical role in the success of this enterprise and is committed to developing an aggressive yet professional multi-dimensional promotional effort to launch each web community. The primary goals of itLinkz marketing efforts will be to:

     *   Build awareness
     *   Establish significant member community
     *   Promote participation and interaction
     * Attract large scale advertisers and markets who will advertise on itLinkz websites

The key metric will be attracting significant numbers of people to join the site and encouraging them to spend time participating and contributing within each itLinkz web community. To insure that there is sufficient awareness to stimulate and drive traffic to the websites and encourage registration, itLinkz will assertively employ traditional and innovative promotional tactics. To reach these objectives, itLinkz has contracted with professional marketing and public relations firms that have demonstrated the ability to provide marketing insights and expertise that drives results in the new Web 2.0 environment. For example, itLinkz has engaged a California-based marketing communications firm with extensive brand development experience and strong creative credentials. The Company has also partnered with a highly respected group specializing in Internet strategies and interactive solutions.

Employees

As of January 2, 2007, the Company employed 10 full-time employees. None of the Company's employees are represented by a labor union. The Company considers its employee relations to be good.

Item 2. Description of Properties

The Company's principal executive and administrative offices are located at 1800 Fruitville Pike in Lancaster, Pennsylvania. This facility is leased from FHP Partnership for a term that will expire on September 1, 2011. The monthly rental paid by the Company is $6,246. The Company believes that its properties are adequate for the Company's business for the foreseeable future.

Item 3. Legal Proceedings

On February 15, 2000, the Company filed a lawsuit in the Common Pleas Court of Dauphin County, Pennsylvania, against LensCrafters, Inc. (LensCrafters) and its parent, Luxottica Group S.P.A. (Luxottica). The Company had entered into a business relationship with LensCrafters to provide more than 600 of its PhotoScreener devices for use in the retail facilities of LensCrafters. In a written agreement dated August 25, 1998, LensCrafters committed that it would conduct a national marketing campaign in excess of $5 million to promote vision screening through the PhotoScreener. The Company's complaint provided that the Company delivered the PhotoScreeners to LensCrafters, but LensCrafters failed to meet its promotional and marketing commitments. The Complaint asserted legal claims for breach of contract by LensCrafters, for misrepresentation and fraud by LensCrafters, and for intentional interference with contract by Luxottica. LensCrafters moved to refer the case to arbitration. The case was moved to the American Aribitration Association in Cincinnati, OH where it was heard on March 8, 2005. The American Arbitration Association ruled in favor of the Company and an award was made for $15.6 million during the fiscal year ended June 30, 2005. After payment of legal fees and expenses, including the payment to its Chairman described in the next paragraph, the Company received net proceeds of $4.8 million from the award.

As of January 1, 2000, the Company entered into an Agreement with Growth Capital Resources, a company affiliated with Jeremy Feakins, Medical Technology's Chairman and Chief Executive Officer. Growth Capital Resources agreed to provide litigation management services with regard to the proceedings against LensCrafters et al; and to pay or advance all attorney's fees and other litigation costs incurred by the Company to pursue this litigation. No costs or expenses were to be reimbursed in the event the litigation is unsuccessful. On January 6, 2003, the Agreement was amended to incorporate the litigation management of all of the ongoing litigation. In return for assuming the additional litigation, the Company agreed to reimburse 35% of the gross judgment, award or settlement from the LensCrafters litigation and all costs associated with managing it to the affiliated company. Accordingly, from the proceeds of the LensCrafters judgment, $5,460,000 was paid to Growth Capital Resources.

In 2000, the Company and Steridyne Corporation were named defendants in a breach of contract litigation relating to the asset purchase agreement with Florida Medical Industries ("FMI"). On September 11, 2002, the Circuit Court for Lake County, FL, ruled against the Company and Steridyne which resulted in an award to FMI in the amount of $866,457. The judgment was appealed and resolved on January 8, 2003 in favor of FMI. As a result, the award began accruing interest of 9% per annum on $658,294 of the award and 6% per annum on $208,163 of the award. The amounts including accrued interest were paid from the proceeds of the LensCrafters settlement on July 27, 2005, and totaled $1,061,737.

Item 4. Submission of Matters to a Vote of Security Holders

None.

                                    PART II.

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer's Purchase of Equity Securities

At the close of business on December 4, 2001, the Company affected a one-for-twenty-five reverse stock split as approved by the Company's Board of Directors. Prior to the split, the Company was authorized to issue 700,000,000 shares of common stock. The authorized shares were reduced in proportion to the stock split so that after the reverse stock split, the authorized capital stock of the Company was 28,000,000 shares of common stock. All common stock and per share data included in these consolidated financial statements and accompanying footnotes has been restated to give effect to the reverse stock split.

The following table sets forth the range of the high and low bid prices for the common stock during the periods indicated, and represents interdealer prices, which do not include retail mark-ups and mark-downs, or any commission to the broker-dealer, and may not necessarily represent actual transactions. All prices have been adjusted to reflect the reverse stock split on December 4, 2001.

Quarter Ending         High     Low        Quarter Ending         High      Low

September 30, 2001     $.04     $.03       September 30, 2000     $.15     $.06
December 31, 2001       .04      .01       December 31, 2000       .13      .06
March 31, 2002          .90      .76       March 31, 2001          .10      .05
June 30, 2002           .72      .19       June 30, 2001           .07      .04

As of June 30, 2002, there were approximately 720 record holders of common stock. Such amounts do not include common stock held in "nominee" or "street" name.

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

This Form 10-KSB includes "forward looking statements" concerning the future of operations of the Company. It is management's intent to take advantage of the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995. This statement is for the express purpose of availing the Company of the protections of such safe harbor with respect to all "forward looking statements" contained in this Form 10-KSB. We have used "forward looking statements" to discuss future plans and strategies of the Company. Management's ability to predict results or the effect of future plans is inherently uncertain. Factors that could affect results include, without limitation, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions, acceptance, technological change, changes in industry practices and one-time events. These factors should be considered when evaluating the "forward looking statements" and undue reliance should not be placed on such statements. Should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein.

Agreement in Lieu of Foreclosure

On August 30, 2002, the Company's Board of Directors unanimously approved an Agreement in Lieu of Foreclosure ("Agreement") between (a) the Company and its subsidiaries as Debtors and (b) Polycrest Holdings, Inc. as Creditor. Polycrest Holdings, Inc. is owned by Jeremy Feakins, our Chief Executive Officer, and James Howson, a shareholder of Medical Technology. The Board of Directors of each of the Company's subsidiaries likewise approved the Agreement.

The Agreement provided that the transaction would not close unless certain conditions were satisfied, including the receipt by the Company of a fairness opinion from an independent accounting firm that concluded that the Agreement was fair to the Company and to its shareholders. The Company has received the fairness opinion which is filed on Form 8-K on October 15, 2002 and has closed the transaction.

The fairness opinion concluded that the Company and its subsidiaries had a negative net asset value and that, therefore, the transaction transferring a substantial part of the assets in return for the release of security interests and the assumption of a substantial part of the liabilities while leaving substantial assets in the Company would be fair from a financial point of view to the Company and to its shareholders.

The Agreement transferred the assets of the Company and its subsidiaries to Polycrest Holdings, Inc., except for (a) certain technology that was retained by the Company, part of which it licensed to Polycrest Holdings, Inc. in return for royalties from the sale of IVD products, and (b) the Company's contingent asset related to the anticipated settlement, award or judgment in the Company's litigation against LensCrafters, Inc. and Luxottica Group S.p.A. This contingent asset was subject to payment of attorney's fees and a fee for managing the case and advancing the costs and expenses incurred in the litigation.

The Agreement transferred the liabilities of the Company and its subsidiaries to Polycrest Holdings, Inc. The Company retained certain contingent liabilities, the Company's lease of its headquarters building, its employment agreement with the Chairman and Chief Executive Officer and contingent liabilities associated with the various litigation matters.

The Agreement released the Company and its subsidiaries from all liabilities related to funds and services that had been advanced by the Chairman and Chief Executive Officer and parties related to him as well as the security agreements that covered those liabilities. The Chairman and Chief Executive Officer and parties related to him had loaned money to the Company and had advanced funds and services for the benefit of the Company and its subsidiaries, beginning with the loan of $1,000,000 on January 21, 2000. The Board of Directors had authorized the Company to obtain the loan and the advances and to enter into security agreements, dated August 7, 2002, to secure the advances. The security agreements related back to all advances of funds and services that were provided to the Company and its subsidiaries before that date but did not include the loan of January 21, 2000, which had been paid off in part.

Because the Company's inability to repay the advances, Polycrest Holdings, Inc. was entitled to foreclose on the assets of the Company and its subsidiaries but instead settled the potential foreclosure actions by entering into the Agreement. The date of the Agreement is September 6, 2002, to reflect the onset of the closing process, which was completed over the following thirty days.

Results of Operations

Fiscal Year Ended June 30, 2002 as Compared to June 30, 2001

Revenues for the fiscal year 2002 were $3,024,688, compared to $4,064,858 for the comparable period in fiscal 2001, or a decrease of $1,040,170 or 26%. Revenues for Steridyne Corporation were $2,822,078 compared to $3,095,197 for a decrease of $273,119 or 9%. This sales decrease results from the decline in demand for glass thermometers caused by several states banning glass thermometer sales in retail stores. The demand for glass thermometers still continues in the hospital/medical customer base. Revenues for Medical Technology were $202,610 compared to $969,661 for a decrease of $767,051 or 79%. This large sales decrease resulted primarily because of ongoing difficulties with LensCrafters, which was responsible for distribution in the ophthalmic market.

Gross profit for the fiscal year 2002 was $1,237,184 compared to $1,760,636 for the comparable period in fiscal 2001, or a decrease of $523,452 or 28%. This decrease results because of the dramatic sales decline in Steridyne's glass thermometers sales along with the decrease in sales for Medical Technology.

Operating expenses during the fiscal year 2002 were $5,342,469, compared to $2,257,795 for fiscal year 2001, or an increase of $3,084,674 or 137%. This increase in operating expenses can be attributed to an increase in salaries and an increase in legal expense due to the LensCrafters and the Florida Medical Industries litigation. Interest expense, net, was $80,692 and $216,359 for fiscal years 2002 and 2001, respectively or a decrease of $135,667 or 63%. This decrease in interest expense is due to the proceeds from the sale of the property being applied to outstanding notes payable.

Information about the Company's Industry Segments is included in Note 15 to the Notes to Consolidated Financial Statements.


Liquidity and Capital Resources

At June 30, 2002, the Company had cash of $3,342 and working capital deficit of ($1,281,994) as compared to $15,434 and ($592,433) at June 30, 2001. This decrease in the working capital is primarily due to the Company's loss for the fiscal year 2002.

From June 30, 2002 until we received the LensCrafters judgment in 2005, our operations were funded by Growth Capital Resources, an affiliate of our Chairman. As of January 1, 2000, the Company had entered into an Agreement with Growth Capital Resources to provide litigation management services with regard to the proceedings against LensCrafters et al; and to pay or advance all attorney's fees and other litigation costs incurred by the Company to pursue this litigation. No costs or expenses were to be reimbursed in the event the litigation is unsuccessful. On January 6, 2003, the Agreement was amended to incorporate the litigation management of all of the current litigation. In return for assuming the additional litigation, the Company agreed to reimburse 35% of the gross judgment, award or settlement from the LensCrafters litigation and all costs associated with managing it to the affiliated company.

On June 30, 2005 we received a $15.6 million judgment from LensCrafters. From that sum we paid:

         $5,357,022- to our attorneys;
         $5,460,000- to Growth Capital Resources;
         $3,268,388- to settle outstanding liabilities.

The remaining $1,541,213 is being applied to the expenses of initiating the operations of the itLinkz business. At December 31, 2006 we had $651,089 in cash and cash equivalents and $1,498,900 in debts.

Item 7.  Financial Statements

Index to Consolidated Financial Statements

                                                                            Page
                                                                            ----
Report of independent registered public accounting firm for
     the year ended June 30, 2002                                              9
Report of independent auditor for the year ended June 30, 2001                10

Consolidated balance sheets as of June 30, 2002 and 2001                      11

Consolidated statements of operations for the years ended
      June 30, 2002 and 2001                                                  12

Consolidated statements of changes in stockholders' (deficit)
      equity for the years ended June 30, 2002 and 2001                       13

Consolidated statements of cash flows for the years ended
      June 30, 2002 and 2001                                                  14

Notes to consolidated financial statements                                    15

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Medical Technology & Innovations, Inc. and Subsidiaries
Lancaster, Pennsylvania


         We have audited the accompanying consolidated balance sheet of Medical Technology & Innovations, Inc. and Subsidiaries (the "Company") as of June 30, 2002 and the related consolidated statements of operations, changes in stockholders' (deficit) equity and cash flows for the year ended June 30, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

         We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medical Technology & Innovations, Inc. and Subsidiaries as of June 30, 2002 and the results of their operations and their cash flows for the year ended June 30, 2002 in conformity with accounting principles generally accepted in the United States of America.

         Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 17 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net working capital deficit that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to those matters are also described in Note 17. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Stegman & Company
Baltimore, Maryland
December 14, 2006

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








/s/  SIMON LEVER & COMPANY
Lancaster, Pennsylvania
September 25, 2001

                    Medical Technology and Innovations, Inc.
                           Consolidated Balance Sheets
                          As of June 30, 2002 and 2001

                                                       2002            2001
                                                   ------------    ------------
                                     Assets
                                     ------
Current Assets:
  Cash                                             $      3,342    $     15,434
  Accounts Receivable, less allowances for
    doubtful accounts accounts of $141,751
    and $97,090, respectively                           209,110         406,958
  Inventory                                             369,969         520,270
  Prepaid Expenses                                       26,147          56,594
                                                   ------------    ------------
    Total Current Assets                                608,568         999,256

Property and Equipment:
  Land                                                        -         182,000
  Plant, Equipment and other                            752,241       1,151,174
  Less Accumulated Depreciation                        (695,752)       (737,764)
                                                   ------------    ------------
  Property and Equipment, net                            56,489         595,410
                                                   ------------    ------------
Other Assets:
  Goodwill, Net of accumulated amortization of
   $942,975 and $819,576, respectively                1,332,978       1,456,377
  Other Intangible Assets, Net of accumulated
   amortization of $427,862 and $366,025,
   repectively                                          131,755         966,599
                                                   ------------    ------------

Total Assets                                       $  2,129,790    $  4,017,642
                                                   ============    ============


                 Liabilities and Stockholders' (Deficit) Equity
                 ----------------------------------------------
Current Liabilities:
  Accounts payable                                 $    553,911    $    298,457
  Accrued liabilities                                   768,103         223,933
  Other                                                       -         263,897
  Current Maturities of Long-Term Debt
                                                        568,548         805,402
                                                   ------------    ------------
    Total current liabilities                         1,890,562       1,591,689

Long-Term Debt, Net of Current Maturities               125,000       1,539,279
Other Long-Term Liabilities                             911,033               -
                                                   ------------    ------------
Total Liabilities                                     2,926,595       3,130,968
                                                   ------------    ------------

Stockholders' (Deficit) Equity
  Common stock, no par value, authorized
    28,000,000 shares, outstanding
    4,078,602 and 1,672,560 shares,
    respectively                                     15,682,028      11,722,406
  Series B Convertible Preferred Stock,
    $100 par value, authorized 1,000 shares,
    outstanding 0 and 229, respectively                       -       1,596,000
  Preferred Stock, authorized 100,000,000
    shares $1,000 par value, 12%,
    noncumulative, outstanding 22.5 shares               22,500          22,500
  Treasury Stock, at cost (78,941 shares)              (436,799)       (436,799)
  Accumulated Deficit                               (16,064,534)    (12,017,433)
                                                   ------------    ------------
  Total Stockholders' (Deficit) Equity                 (796,805)        886,674
                                                   ------------    ------------
Total Liabilities and Stockholders'
  (Deficit) Equity                                 $  2,129,790    $  4,017,642
                                                   ============    ============

The accompanying notes are an integral part of the financial statements.

                    Medical Technology and Innovations, Inc.
                      Consolidated Statements of Operations
                   For the Years Ended June 30, 2002 and 2001

                                                      2002              2001
                                                   -----------      -----------


Revenues                                           $ 3,024,688      $ 4,064,858
Cost of Goods Sold                                   1,787,504        2,304,222
                                                   -----------      -----------
  Gross profit                                       1,237,184        1,760,636
                                                   -----------      -----------

Operating Expenses
  Advertising                                           21,716           22,634
  Selling, General, and Administrative               5,320,753        2,235,161
                                                   -----------      -----------

  Total Operating Expenses                           5,342,469        2,257,795
                                                   -----------      -----------

Loss from Operations                                (4,105,285)        (497,159)

  Interest Expense, Net                                 80,692          216,359
  Gain on Sale of Property & Equipment                 138,876                -
                                                   -----------      -----------
Net Loss                                           $(4,047,101)     $  (713,518)
                                                   ===========      ===========



Net Loss per common share
  (basic and diluted)(1)                           $    (1.411)     $    (0.450)
                                                   ===========      ===========

Weighted Average Outstanding Shares(2)               2,869,080        1,586,657
                                                   ===========      ===========


(1) Calculated including Series B Preferred Stock accretion of $127,680 in fiscal year ended June 30, 2001.
(2) Share and per share data have been adjusted to reflect the one for twenty-five reverse common stock split on December 4, 2001 as if it had occurred on July 1, 2000.






The accompanying notes are an integral part of the financial statements.


                                              Medical Technology and Innovations, Inc.
                                     Consolidated Statements of Changes in Stockholders' Equity
                                             For the Years Ended June 30, 2002 and 2001


                                                                 Series B
                                                                Convertible                                                Total
                                       Common       Common       Preferred   Preferred    Treasury      Accumulated    Stockholders'
                                       Shares        Stock         Stock       Stock        Stock          Deficit        Equity
                                      ---------  ------------  ------------  ---------  -----------   --------------   ------------
 Balance at July 1, 2000              1,360,960  $ 11,122,017  $  1,596,000  $  22,500  $  (436,799)  $  (11,303,915)  $    999,803
Stock Issued for Intangible Assets      104,000       286,000             -          -            -                 -       286,000
Stock Issued for Services               207,600       314,389             -          -            -                 -       314,389
Net Loss                                                                                                    (713,518)      (713,518)
                                      ---------  ------------  ------------  ---------  -----------   --------------   ------------
 Balance at June 30, 2001             1,672,560    11,722,406     1,596,000     22,500     (436,799)     (12,017,433)       886,674
Stock Issued for Intangible Assets      157,000       135,700             -          -            -                 -       135,700
Stock Issued for Services             1,204,400     1,595,480             -          -            -                 -     1,595,480
Conversion of Preferred Stock
   into common stock                    412,200     1,596,000    (1,596,000)         -            -                 -             -
Conversion of Loan into common stock    632,442       632,442             -          -            -                 -       632,442
Net Loss                                      -             -             -          -            -       (4,047,101)    (4,047,101)
                                      ---------  ------------  ------------  ---------  -----------   --------------   ------------
 Balance at June 30, 2002             4,078,602  $ 15,682,028  $          -  $  22,500  $  (436,799)  $  (16,064,534)  $   (796,805)
                                      =========  ============  ============  =========  ===========   ==============   ============


Share and per share amounts have been adjusted to reflect the one for twenty-five reverse common stock split on December 4, 2001 as if it had occurred on July 1, 2000



The accompanying notes are an integral part of the financial statements.
















                                                                 13

                    Medical Technology and Innovations, Inc.
                      Consolidated Statements of Cash Flows
                   For the Years Ended June 30, 2002 and 2001

                                                         2002           2001
                                                      -----------   -----------
Cash flows from operating activities
Net loss                                              $(4,047,101)  $  (713,518)
Adjustments to reconcile net loss to net cash used
   in operating activites:
     Depreciation and amortization                        268,768       324,751
     Gain on disposition of property and equipment       (138,876)            -
     Valuation adjustment in intangible assets            683,235             -
     Debt forgiveness                                    (215,646)            -
     Conversion of interest to debt                             -        22,547
     Stock issued for services                          1,595,480       314,389

  Changes in assets and liabilities

     Accounts Receivable - net                            197,848       165,202
     Inventories                                          150,301        22,622
     Prepaid Expenses                                      30,447        (9,898)
     Accounts Payable                                     255,454      (149,698)
     Other liabilities                                  1,191,306       (75,281)
                                                      -----------   -----------
Net cash used in operating activities                     (28,784)      (98,884)

Cash flows from investing activities:
     Purchase of Intangible Assets                        (11,642)      (28,772)
                                                      -----------   -----------

Net cash used in investing activities                     (11,642)      (28,772)

Cash flows from financing activities:
     Principal payments on long-term debt                 (96,666)      (17,928)
     Proceeds from long-term debt                         125,000             -
                                                      -----------   -----------
Net cash provided by (used in) financing activities        28,334       (17,928)
                                                      -----------   -----------
Net decrease in cash                                      (12,092)     (145,584)
Cash at beginning of year                                  15,434       161,018
                                                      -----------   -----------
Cash at end of year                                   $     3,342   $    15,434
                                                      ===========   ===========



Noncash investing and financing transactions:
     Net proceeds from sale of property and
     equipment applied to long-term debt              $   594,264   $         -
                                                      ===========   ===========

  Conversion of loan into common stock                $   632,442   $         -
                                                      ===========   ===========

Stock issued for Intangible Assets                    $   135,700   $   286,000
                                                      ===========   ===========



The accompanying notes are an integral part of the financial statements.

                    Medical Technology and Innovations, Inc.
                   Notes to Consolidated Financial Statements
                   For the Years Ended June 30, 2002 and 2001

1.       Summary of Significant Accounting Policies

         Organization. Medical Technology & Innovations, Inc., f/k/a Southstar Productions, Inc. (the "Company") was incorporated in the state of Florida in January 1989. Prior to September 6, 2002, the Company operated two wholly-owned subsidiaries, Medical Technology, Inc. ("MTI") and Steridyne Corporation ("Steridyne"). MTI was incorporated in the state of Iowa in April 1993 and Steridyne was incorporated in the state of Florida in 1996.

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

         Prior to September 6, 2002, the Company manufactured and distributed the PhotoScreener, which is a specialized Polaroid-type instant film camera designed to detect conditions that lead to amblyopia ("lazy eye") and other eye disorders. Steridyne was a manufacturer and distributor of thermometer sheaths, probe covers, and anti-decubitus gel cushions. Steridyne also distributed both glass and digital thermometers.

         On September 6, 2002, the Company signed an Agreement in Lieu of Foreclosure with a company affiliated with the Chief Executive Officer and Chairman of the Board. The Agreement in Lieu of Foreclosure transferred the assets of the Company and its subsidiaries to Polycrest Holdings, Inc., except for (a) certain technology that was retained by the Company, and (b) the Company's contingent asset related to the anticipated settlement, award, or judgment in the Company's litigation against LensCrafters, Inc. and Luxottica Group S.p.A. The Agreement also transferred the liabilities of the Company and its subsidiaries to Polycrest Holdings, Inc. except for (a) the contingent liabilities of the LensCrafters' litigation, (b) the employment agreement of the Chairman and Chief Executive Officer, and (c) the lease of its headquarters building.

         Between September 6, 2002, and July 27, 2005, the Company ceased operations except for liabilities associated with the LensCrafters' litigation and the liabilities associated with other litigation which the Company is a party.

         On June 30, 2005, the Company was awarded $15.6 million in the LensCrafters' litigation which was received on July 25, 2005. The Company has paid all legal expenses and judgments and believes it is free of all litigation. The Company has re-purposed itself and is in the Social Website Developing.

         Principles of Consolidation. The consolidated financial statements include the Company and its wholly-owned subsidiaries. All significant intercompany items have been eliminated.

         Revenue Recognition. Revenue from product sales is recognized at the time product is shipped and ownership is transferred to the customer.

         Inventories. Inventories are stated at the lower of cost or market, with cost determined under the first-in, first-out (FIFO) method.

         Property and Equipment. Property and equipment is stated on the basis of cost less accumulated depreciation. The Company provides for depreciation over the estimated useful lives of 3-15 years using the straight-line method.

         Intangible Assets. In 2001, the Financial Accounting Standards Board (or FASB) issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142, among other things, prohibits the amortization of existing goodwill and certain other intangible assets and establishes a new method of testing goodwill for impairment. SFAS No. 142 is effective for the year ended June 30, 2003 for Medical Technology & Innovations, Inc. For the fiscal year 2002 and 2001, the Company had intangible assets which consisted primarily of goodwill of $2,275,953 associated with the acquisition of Steridyne which is being amortized over fourteen years and patents which are amortized on a straight-line basis over their estimated remaining lives. Accumulated amortization on goodwill totals $942,975 and $819,576 at June 30, 2002 and 2001, respectively. Accumulated amortization on other intangible assets totals $427,862 and $366,025 at June 30, 2002 and 2001, respectively.

         Income Taxes. Deferred income taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary difference. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

         Net Loss Per Common Share. Basic and diluted net loss per common share was computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during each period. The impact of common stock equivalents has been excluded from the computation of weighted average common shares outstanding, as the effect would be antidilutive.

2. Inventories. Inventories consisted of the following at June 30, 2002 and 2001:

                                             2002             2001
                                        --------------   -------------
         Raw materials                  $      339,594   $     406,900
         Work in process
                                                     -               -
         Finished goods
                                                30,375         113,370
                                        --------------   -------------
                                        $      369,969   $     520,270
                                        ==============   =============

3. Property and Equipment. Property and equipment consisted of the following at June 30, 2002 and 2001:

                                             2002            2001
                                        --------------   -------------
         Plant & Equipment              $      459,239   $     858,172
         Land                                        -         182,000
         Computer equipment and software       177,414         177,414
         Furniture and fixtures                115,588         115,588
                                        --------------   -------------
                                               752,241       1,333,174
         Less: Accumulated Depreciation       (695,752)       (737,764)
                                        --------------   -------------
                                        $       56,489   $     595,410
                                        ==============   =============

4. Long-Term Debt. Long-Term Debt consisted of the following at June 30, 2002 and 2001:


                                                        2002            2001
                                                     -----------    -----------
12% convertible note due to an affiliate of the      $         -    $ 1,113,546
 Chief Executive Officer and Chairman of the
 Company, due January 21, 2005, interest
 payable monthly, principal amortized over twenty years, commencing the nineteenth month and continuing for forty-two months, balance to be paid at the end of sixty months, secured by substantially all of the assets of the Company and is guaranteed by the Company's subsidiaries

Technology Transfer Obligation, due September 1,               -        419,630
 2002, non-interest bearing, fully payable by issuing 152,000 shares of the Company's common stock, 86,000 are required to be issued on September 1, 2001

15% note due July 2002, principal and interest            28,624         51,056
 payable monthly secured by substantially all of the assets of a subsidiary of the Company and guaranteed by the Company's Chief
 Executive Officer and major stockholder

15% note due July 2002, principal and interest            67,248         67,246
 payable monthly secured by substantially all of the assets of a subsidiary of the Company and guaranteed by the Company's Chief
 Executive Officer and major stockholder

10.0% convertible note, due March 2001, interest          82,900         84,959
 payable quarterly

10.0% convertible note, due March 2002, interest          82,900         84,959
 payable quarterly

Revolving $235,000 credit line, due on demand,           235,000        235,000
 interest payable monthly at 10.5%, facility guaranteed by the Company's Chief Executive
 Officer and secured by certain of his personal assets

9.5% note, due December 2011, principal and                    -        204,374
 interest payable monthly, secured by mortgage on Riviera Beach property

10% note, principal and interest payable                 100,000              -
 quarterly, unsecured

3% note, due February 2005, principal and                 25,000              -
 interest payable quarterly, unsecured

Unsecured notes payable, due various dates,               71,876         83,911
 interest payable at various rates from              -----------    -----------
 0% to 10%

Total long-term debt                                 $   693,548    $ 2,344,681
                                                     -----------    -----------
Less: amounts due in one year                           (568,548)      (805,402)
                                                     -----------    -----------
Long-term debt less current maturities               $   125,000    $ 1,539,279
                                                     ===========    ===========

         The 12% note, due January 21, 2005 was fully repaid during Fiscal 2002 partly in cash, partly from the receipt of the sales proceeds less the mortgage payoff of the Company's realty in Riviera Beach, Florida and finally from the issuance of 632,442 shares common stock at a price of $1.00 per share. In September 2001, the Company sold, and subsequently leased back, its land and building in Riviera Beach, Florida to a partnership of which the Chairman and Chief Executive Officer is a partner. The $600,000 selling price for the realty was determined pursuant to an appraisal performed by an independent third party real estate appraisal firm located in Riviera Beach area. The associated monthly rental the Company is paying was also determined from the same real estate appraisal report used to establish the fair market selling price. The 10% convertible note due March 2001 and the 10.0% convertible note due March 2002 are convertible, at the election of the note holder, into 158,010 shares and 131,675 shares respectively adjusted for certain anti-dilutive events upon the earlier of: (1) March 1, 1998, (2) an initial public offering of the Company's Common Stock, or (3) the sale of all or substantially all of the assets of the Company.

         The amount of long-term debt maturing in each of the next five fiscal years is $568,548 in 2003 and $125,000 in 2004.

5. Lease Expense. The Company leases various equipment and warehouse space under operating lease agreements. Rent expense for the fiscal years ended June 30, 2002 and 2001 amounted to $30,668 and $37,435 respectively. Future minimum annual rentals for subsequent fiscal years are as follows at June 30, 2002:

                          Fiscal                Lease
                           Year               Payments
                     -----------------      -------------
                           2003             $     124,057
                           2004                   138,171
                           2005                   110,691
                           2006                    96,956
                           2007                   101,292
                     Thereafter                    17,017

6. Income Taxes. The Company did not incur any income tax expense for its fiscal years ending June 30, 2002 and 2001, respectively. As of June 30, 2002 the Company has sustained in excess of $15 million in net operating losses (NOLs) for tax purposes. These NOLs will expire in various amounts if not utilized between 2004 and 2016 and are subject to limitations should the ownership of the Company significantly change. The deferred tax asset resulting from the above NOL carryforwards has not been recorded in the accompanying financial statements. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. The Company has not filed various required income tax returns and is in the process of preparing these returns to comply with all applicable regulations.


7. Royalty Agreement. The Company is the owner of a patent on a photoscreening device from which MTI derives substantially all of its revenues. The terms of the royalty agreement require the Company to pay a royalty to the inventor of seven percent (7.0%) of net PhotoScreener sales. The amount of royalties accrued by the Company was $939 and $25,756 for its fiscal years ending June 30, 2002 and 2001, respectively, under this agreement.

         In accordance with the terms of the purchase agreement with Florida Medical Corporation, the Company and the former owner of Florida Medical Corporation agreed to share equally in the profits resulting from the Company's thermometer sales to former Florida Medical customers. Accordingly, the Company has accrued $195,961 of royalty expense at June 30, 2002 due to the former owner of Florida Medical Corporation.

8. Preferred Stock. The $1,000 par value convertible preferred stock is convertible into 599 shares of the Company's common stock.

9. Stock Options Plans. In April 1996 the Company's shareholders approved the 1996 Stock Option Plan, which allows the Board of Directors to grant up to 120,000 options. During Fiscal 2002 and 2001, no options were granted. During fiscal 2000 and fiscal 1999, 48,800 and 4,800 options were granted, respectively. All options granted in fiscal 2000 were exercisable immediately at a strike price of $6.25 per share of the 4,800 options granted in fiscal 1999, 800 were exercisable ratably over a three-year period commencing with the grant date at an exercise price of $6.25 per share. The remaining options granted in fiscal 1999 were exercisable immediately at an exercise price of $12.50 per share.

                  The following is a summary of stock option transactions for the years ended June 30, 2002 and 2001:

                                                         2002        2001
                                                       -------     -------
           Outstanding, beginning of year               53,333      68,000
           Options granted                                   -           -
           Options exercised                                 -           -
           Options cancelled                              (267)    (14,667)
                                                       -------     -------
           Outstanding, end of year                     53,066      53,333
                                                       =======     =======
           Exercisable, end of year                     53,066      53,333
                                                       =======     =======

10. Warrants. At June 30, 2002, the Company has warrants outstanding to purchase 155,000 shares of its common stock in connection with various services provided to the Company. The strike price of the warrants varies with 50,000 issued at a strike price of $.75 per share, 50,000 warrants issued at a strike price of $.50 per share and 50,000 with a strike price of $.001 per share. The remaining warrants issued during fiscal 2002 have a strike price equal to the lesser of $1.00 or a 15% discount off of the bid price of the common stock. Of the total warrants outstanding at June 30, 2002, 100,000 warrants expire on December 31, 2003, 5,000 warrants on January 1, 2004 and 50,000 warrants on March 10, 2005.

11. Related Party Transactions. The Company and its wholly-owned subsidiaries have had transactions with various entities, certain of whose principals are also officers or directors of the Company or MTI.

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

         During fiscal 2002, the Company accrued wages payable to the Company's Chairman and Chief Executive Officer amounting to $108,000 which was included on the Balance Sheet as of June 30, 2002.

         During fiscal 2001, the Company accrued consulting fees payable to the Company's Chairman and Chief Executive Officer amounting to $176,500. Of this amount, $0 and $90,000 were payable at June 30, 2002 and 2001, respectively.

         During the quarter ending March 31, 2000, the Company borrowed over $1,000,000 from an affiliate of the Chief Executive Officer and Chairman of the Company to support the working capital needs of the Company. This loan is secured by substantially all of the assets of the Company and is guaranteed by the Company's subsidiaries. At June 30, 2002 and 2001, $0 and $1,113,456 was outstanding and included in the balance sheet, respectively. The note was fully repaid during Fiscal 2002 partly in cash, partly from the receipt of the sales proceeds less the mortgage payoff of the Company's realty in Riviera Beach, Florida and finally from the issuance of common stock.

         The Chief Executive Officer pledged a $235,000 Certificate of Deposit to a local bank that provided a line of credit to the Company. The Company continues to make interest payments on the line of credit. In consideration the Chief Executive Officer was granted options to acquire 4,000 shares of the Company's common stock at an exercise price of $6.25 per share.

         As of January 1, 2000, the Company entered into an Agreement with a company affiliated with the Chairman and Chief Executive Officer to provide litigation management services with regard to the proceedings against LensCrafters et al; and to pay or advance all attorneys' fees and other litigation costs incurred by the Company to pursue this litigation. No costs or expenses will be reimbursed in the event the litigation is unsuccessful. On January 6, 2003, the Agreement was amended to incorporate the litigation management of all of the current litigation. In return for assuming the additional litigation, the Company agreed to reimburse 35% of the gross judgment, award or settlement from the LensCrafters litigation and all costs associated with managing it to the affiliated company.

12. Fair Value of Financial Instruments. The estimated fair values of the Company's financial instruments as of June 30, 2002 and 2001 are as follows:

                                       2002                    2001
                             ----------------------   ----------------------
                              Carrying      Fair       Carrying      Fair
                               Amount       Value       Amount       Value

      Accounts Receivable    $  209,110  $  209,110   $  406,958  $  406,958
      Accounts Payable          553,911     553,911      298,457     298,457
      Accrued Expenses          768,103     768,103      487,830     487,830
      Long-term Debt            693,548     693,548    2,344,681   2,344,681

         The estimated fair value of long-term debt approximates the carrying amount based upon the borrowing rates currently available to the Company for loans with similar terms and maturities. The fair value of accounts receivable, accounts payable, and accrued expenses approximates their carrying amount.

13. Reverse Stock Split. At the close of business December 4, 2001, the Company affected a one-for-twenty-five reverse stock split as approved by the Company's Board of Directors. Prior to the split the Company was authorized to issue 700,000,000 shares of common stock. The authorized shares were reduced in proportion to the stock split so that after the reverse stock split, the authorized capital stock of the Company was 28,000,000 shares of common stock. All common stock and per share data included in these consolidated financial statements and accompanying footnotes has been restated to give effect to the reverse stock split.

14. Major Customers. For the fiscal years ended June 30, 2002 and 2001 the Company had no major customer that accounted for more than 10% of sales.

15. Industry Segments. Statements of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", require the presentation of description information about reportable segments which is consistent with that made available to the management of the Company to assess performance. Since the Company subsidiaries operate in separate distinct industry segments, management of the overall business is conducted by separate subsidiaries. The Corporate segment includes salary and fringe benefits of the Chairman and a portion of similar costs related to the Chief Financial Officer, financial public relations costs and other costs not directly related to the operations of the business segments.

                         Medical
                        Technology,    Steridyne
   Fiscal 2002             Inc.       Corporation     Corporate        Total
   -----------        --------------------------------------------------------

Revenues               $   202,610    $ 2,822,078    $         -    $ 3,024,688
Operating Loss          (1,874,340)       (75,689)    (2,155,256)    (4,105,285)
Net Interest Expense        55,351         25,341              -         80,692
Pre Tax Loss            (1,929,691)      (101,030)    (2,155,256)    (4,185,977)
Net Loss                (1,929,691)      (101,030)    (2,155,256)    (4,185,977)
Assets                     113,825      2,006,197          9,768      2,129,790
Depreciation and
 amortization                    -        268,768              -        268,768


                         Medical
                        Technology,    Steridyne
   Fiscal 2001             Inc.       Corporation     Corporate        Total
   -----------        --------------------------------------------------------

Revenues               $   969,661    $ 3,095,197         $    -    $ 4,064,858
Operating Loss            (109,638)      (137,941)      (249,580)      (497,159)
Net Interest               121,176         95,183              -        216,359
Pre Tax Loss              (230,814)      (233,124)      (249,580)      (713,518)
Net Loss                  (230,814)      (233,124)      (249,580)      (713,518)
Assets                   1,025,328      2,992,314              -      4,017,642
Depreciation and
 amortization               40,044        284,707              -        324,751
Addition to
 long-lived assets          28,772              -              -         28,772


16. Contingent Liabilities. On September 6, 2002, the Company entered into an Agreement in Lieu of Foreclosure with a company that is affiliated with the Chairman and Chief Executive Officer. The agreement transferred the liabilities of the Company and its subsidiaries to Polycrest Holdings, Inc., including contingent liabilities related to litigation matters. The Company retained certain contingent liabilities, The Company's lease of its headquarters building, its employment agreement with the Chairman and Chief Executive Officer and contingent liabilities associated with the various litigation matters. As of June 30, 2002, the Company has accrued $911,033 related to these contingent liabilities, which consist primarily of the $866,457 due to Florida Medical Industries and amounts due the Chairman and CEO.

17. Going Concern. The accompanying consolidated financial statements have been prepared assuming that the Company will continue with a going concern. The Company has suffered recurring losses from operations and has a net working capital deficit that raises substantial doubt about its ability to that the Company will continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         In view of these matters, realization of a major portion of the assets in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements and the success of its future operations. The Company entered into an Agreement in Lieu of Foreclosure on August 30, 2002 with a company associated with the Chief Executive Officer and Chairman of the Board. In that Agreement, the associated company has been given all of the assets and substantially all of the liabilities of the Company. In June of 2006, an award was issued against LensCrafters and its affiliates for $15.6 million and awarded to the Company. Management believes that actions presently being taken to revise the Company's operating and financial requirements will provide the opportunity for the Company to continue as a going concern.

18. Litigation Matters. On February 15, 2000, the Company filed a lawsuit in the Common Pleas court of Dauphin County, Pennsylvania, against LensCrafters, Inc. (LensCrafters) and its parent, Luxottica Group S.P.A. (Luxottica). The Company entered into a business relationship with LensCrafters to provide more than 600 of its PhotoScreener devices for use in the retail facilities of LensCrafters. In a written agreement dated August 25, 1998, LensCrafters committed that it would conduct a national marketing campaign in excess of $5 million to promote vision screening through the PhotoScreener. The Company's complaint provides that the Company delivered the PhotoScreeners to LensCrafters, but LensCrafters has failed to meet its promotional and marketing commitments. The Complaint asserts legal claims for breach of contract by LensCrafters, for misrepresentation and fraud by LensCrafters, and for intentional interference with contract by Luxottica. LensCrafters moved to refer the case to arbitration. The case was moved to the American Aribitration Association in Cincinnati, OH, where it was heard on March 8, 2005. The American Aribitration Association ruled in favor of the Company and an award was made for $15.6 million in the fiscal year ended June 30, 2005.

         As of January 1, 2000, the Company entered into an Agreement with a company affiliated with the Chairman and Chief Executive Officer to provide litigation management services with regard to the proceedings against LensCrafters et al; and to pay or advance all attorneys' fees and other litigation costs incurred by the Company to pursue this litigation. On January 6, 2003, the Agreement was amended to incorporate the litigation management of all of the current litigation. In return for assuming the additional litigation, the Company agreed to reimburse 35% of the gross judgment, award or settlement from the LensCrafters litigation and all costs associated with managing it to the affiliated company.

         In 2000, the Company and Steridyne Corporation were named defendants in a breach of contract litigation relating to the asset purchase agreement of Florida Medical Industries ("FMI"). On September 11, 2002, the Circuit Court for Lake County, FL, ruled against the Company and Steridyne which resulted in an award to FMI in the amount of $866,457. The $866,457 liability related to this litigation has been accrued at June 30, 2002. The judgment was appealed and resolved on January 8, 2003 in favor of FMI. As a result, the award began accruing interest of 9% per annum on $658,294 of the award and 6% per annum on $208,163 of the award. The amounts including accrued interest were paid from the proceeds of the LensCrafters settlement on July 27, 2005, and totaled $1,061,737.

         The Company is also a party to other pending legal proceedings in the ordinary course of their business. The Company does not expect these legal proceedings to have a material adverse effect on the Company's financial condition

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         On November 14, 2002 the Board of Directors of Medical Technology & Innovations dismissed Simon Lever & Company ("Simon Lever & Company") from its position as Medical Technology & Innovations' principal independent accountant.

         The audit reports of Simon Lever & Company on Medical Technology & Innovations' financial statements for the years ended June 30, 2001 and 2000 contained a modification expressing substantial doubt about Medical Technology & Innovations' ability to continue as a going concern. The audit reports of Simon Lever & Company on Medical Technology & Innovations' financial statements for the years ended June 30, 2001 and 2000 did not contain any other adverse opinion or disclaimer of opinion or qualification other than the modifications noted above. Simon Lever & Company did not, during the applicable periods, advise Medical Technology & Innovations of any of the enumerated items described in
Item 304(a)(1)(iv) of Regulation S-B.

         Medical Technology & Innovations and Simon Lever & Company have not, during Medical Technology & Innovations' two most recent fiscal years or any subsequent period through the date of dismissal, had any disagreement on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to Simon Lever & Company's satisfaction, would have caused Simon Lever & Company to make reference to the subject matter of the disagreement in connection with its reports.

         Medical Technology & Innovations has requested Simon Lever & Company to furnish a letter addressed to the Securities Exchange Commission stating whether or not Simon Lever & Company agrees with the statements in Item 8 of this 10-KSB. A copy of such letter dated January 8, 2007 is filed as exhibit 16 to this 10-KSB.

         On October 9, 2006 Medical Technology & Innovations retained the independent registered accounting firm of Stegman & Company to audit Medical Technology & Innovations's financial statements for the years ended June 30, 2002, 2003, 2004 2005 and 2006. At no time during the past two fiscal years or any subsequent period did Medical Technology & Innovations consult with Stegman & Company regarding any matter of the sort described above with reference to Simon Lever & Company, any issue relating to the financial statements of Medical Technology & Innovations, or the type of audit opinion that might be rendered for Medical Technology & Innovations.

Item 8A.  Controls and Procedures

         Evaluation of Disclosure Controls and Procedures. Jeremy Feakins, our Chief Executive Officer, and Jennifer Herman, our Chief Financial Officer, carried out an evaluation of the effectiveness of Medical Technology's disclosure controls and procedures as of June 30, 2002. Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, "disclosure controls and procedures" means controls and other procedures that are designed to insure that information required to be disclosed by Medical Technology in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission's rules. "Disclosure controls and procedures" include, without limitation, controls and procedures designed to insure that information Medical Technology is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, Mr. Feakins and Ms. Herman concluded that Medical Technology's systems of disclosure controls and procedures were not effective as of June 30, 2002 because of the weaknesses in our internal control over financial reporting discussed below.

         In the first quarter of the fiscal year ended June 30, 2003 the Company effectively ceased operations. The Company has not made any of the required SEC filings since filing it's Form 10-QSB for the three and nine month periods ended March 31, 2002. During this period the Company lacked both the staff and financial resources to make the required filings. As a result there is a material weakness in the internal control over financial reporting during this period consisting primarily of the lack of required SEC filings since the March 31, 2002 Form 10-QSB. Additionally there were certain audit adjustments related to the valuation of assets that were disposed of between March 31, 2002 and September 30, 2002 and to the timing of recording contingent liabilities directly related to the successful outcome of the Company's litigation against LensCrafters, Inc.

         In August 2006 the Company hired a CFO to begin creating the supporting accounting records needed to bring current the required SEC filings. The Company is in the process of establishing the appropriate internal controls over financial reporting for periods going forward. This includes a new accounting system and additional employees in the accounting area.


Item 8B.   Other Information

None.

                                    PART III.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

The executive officers and directors of the Company are identified in the table below.

NAME                POSITION WITH               DATE ELECTED           AGE
                       COMPANY                    DIRECTOR

Jeremy Feakins      Director, Chief              April 1996             53
                    Executive Officer

Michael Ragan       Executive Vice President,        --                 47
                    Technology & Operations

Jennifer Herman     Vice President - Finance         --                 30
                    Chief Financial Officer


BUSINESS EXPERIENCE

Mr. Feakins was originally elected to the Company's board in April of 1996. Since 1989, he has served as President of Medical Technology, Inc. (MTI) and in October 1995, became the President and Chief Executive Officer of Medical Technology & Innovations, Inc. In October 2004 Mr. Feakins founded Care Recruitment Solutions International, Inc., which was engaged in the business of international placement of nurses. Mr. Feakins served as Chief Executive Officer of Care Recruitment Solutions, Inc. and its successor, CRSI Group, Inc. until August 2006, when it terminated its nurse placement operations. He continues to serve as a member of the Board of Directors of Caspian International Oil Corporation (Pink Sheets: CIOC), which is the successor to CRSI Group, Inc. From 2002 until 2004 Mr. Feakins was also employed as a Managing Member of Steridyne Industries, LLC., an importer of medical devices. Steridyne filed for a Chapter 7 liquidation in bankruptcy in December 2004 after Hurricanes Francis and Charley damaged Steridyne's warehouse in Florida and destroyed its inventory. Since 1995, Mr. Feakins has also served as Chairman of International Investment Partners, Ltd. (Dublin, Ireland), a venture capital and management consulting firm. From 1980 to 1986, he was the managing Director of Craft Master, Limited, a South African corporation, which was a manufacturer and exporter of point of purchase display systems. Mr. Feakins received his degree in accounting and computer studies from the Royal Naval Secretarial and Accounting College, Chatham, Great Britain.

Mr, Ragan has served as the Executive Vice President of Operations and Technology of Medical Technology & Innovations, Inc. since October 2006. Prior to that, he was the Executive Vice President to the World Nurse Space, Inc. division. Mr. Ragan has over 20 years experience leading enterprise level technology initiatives for companies such as Tyco International and RR Donnelley and Sons (NYSE: RRD). Most recently he led a professional services organization which provided technology solutions for the Financial Services and Healthcare markets. Mr. Ragan also served as the Chief Technology Officer at Everybook, Inc., a high-tech startup company. Mr. Ragan has experience in global business process re-engineering and is a certified professional project manager. Mr. Ragan is a graduate of the Indiana University of Pennsylvania.

Ms. Herman has served as the Chief Financial Officer of Medical Technology & Innovations, Inc. since August 2006. Her most recent position was in New York City where she was instrumental in directing the reorganization of a Sub-Prime Auto Lending business into a highly successful Corporate Communications and Medical Education business (NYSE: IDAI). Ms. Herman brings an extensive financial management background and a great deal of SEC reporting and Sarbanes-Oxley experience. Ms. Herman graduated from Kutztown University with her Master's in Business Administration and Alvernia College with a double Bachelor's Degree in Accounting and Business Management.

Audit Committee; Compensation Committee

         The Board of Directors has not appointed an Audit Committee or a Compensation Committee, since the Board has only one member. There is no audit committee financial expert on the Board, due to the fact that the Company's business is still in its development stage.

Code of Ethics

         The Company does not have a written code of ethics applicable to its executive officers. The Board of Directors has not adopted a written code of ethics because there are so few members of management.


COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of its Common Stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission (SEC). Officers, directors, and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all ownership forms they file. No officer, director or 10 percent stockholder failed to file a report required by Section 16(a) during the year ended June 30, 2002.

Item 10.  Executive Compensation

SUMMARY COMPENSATION TABLE

The following table sets forth information concerning the compensation of the Company's Executive Officers whose compensation exceeded $100,000 for the fiscal years ending June 30, 2002, 2001 and 2000.

Name and                             Annual            All Other
Principal           Fiscal        Compensation        Compensation
Position (1)        Year             Salary


J. Feakins,         2002         $    108,000                  -
Chief               2001         $          -            176,500
Executive           2000         $          -            118,500
Officer

J.Del               2002         $          -                  -
Vecchio             2001         $    152,628                  -
Chief
Operating           2000         $    136,260                  -
Officer


1. Each executive is furnished with an automobile for business and personal use. The compensation specified in the preceding table does not include the value of non-business use, as the amount is not material.

                               AGGREGATED OPTION EXERCISES IN
                             THE FISCAL YEAR ENDED JUNE 30, 2002
                              AND FISCAL YEAR END OPTION VALUES

                                            No. of Shares
                                                  of
                                             Common Stock                       Value of
                                              Underlying                       Unexercised
                                             Unexercised                      in-the-money
               No. of Shares                  Options @                          Options
                Acquired on       Value         Fiscal        Exercisable/    Exercisable/
Name              Exercise       Realized      Year End      Unexercisable    Unexercisable
-----------    -------------     --------   -------------    -------------    -------------
J. Feakins           -              -           550,000        550,000/0            -
R. Ballheim          -              -           400,000        400,000/0            -
G. Hartman           -              -           320,000        320,000/0            -




Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information concerning all persons known to the Company to be the beneficial owners of more than 5% of the Company's Common Stock, (ii) the ownership interest of each director and nominee, and (iii) by all directors and officers as a group calculated as of January 2, 2007.


NAME                                AMOUNT AND NATURE       PERCENT OF
                                    OF BENEFICIAL           OWNERSHIP
                                    OWNERSHIP

Jeremy Feakins                      2,064,611(1)              30.2%

All Executive Directors             1,464,334                 25.0%
and Officers as a Group
(3 persons)

Growth Capital Resources              600,277                  8.8%

James Howson                        1,729,586                 25.3%

(1) Includes 600,277 shares owned of record by Growth Capital Resources, LLC, of which Mr. Feakins is a control person.

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

During the quarter ending March 31, 2000, the Company borrowed over $1,000,000 from an affiliate of the Chief Executive Officer and Chairman of the Company to support the working capital needs of the Company. This loan is secured by substantially all of the assets of the Company and is guaranteed by the Company's subsidiaries. At June 30, 2002 and 2001, $0 and $1,113,546, respectively, was outstanding and included in the balance sheet as of the same dates. The interest rate for the loan is a fixed rate of twelve percent (12%) per annum, however, interest may be added to the loan principal at two times the interest payment due at the option of the Company with the written consent of the lender. During the remaining forty-two (42) months of the loan, the Company will pay principal, amortized over twenty years, and interest monthly, commencing on the first day of the nineteenth month and continuing on for forty-two months thereafter. The balance of the loan is due in full at the end of sixty months. The 12% note, due January 21, 2005 was fully repaid during Fiscal 2002 partly in cash, partly from the receipt of the sales proceeds less the mortgage payoff of the Company's realty in Riviera Beach, Florida and finally from the issuance of common stock. In September 2001, the Company sold, and subsequently leased back, its land and building in Riviera Beach, Florida to a partnership of which the Chairman and Chief Executive Officer is a partner. The $600,000 selling price for the realty was determined pursuant to an appraisal performed by an independent third party real estate appraisal firm located in Riviera Beach area.

The Chief Executive Officer and a former Director of the Company personally signed a guarantee with a local bank to provide a $250,000 line of credit to the Company, which terminated in February 2000. Both individuals were granted options to acquire 50,000 shares of the Company's common stock at an exercise price of $0.50 per share. The Chief Executive Officer pledged a $235,000 Certificate of Deposit to the local bank that provided the line of credit to the Company. As a result, the bank released the former Director as guarantor of the borrowing facility. The Company continues to make interest payments on the line of credit. In consideration the Chief Executive Officer was granted options to acquire 4,000 shares of the Company's common stock at an exercise price of $6.25 per share.

During fiscal 2002, the Company accrued consulting fees payable to the Company's Chairman and Chief Executive Officer amounting to $108,000 which was included on the Balance Sheet as of June 30, 2002.

During fiscal 2001, the Company accrued consulting fees payable to the Company's Chairman and Chief Executive Officer amounting to $176,500. Of this amount, $90,000 was payable at the end of fiscal 2001.

As of January 1, 2000 the Company entered into an Agreement with a company affiliated with the Chairman and Chief Executive Officer to provide litigation management services with regards to the proceedings against LensCrafters et al. This company is paying or advancing all attorney's fees and other litigation costs and expenses incurred by the Company to pursue this litigation against LensCrafters et al. Assuming that the Company is successful in receiving a judgment or award or settlement from this litigation, all litigation cost and expenses paid will be reimbursed and 10% of the gross judgment, award, or settlement will be paid to the company affiliated with the Chairman and Chief Executive Officer. No costs or expenses will be due in the event the litigation is unsuccessful.


Item 13.  Exhibits

       (a) Exhibits:
           --------

         3.1.Restated Articles of Incorporation for Medical Technology & Innovations, Inc. [Incorporated by reference to the Company's Annual Report on Form 10-KSB (File No. 33-27610-A), filed September 30, 1996]

         3.2 By-laws [Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-18 (File No. 33-27610-A), filed March 17, 1989]

         21.1 Subsidiaries.         Medical Technology, Inc.
                                    Steridyne Corporation.
                                    itLinkz Corporation

         23.1     Consent of Simon Lever and Company

         31-a     Rule 13a-14(a) Certification - Jeremy Feakins

         31-b     Rule 13a-14(a) Certification - Jennifer Herman

         32       Rule 13a-14(b) Certifications

ITEM 14  PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Audit Fees

         Stegman & Company expects to bill approximately $39,000 to the Company for professional services rendered for the audit of our fiscal 2002 financial statements. Simon Lever, LLP billed $12,000 to the Company for professional services rendered for the review of the financial statement included in our fiscal 2002 10-QSB filings.

         Audit-Related Fees

         Stegman & Company billed $0 to the Company during fiscal 2002 for assurance and related services that are reasonably related to the performance of the 2002 audit.

         Tax Fees

         Stegman & Company billed $0 to the Company during fiscal 2002 for professional services rendered for tax compliance, tax advice and tax planning.

         All Other Fees

         Stegman & Company billed $0 to the Company in fiscal 2002 for services not described above.

          It is the policy of the Company's Board of Directors that all services, other than audit, review or attest services, must be pre-approved by the Board of Directors, acting in lieu of an audit committee. All of the services described above were approved by the Board of Directors.

     Signatures

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       AND

     BY:                                       BY:
         /s/ JEREMY P. FEAKINS                     /s/ JENNIFER A. HERMAN
         ---------------------------               ----------------------------
         Jeremy P. Feakins,                        Jennifer A. Herman,
         Chief Executive Officer                   Chief Financial Officer

     Date: January 8, 2007

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     /s/ JEREMY P. FEAKINS
     ---------------------
     Jeremy P. Feakins, Chief Executive Officer,
     and Director

     Date: January 8, 2007

     /s/ JENNIFER A. HERMAN
     ----------------------
     Jennifer A. Herman, Chief Financial Officer

     Date:  January 8, 2007





                                    * * * * *

--------------------------------------------------------------------------------