Form 10QSB
period 2002-09-30
MEDICAL TECHNOLOGY & INNOVATIONS INC /FL/
filed 2007-01-11
CIK 847464

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2002

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from ________________ to ________________


                       Commission File Number: 33-27610-A

                     MEDICAL TECHNOLOGY & INNOVATIONS, INC.
        (Exact name of small business issuer as specified in its charter)

                 Florida                                 65-2954561
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
      Incorporation or organization)

1800 Fruitville Pike, Suite 200, Lancaster, PA              17601
  (Address of principal executive offices)                (Zip Code)

                                 (717) 390-3777
                (Issuer's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES [X]        NO [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES [ ] NO [X]

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:
                                 January 8, 2007
                                 Common Voting Stock: 6,837,904


Transitional Small Business Disclosure Format (Check One):  YES [ ]   NO [X]

                     MEDICAL TECHNOLOGY & INNOVATIONS, INC.

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

              Consolidated Balance Sheets
                As of September 30, 2002 (Unaudited)
                and June 30, 2002                                              3

              Consolidated Income Statements of Operations (Unaudited)
                For the Three Months Ended September 30, 2002 and 2001         4

              Consolidated Statements of Cash Flows (Unaudited)
                For the Three Months Ended September 30, 2002 and 2001         5

              Notes to Consolidated Financial Statements (Unaudited)           6

         Item 2. Management's Discussion and Analysis or
                  Plan of Operation                                            9


PART II. OTHER INFORMATION

         Item 6. Exhibits                                                     11

SIGNATURES                                                                    12

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                     Medical Technology & Innovations, Inc.
                           Consolidated Balance Sheets
                      September 30, 2002 and June 30, 2002

                                                   (Unaudited)
                                                   September 30,     June 30,
                                                       2002            2002
                                                   ------------    ------------
                                     Assets
                                     ------
Current Assets:
      Cash                                         $          -    $      3,342
      Accounts Receivable, less allowances
        of $0 and $141,751, respectively                      -         209,110
      Inventory                                               -         369,969
      Prepaid Expenses                                        -          26,147
                                                   ------------    ------------
        Total Current Assets                                  -         608,568

Property & Equipment:
      Land                                                    -               -
      Plant, Equipment and other                              -         752,241
      Less Accumulated Depreciation                           -        (695,752)
                                                   ------------    ------------
      Property & Equipment, net                               -          56,489
                                                   ------------    ------------
Other Assets:
      Goodwill, Net                                           -       1,332,978
      Other Intangible Assets, Net                            -         131,755
                                                   ------------    ------------

Total Assets                                       $          -    $  2,129,790
                                                   ============    ============


                     Liabilities and Stockholders' Deficit
                     -------------------------------------
Current Liabilities:
      Accounts payable                             $          -    $    553,911
      Accrued Liabilities                                30,000         768,103
      Current Maturities Long-Term Debt                 260,000         568,548
                                                   ------------    ------------
        Total current liabilities                       290,000       1,890,562

Long-Term Debt, Net of Current Maturities               125,000         125,000
Other Long-Term Liabilities                           1,032,349         911,033
                                                   ------------    ------------
Total Liabilities                                     1,447,349       2,926,595
                                                   ------------    ------------


Stockholders' Deficit
      Common stock, no par value, authorized
        28,000,000 shares, outstanding
        6,578,602 and 4,078,602 shares,
        respectively                                 15,875,378      15,682,028
      Preferred Stock, authorized 100,000,000
        shares $1,000 par value, 12%,
        noncumulative, outstanding 22.5
        shares                                           22,500          22,500
      Treasury Stock, at cost (78,941 shares)          (436,799)       (436,799)
      Accumulated Deficit                           (16,908,428)    (16,064,534)
                                                   ------------    ------------
      Total Stockholders' Deficit                    (1,447,349)       (796,805)
                                                   ------------    ------------
Total Liabilities and Stockholders' Deficit        $          -    $  2,129,790
                                                   ============    ============


The accompanying notes are an integral part of the financial statements.

                     Medical Technology & Innovations, Inc.
                Consolidated Statements of Operations (Unaudited)
             For the Three Months Ended September 30, 2002 and 2001


                                                       2002             2001
                                                   -----------      -----------


Revenues                                           $   549,186      $   829,467
Cost of Goods Sold                                     285,707          446,944
                                                   -----------      -----------
  Gross profit                                         263,479          382,523
                                                   -----------      -----------

Operating Expenses
  Advertising                                            2,207            7,798
  Selling, General, and Administrative                 582,524          557,887
                                                   -----------      -----------
  Total Operating Expenses                             584,731          565,685
                                                   -----------      -----------

Loss from Operations                                  (321,252)        (183,162)

  Interest Expense, Net                                  8,788           48,039
  Gain on sale of property and equipment                     -          142,423

Loss - Agreement in Lieu of Foreclosure                513,854                -
                                                   -----------      -----------
Net Loss                                           $  (843,894)     $   (88,778)
                                                   ===========      ===========

Net Loss per common share
  (basic and diluted)                              $    (0.180)     $    (0.055)
                                                   ===========      ===========

Weighted Average Outstanding Shares(1)               4,698,984        1,617,140
                                                   ===========      ===========

(1) Share and per share data have been adjusted to reflect the one for twenty-five reverse common stock split on December 4, 2001 as if it had occurred on July 1, 2001



The accompanying notes are an integral part of the financial statements.

                     Medical Technology & Innovations, Inc.
                Consolidated Statements of Cash Flows (Unaudited)
             For the Three Months Ended September 30, 2002 and 2001

                                                            2002         2001
                                                         ---------    ---------

Cash flows from operating activities
Net loss                                                 $(843,894)   $ (88,778)
Adjustments to reconcile net income to net
 cash provided by operating activites:
    Depreciation and Amortization                           35,496       92,053
    Loss on Agreement in Lieu of Foreclosure -
     Net of Cash Paid                                      495,528            -
    Stock issued for services                               77,000       10,000
    Gain on Sale of Property & Equipment                               (142,423)

  Changes in assets and liabilities

     Accounts Receivable - net                            (722,745)      41,727
     Inventories                                            11,034       98,803
     Other current assets                                   15,669      (41,628)
     Accounts Payable                                      127,189       84,917
     Accrued liabilities                                   547,897       21,652
     Other liabilities                                     121,316
                                                         ---------    ---------
Net cash (used in) provided by
 operating activities                                     (135,510)      76,323
                                                         ---------    ---------

Cash flows from investing activities:
     Purchase of Intangible Assets                         (31,960)           -
     Proceeds from the sale of Property & equipment              -      594,810
                                                         ---------    ---------
Net cash (used in) provided by investing activities        (31,960)     594,810
                                                         ---------    ---------

Cash flows from financing activities:
     Proceeds from Long-Term Debt                          179,128            -
     Principal payments on long-term debt                  (15,000)    (660,140)
                                                         ---------    ---------
Net cash provided by (used in) financing activities        164,128     (660,140)
                                                         ---------    ---------
Net (decrease) increase in cash                             (3,342)      10,993
Cash at beginning of year                                    3,342       15,434
                                                         ---------    ---------
Cash at end of year                                      $       -    $  26,427
                                                         =========    =========

Supplemental Disclosure:
     Cash paid during the year for interest              $   8,788    $  48,039
                                                         =========    =========
     Conversion of liabilities into common stock         $ 116,350    $       -
                                                         =========    =========
     Common stock issued for intangible assets           $       -    $  86,000
                                                         =========    =========


The accompanying notes are an integral part of the financial statements.

                     Medical Technology & Innovations, Inc.
                   Notes to Consolidated Financial Statements
             For the Three Months Ended September 30, 2002 and 2001

1. Financial Statements. The unaudited consolidated financial information contained in this report reflects all adjustments (consisting of normal recurring accruals) considered necessary, in the opinion of management, for a fair presentation of results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2002 Annual Report on Form 10-KSB. The results of operations for periods ended September 30 are not necessarily indicative of operations for the full year.

2. Net Loss Per Common Share. Basic and diluted net loss per common share was computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during each period. The impact of common stock equivalents has been excluded from the computation of weighted average common shares outstanding, as of the effect would be antidilutive.

3. Stock Option Plans In April of 1996 the Company's shareholders approved the 1996 Stock Option Plan, which allows the Board of Directors to grant up to 120,000 options. No options have been granted since 2000. All options became fully vested in fiscal 2001. All options expire in fiscal 2005.

         The following is a summary of stock option transactions for the three months ended September 30, 2002:

                                                               Weighted
                                                                 Avg.
                                                               Exercise
                                                 2002           Price
                                             -------------   ------------
         Outstanding, July 1                        53,066   $       6.25
         Options granted                                 -              -
         Options exercised                               -              -
         Options cancelled                             (66)          6.25
                                             -------------   ------------
         Outstanding, September 30                  53,000           6.25
                                             =============   ============
         Exercisable, end of period                 53,000   $       6.25
                                             =============   ============


4. Preferred Stock. The $1,000 par value convertible preferred stock is convertible into 599 shares of the Company's common stock.

5. Warrants. The Company has warrants outstanding to purchase 155,000 shares of common stock outstanding as of September 30, 2002. The warrants relate to grants made in connection with an equity issuance and various services rendered. The strike price of the warrants varies with 50,000 issued at a strike price of $.75 per share, 50,000 warrants issued at a strike price of $.50 per share and 50,000 with a strike price of $.001 per share. The remaining warrants issued during fiscal 2002 have a strike price equal to the lesser of $1.00 or a 15% discount off of the bid price of the common stock. Of the total warrants outstanding at September 30, 2002, 100,000 warrants expire on December 31, 2003, 5,000 warrants on January 1, 2004 and 50,000 warrants on March 10, 2005.

6. Related Party Transactions. In September 2001, the Company sold, and subsequently leased back, its land and building located in Riviera Beach, Florida to a partnership of which the Chairman and Chief Executive Officer is a partner. The $600,000 selling price for the realty was determined pursuant to an appraisal performed by an independent third party real estate appraisal firm located in the Riviera Beach area. The associated monthly rental the Company is paying was also determined from the same real estate appraisal report used to establish the fair market selling price.

7. Industry Segments. Statements of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", requires the presentation of descriptive information about reportable segments which is consistent with that made available to the management of the Company to assess performance. Since the Company subsidiaries operate in separate distinct industry segments, management of the overall business is conducted by separate subsidiaries. The Corporate segment includes salary and fringe benefits of the Chairman and a portion of similar costs related to the Chief Financial Officer, financial public relations costs and other costs not directly related to the operations of the business segments.

                          Medical
Three Months Ended       Technology,    Steridyne
September 30, 2002          Inc.       Corporation     Corporate        Total
------------------    ----------------------------------------------------------

Revenues                  $ 150,513     $ 398,673      $       -     $ 549,186
Operating Income
 (Loss)                    (125,679)          410       (195,983)     (321,252)
Net Interest Expense          8,705            83              -         8,788
Net Income (Loss)          (134,384)          327       (709,837)     (843,894)
Depreciation and
 amortization                     -        35,498              -        35,498


                           Medical
Three Months Ended       Technology,    Steridyne
September 30, 2001           Inc.      Corporation     Corporate        Total
------------------    ----------------------------------------------------------

Revenues                $    66,294    $   763,173     $       -     $  829,467
Operating Income
 (Loss)                     (51,497)       132,239      (263,904)      (183,162)
Net Interest                 21,755         26,284             -         48,039
Pre Tax Income (Loss)       (73,252)       105,955      (121,481)       (88,778)
Net Income (Loss)           (73,252)       105,955      (121,481)       (88,778)
Assets                      962,102      2,423,190             -      3,385,292
Depreciation and
 amortization                10,761         81,292             -         92,053

8. Reverse Stock Split. At the close of business on December 4, 2001, the Company affected a one-for-twenty-five reverse stock split as approved by the Company's Board of Directors. Prior to the split the Company was authorized to issue 700,000,000 shares of common stock. The authorized shares were reduced in proportion to the stock split so that after the reverse stock split, the authorized capital stock of the Company was 28,000,000 shares of common stock. All common stock and per share data included in these consolidated financial statements and accompanying footnotes has been restated to give effect to the reverse stock split.

9. Agreement in Lieu of Foreclosure. On August 30, 2002, the Company's Board of Directors unanimously approved an Agreement in Lieu of Foreclosure ("Agreement") between (a) the Company and its subsidiaries as Debtors and (b) Polycrest Holdings, Inc. as Creditor. The Board of Directors of each of the Company's subsidiaries likewise approved the Agreement.

         The Agreement transferred the assets of the Company and its subsidiaries to Polycrest Holdings, Inc., except for (a) certain technology that was retained by the Company, part of which it licensed to Polycrest Holdings, Inc. in return for royalties from the sale of IVD products, and (b) the Company's contingent asset related to the anticipated settlement, award or judgment in the Company's litigation against LensCrafters, Inc. and Luxottica Group S.p.A. This contingent asset is subject to payment of attorney's fees and a fee for managing the case and advancing the costs and expenses incurred in the litigation.

         The Agreement transferred certain liabilities of the Company and its subsidiaries to Polycrest Holdings, Inc. The Company retained certain liabilities, the Company's lease of its headquarters building, its employment agreement with the Chairman and Chief Executive Officer and contingent liabilities associated with the various litigation matters.

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

10. New Accounting Pronouncements. In July 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141 (Statement 141), "Business Combinations," and Statement No. 142 (Statement 142), "Goodwill and Other Intangible Assets." Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also specifies the criteria for intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill. Statement 142 requires goodwill and intangible assets with indefinite lives to no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires intangible assets with definite useful lives to be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with the FASB's Statement No. 121 (Statement 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." The Company adopted the provisions of Statement 141 effective July 1, 2001 and Statement 142 effective July 1, 2002.

         As of July 1, 2002, the Company had $1,332,978 of goodwill, net of accumulated amortization that was a result of various acquisitions. As a result of the Agreement in Lieu of Foreclosure, goodwill was fully expensed in the quarter ended September 30, 2002.

Item 2. Management's Discussion and Analysis or Plan of Operation

This analysis should be read in conjunction with the condensed consolidated financial statements, the notes thereto, and the financial statements and notes thereto included in the Company's June 30, 2002 Annual Report on Form 10-KSB.

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

The Agreement transferred the assets of the Company and its subsidiaries to Polycrest Holdings, Inc., except for (a) certain technology that was retained by the Company, part of which it licensed to Polycrest Holdings, Inc. in return for royalties from the sale of IVD products, and (b) the Company's contingent asset related to the anticipated settlement, award or judgment in the Company's litigation against LensCrafters, Inc. and Luxottica Group S.p.A. This contingent asset is subject to payment of attorney's fees and a fee for managing the case and advancing the costs and expenses incurred in the litigation.

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



Results of Operations

Comparison of Three Month Periods Ended September 30, 2002 and 2001

Revenues for the three months ended September 30, 2002, were $549,186, compared to $829,467 for the comparable period in fiscal 2002, a decrease of $280,281 or 34%. Revenues for Steridyne Corporation for the three months ended September 30, 2002, were $398,673 compared to $763,173 for a decrease of $364,500 or 48%. The significant sales decrease results from the ongoing decline in demand for glass thermometers caused by several states banning glass thermometer sales in retail stores and the effect of two months of activity versus three months of activity in 2001. Revenues for Medical Technology, Inc. for the three months ended September 30, 2002, were $150,513 compared to $66,294 for the same period in the prior fiscal year. This increase of $84,219 results because the Company suspended sales of PhotoScreeners as a result of Polaroid Corporation filing for bankruptcy and discontinuing the manufacture of the unprofitable 337 high-speed film used in the camera. The Company developed a protocol in which the present cameras are retrofitted to accept Polaroid 667 film, a profitable film product line, as the replacement film. Gross profit for the three months ended September 30, 2002, was $263,480 compared to $382,523 or a decrease of $119,043 or 31%.
This reduction in gross profit is due entirely to the sales shortfall in Steridyne Corporation.

In September 2001, the Company sold its land and building located in Riviera Beach Florida for $600,000 before incidental costs of sale. Immediately after the sale, the Company signed a one year renewable lease with the new owners of the land and building.

Operating expenses for the three months ended September 30, 2002, were $584,731 compared to $565,685 for the comparable period in fiscal 2002 for an increase of $19,046 or 3%.

Interest expense was $8,788 for the three months ended September 30, 2002, compared to $48,039 for the comparable period in fiscal 2002, a decrease of $39,251.

Information about the Company's Industry Segments is included in Note 7 of the Notes to Condensed Consolidated Financial Statements.



Liquidity and Capital Resources

At September 30, 2002, the Company had cash of $0 and working capital of $0 as compared to $3,342 and ($713,446), respectively at June 30, 2002. The increase in the working capital (deficit) is due to the Company's Agreement in Lieu of Foreclosure.

During the quarter ending March 31, 2000, the Company borrowed over $1,000,000 from an affiliate of the Chief Executive Officer and Chairman of the Company to support the working capital needs of the Company. This loan was secured by substantially all of the assets of the Company and was guaranteed by the Company's subsidiaries. In December of 2001, the lender executed its option under the loan agreement and converted the loan into 632,442 shares of the Company's common stock. At September 30, 2002, there was no outstanding balance.

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

PART II. - OTHER INFORMATION

Item 6. Exhibits

     (a)      Exhibits:
              --------

              31.1     Rule 13a-14(a) Certification - CEO
              31.2     Rule 13a-14(a) Certification - CFO
              32       Rule 13a-14(b) Certification

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDICAL TECHNOLOGY & INNOVATIONS, INC.

BY:                                         BY:
     /s/ Jennifer A. Herman                      /s/ Jeremy P. Feakins
     -------------------------------             -------------------------------
     Jennifer A. Herman                          Jeremy P. Feakins,
     Vice President Finance                      Chairman and
     (Chief Financial Officer)                   Chief Executive Officer




Date:  January 8, 2007

                                  *  *  *  *  *

--------------------------------------------------------------------------------