Form 10QSB
period 2002-12-31
MEDICAL TECHNOLOGY & INNOVATIONS INC /FL/
filed 2007-01-11
CIK 847464

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 2002

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

                     MEDICAL TECHNOLOGY & INNOVATIONS, INC.

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

              Consolidated Balance Sheets
                As of December 31, 2002 (Unaudited)
                and June 30, 2002                                              3

              Consolidated Statements of Operations (Unaudited)
                For the Three and Six Months Ended
                December 31, 2002 and 2001                                     4

              Consolidated Statements of Cash Flows (Unaudited)
                For the Six Months Ended December 31, 2002 and 2001            5

              Notes to Consolidated Financial Statements (Unaudited)           6

         Item 2. Management's Discussion and Analysis or
                  Plan of Operation                                           10


PART II. OTHER INFORMATION

         Item 6. Exhibits                                                     12

SIGNATURES                                                                    12

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                     Medical Technology & Innovations, Inc.
                           Consolidated Balance Sheets
                       December 31, 2002 and June 30, 2002

                                                   (Unaudited)
                                                   December 31,      June 30,
                                                       2002            2002
                                                   ------------    ------------
                                     Assets
                                     ------

Current Assets:
   Cash                                            $          -    $      3,342
   Accounts Receivable, less allowances
    of $0 and $141,751, respectively                          -         209,110
   Inventory                                                  -         369,969
   Prepaid Expenses                                           -          26,147
                                                   ------------    ------------
     Total Current Assets                                     -         608,568

Property & Equipment:
   Plant, Equipment and Other                                 -         752,241
   Less Accumulated Depreciation                              -        (695,752)
                                                   ------------    ------------
   Property & Equipment, net                                  -          56,489
                                                   ------------    ------------
Other Assets:
   Goodwill, Net                                              -       1,332,978
   Intangibles, Net                                           -         131,755
                                                   ------------    ------------
Total Assets                                       $          -    $  2,129,790
                                                   ============    ============


                     Liabilities and Stockholders' Deficit
                     -------------------------------------
Current Liabilities:
   Accounts payable                                $          -    $    553,911
   Accrued Liabilities                                   46,375         768,103
   Current Maturities of Long-Term Debt                 260,000         568,548
                                                   ------------    ------------
     Total current liabilities                          306,375       1,890,562

Long-Term Debt, Net of Current Maturities               125,000         125,000
                                                   ------------    ------------
Other Long-Term Liabillities                          1,056,389         911,033
                                                   ------------    ------------
Total Liabilities                                     1,487,764       2,926,595
                                                   ------------    ------------


Stockholders' Deficit
   Common stock, no par value, authorized
     28,000,000 shares, outstanding 6,837,904 and
     4,078,602 shares, respectively                  15,883,711      15,682,028
   Preferred Stock, authorized 100,000,000 shares
     $1,000 par value, 12%, noncumulative,
     outstanding 22.5 shares                             22,500          22,500
   Treasury Stock, at cost (78,941 shares)             (436,799)       (436,799)
   Accumulated Deficit                              (16,957,176)    (16,064,534)
                                                   ------------    ------------
   Total Stockholders' Deficit                       (1,487,764)       (796,805)
                                                   ------------    ------------
Total Liabilities and Stockholders' Deficit        $          -    $  2,129,790
                                                   ============    ============


The accompanying notes are an integral part of the financial statements.

                     Medical Technology & Innovations, Inc.
                Consolidated Statements of Operations (Unaudited)
          For the Three and Six Months Ended December 31, 2002 and 2001


                              Three Months Ended          Six Months Ended
                                 December 31,               December 31,
                           ------------------------   -------------------------
                              2002          2001          2002          2001
                           ----------   -----------   -----------   -----------

Revenues                   $        -   $   728,744   $   549,186   $ 1,558,211
Cost of Goods Sold                  -       391,447       285,707       838,391
                           ----------   -----------   -----------   -----------
  Gross profit                      -       337,297       263,479       719,820
                           ----------   -----------   -----------   -----------

Operating Expenses
  Advertising                       -         6,583         2,207        14,381
  Selling, General,
     and Administrative        48,748       511,263       631,272     1,069,150
                           ----------   -----------   -----------   -----------
  Total Operating Expenses     48,748       517,846       633,479     1,083,531
                           ----------   -----------   -----------   -----------

Loss from Operations          (48,748)     (180,549)     (370,000)     (363,711)

  Interest Expense, Net             -        13,835         8,788        61,874
  Gain on sale of
   Property and equipment           -             -             -       142,423

Loss - Agreement in
  Lieu of Foreclosure               -             -       513,854             -
                           ----------   -----------   -----------   -----------

Net Loss                   $  (48,748)  $  (194,384)  $  (892,642)  $  (283,162)
                           ==========   ===========   ===========   ===========

Net Loss per common share
  (basic and diluted)      $   (0.007)  $    (0.058)  $    (0.157)  $    (0.084)
                           ==========   ===========   ===========   ===========

Weighted Average
 Outstanding Shares(1)      6,672,326     3,365,131     5,685,655     3,365,131
                           ==========   ===========   ===========   ===========

(1) Share and per share data have been adjusted to reflect the one for twenty-five reverse common stock split on December 4, 2001 as if it had occurred on July 1, 2001


The accompanying notes are an integral part of the financial statements.

                     Medical Technology & Innovations, Inc.
                Consolidated Statements of Cash Flows (Unaudited)
               For the Six Months Ended December 30, 2002 and 2001

                                                          2002           2001
                                                        ---------     ---------

Cash flows from operating activities
Net loss                                                $(892,642)    $(283,162)
Adjustments to reconcile net income
 to net cash provided by
   operating activites:
     Depreciation and Amortization                         35,496       142,737
     Loss on Agreement in Lieu of
      Foreclosure - Net of Cash Paid                      495,528             -
     Stock Issued for Services                             85,333       110,388
     Gain on Sale of Property & Equipment                       -      (142,423)

  Changes in assets and liabilities

     Accounts Receivable - net                           (722,745)      146,726
     Inventories                                           11,034        53,328
     Other current assets                                  15,669        (4,369)
     Accounts Payable                                     127,189       138,162
     Other liabilities                                    145,356             -
     Accrued liabilities                                  564,272        38,353
                                                        ---------     ---------
Net cash (used in) provided by
 operating activities                                    (135,510)      199,740
                                                        ---------     ---------

Cash flows from investing activities:
    Proceeds from the sale of Property
     & Equipment                                                -       594,811
    Purchase of Intangible Assets                         (31,960)            -
                                                        ---------     ---------
Net cash (used in) provided by
 investing activities                                     (31,960)      594,811
                                                        ---------     ---------


Cash flows from financing activities:
     Proceeds from long-term debt                         179,128             -
     Principal payments on long-term debt                 (15,000)     (752,151)
                                                        ---------     ---------
Net cash provided by (used in)
 financing activities                                     164,128      (752,151)
                                                        ---------     ---------
Net (decrease) increase in cash                            (3,342)       42,400
Cash at beginning of year                                   3,342        15,434
                                                        ---------     ---------
Cash at end of year                                     $       -     $  57,834
                                                        =========     =========

Supplemental Disclosure:
  Cash paid during the six months for interest          $   8,788     $  61,874
                                                        =========     =========
  Conversion of liabilities into common stock           $ 116,350     $       -
                                                        =========     =========
  Common stock issued for intangible assets             $       -     $  86,000
                                                        =========     =========


The accompanying notes are an integral part of the financial statements.

                     Medical Technology & Innovations, Inc.
                   Notes to Consolidated Financial Statements
          For the Three and Six Months Ended December 31, 2002 and 2001

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


3. Stock Option Plans In April of 1996 the Company's shareholders approved the 1996 Stock Option Plan, which allows the Board of Directors to grant up to 120,000 options. No options have been granted since fiscal 2000. All options became fully vested in fiscal 2001. All options expire in fiscal 2005.

         The following is a summary of stock option transactions for the six months ended December 31, 2002:

                                                              Weighted
                                                            Avg. Exercise
                                                2002            Price
                                             ------------   --------------
     Outstanding, July 1                          53,066     $       6.25
     Options granted                                   -                -
     Options exercised                                 -                -
     Options cancelled                              (133)            6.25
                                             ------------   --------------
     Outstanding, December 31                     52,933             6.25
                                             ============   ==============
     Exercisable, end of period                   52,933     $       6.25
                                             ============   ==============


4. Preferred Stock. The Company has three classes of preferred stock. The $1,000 par value convertible preferred stock is convertible into 599 shares of the Company's common stock.

5. Warrants. The Company has warrants outstanding to purchase 155,000 shares of common stock outstanding as of September 30, 2002. The warrants relate to grants made in connection with an equity issuance and various services rendered. The strike price of the warrants varies with 50,000 issued at a strike price of $.75 per share, 50,000 warrants issued at a strike price of $.50 per share and 50,000 with a strike price of $.001 per share. The remaining warrants issued during fiscal 2002 have a strike price equal to the lesser of $1.00 or a 15% discount off of the bid price of the common stock. Of the total warrants outstanding at December 31, 2002, 100,000 warrants expire on December 31, 2003, 5,000 warrants on January 1, 2004 and 50,000 warrants on March 10, 2005.

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

                              Medical
Six Months Ended             Technology,  Steridyne
December 31, 2002               Inc.     Corporation   Corporate      Total
-----------------            ------------------------------------------------

Revenues                     $ 150,513    $ 398,673    $       -   $   549,186
Operating Income (Loss)       (125,679)         410     (244,731)     (370,000)
Net Interest                     8,705           83            -         8,788
Net Income (Loss)             (134,384)         327     (758,585)     (892,642)
Depreciation and
 amortization                        -       35,496            -        35,496

                              Medical
Six Months Ended             Technology,  Steridyne
December 31, 2001               Inc.     Corporation   Corporate     Total
-----------------            ------------------------------------------------

Revenues                     $ 166,229   $ 1,391,982   $        -  $ 1,558,211
Operating Income (Loss)       (213,830)      308,011     (457,892)    (363,711)
Net Interest                    35,590        26,284            -       61,874
Net Income (Loss)             (249,420)      281,727     (315,469)    (283,162)
Assets                         928,088     2,327,171            -    3,255,259
Depreciation and
 amortization                   21,522       121,215            -      142,737

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

         As of July 1, 2002, the Company had $1,332,978 of goodwill, net of accumulated amortization recorded that was a result of various acquisitions. As a result of the Agreement in Lieu of Foreclosure, goodwill was fully expensed in the quarter ended September 30, 2002.

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

Results of Operations

Comparison of Six Month Periods Ended December 31, 2002 and 2001

Revenues for the six months ended December 31, 2002, were $549,186, compared to $1,558,211 for the comparable period in fiscal 2002, a decrease of $1,009,025 or 65%. Revenues for Steridyne Corporation for the six months ended December 31, 2002, were $398,673 compared to $1,391,982 for a decrease of $993,309 or 71%.
The significant sales decrease results from the ceasing of business on September 6, 2002. Revenues for Medical Technology, Inc. for the six months ended December 31, 2002, were $150,513 compared to $166,229 for the same period in the prior fiscal year. This decrease of $15,716 results from the ceasing of business on September 6, 2002. Gross profit for the six months ended December 31, 2002, was $263,479 compared to $719,820 or a decrease of $456,341 or 63%. This reduction in gross profit is due entirely to the ceasing of business.

In September 2001, the Company sold its land and building located in Riviera Beach Florida for $600,000 before incidental costs of sale. Immediately after the sale, the Company signed a one year renewable lease with the new owners of the land and building.

Operating expenses for the six months ended December 31, 2002, were $631,479 compared to $1,083,531 for the comparable period in fiscal 2002 for a decrease of $452,052 or 42%.

Interest expense was $8,788 for the six months ended December 31, 2002, compared to $61,874 for the comparable period in fiscal 2002, a decrease of $53,086.

Information about the Company's Industry Segments is included in Note 7 of the Notes to Consolidated Financial Statements.


Liquidity and Capital Resources

At December 31, 2002, the Company had cash of $0 and working capital of $0 as compared to $3,342 and ($713,446), respectively, at June 30, 2002. The increase in the working capital (deficit) is due to the Company's Agreement in Lieu of Foreclosure.

During the quarter ending March 31, 2000, the Company borrowed over $1,000,000 from an affiliate of the Chief Executive Officer and Chairman of the Company to support the working capital needs of the Company. This loan was secured by substantially all of the assets of the Company and was guaranteed by the Company's subsidiaries. In December of 2001, the lender executed its option under the loan agreement and converted the loan into 632,442 shares of the Company's common stock. At December 31, 2002, there was no outstanding balance.

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