Form 10QSB
period 2003-03-31
MEDICAL TECHNOLOGY & INNOVATIONS INC /FL/
filed 2007-01-11
CIK 847464

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2003

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
         EXCHANGE ACT

         For the transition period from _______________ to___________________


                       Commission File Number: 33-27610-A

                     MEDICAL TECHNOLOGY & INNOVATIONS, INC.
        (Exact name of small business issuer as specified in its charter)

                   Florida                                   65-2954561
         (State or other jurisdiction of                  (I.R.S. Employer
          incorporation or organization)                 Identification No.)


     1800 Fruitville Pike Suite 200, Lancaster PA               17601
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

                     MEDICAL TECHNOLOGY & INNOVATIONS, INC.

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Consolidated Balance Sheets
                March 31, 2003 (Unaudited) and June 30, 2002                 3

              Consolidated Income Statements (Unaudited)
                For the Three and Nine Months Ended March 31,
                2003 and 2002                                                4

              Consolidated Statements of Cash Flows (Unaudited)
                For the Nine Months Ended March 31, 2003 and 2002            5

              Notes to Consolidated Financial Statements
                (Unaudited)                                                  6

     Item 2.  Management's Discussion and Analysis or
                 Plan of Operation                                           9


PART II. OTHER INFORMATION

     Item 6. Exhibits                                                       11

SIGNATURES                                                                  11

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                     Medical Technology & Innovations, Inc.
                           Consolidated Balance Sheets
                        March 31, 2003 and June 30, 2002

                                                    (Unaudited)
                                                      March 31,      June 30,
                                                        2003           2002
                                                    -------------  ------------

Current Assets:
     Cash                                           $           -  $      3,342
     Accounts Receivable, less allowances of
       $0 and $141,751, respectively                            -       209,110
     Inventory                                                  -       369,969
     Prepaid Expenses                                           -        26,147
                                                    -------------  ------------
       Total Current Assets                                     -       608,568

Property & Equipment:
     Plant, Equipment and Other                                 -       752,241
     Less Accumulated Depreciation                              -      (695,752)
                                                    -------------  ------------
     Property & Equipment, net                                  -        56,489
                                                    -------------  ------------
Other Assets:
     Goodwill, Net                                              -     1,332,978
     Intangibles, Net                                           -       131,755
                                                    -------------  ------------
Total Assets                                        $           -  $  2,129,790
                                                    =============  ============


                     Liabilities and Stockholders' Deficit
                     -------------------------------------
Current Liabilities:
     Accounts payable                               $           -  $    553,911
     Accrued Liabilities                                   64,250       768,103
     Current Maturities of Long-Term Debt                 260,000       568,548
                                                    -------------  ------------
       Total current liabilities                          324,250     1,890,562

Long-Term Debt, Net of Current Maturities                 125,000       125,000
Other Long-Term Liabilities                             1,381,327       911,033
                                                    -------------  ------------
Total Liabilities                                       1,830,577     2,926,595
                                                    -------------  ------------


Stockholders' Deficit
     Common stock, no par value, authorized
       28,000,000 shares, outstanding 6,837,904 and
       4,078,602 shares, respectively                  15,883,711    15,682,028
     Preferred Stock, authorized 100,000,000 shares
       $1,000 par value, 12%, noncumulative,
       outstanding 22.5 shares                             22,500        22,500
     Treasury Stock, at cost (78,941 shares)             (436,799)     (436,799)
     Accumulated Deficit                              (17,299,989)  (16,064,534)
                                                    -------------  ------------
     Total Stockholders' Deficit                       (1,830,577)     (796,805)
                                                    -------------  ------------
Total Liabilities and Stockholders' Deficit         $           -  $  2,129,790
                                                    =============  ============


The accompanying notes are an integral part of the financial statements.

                     Medical Technology & Innovations, Inc.
                Consolidated Statements of Operations (Unaudited)
           For the Three and Nine Months Ended March 31, 2003 and 2002


                                Three Months Ended         Nine Months Ended
                                    March 31,                   March 31,
                             -----------------------  --------------------------
                                2003         2002         2003           2002
                             ----------   ----------  ------------  -----------

Revenues                     $        -   $  784,615  $    549,186  $ 2,342,826
Cost of Goods Sold                    -      479,494       285,707    1,317,885
                             ----------   ----------  ------------  -----------
  Gross profit                        -      305,121       263,479    1,024,941
                             ----------   ----------  ------------  -----------

Operating Expenses
  Advertising                         -        2,868         2,207       17,249
  Selling, General,
     and Administrative         342,813      742,559       974,085    1,811,709
                             ----------   ----------  ------------  -----------
  Total Operating Expenses      342,813      745,427       976,292    1,828,958
                             ----------   ----------  ------------  -----------

Loss from Operations           (342,813)    (440,306)     (712,813)    (804,017)

  Interest Expense, Net               -       14,330         8,788       76,204
  Gain on sale of Property
   and equipment                                                        143,423

Loss - Agreement in Lieu
  of Foreclosure                      -            -       513,854            -
                             ----------   ----------  ------------  -----------

Net Income Loss              $ (342,813)  $ (454,636) $ (1,235,455) $  (736,798)
                             ==========   ==========  ============  ===========

Net Loss per common share
  (basic and diluted)        $   (0.050)  $   (0.135) $     (0.204) $    (0.218)
                             ==========   ==========  ============  ===========

Weighted Average Outstanding
  Shares(1)                   6,837,634    3,374,111     6,064,042    3,383,090
                             ==========   ==========  ============  ===========

(1) Share and per share data have been adjusted to reflect the one for twenty-five reverse common stock split on December 4, 2001 as if it had occurred on July 1, 2001




The accompanying notes are an integral part of the financial statements.

                     Medical Technology & Innovations, Inc.
                Consolidated Statements of Cash Flows (Unaudited)
                For the Nine Months Ended March 31, 2003 and 2002


                                                         2003           2002
                                                    -------------  -------------

Cash flows from operating activities
Net loss                                            $  (1,235,455) $   (737,798)
Adjustments to reconcile net income to
   net cash provided by
   operating activites:
     Depreciation and Amortization                         35,496       208,611
     Gain on Sale of Property & Equipment                       -      (142,423)
     Loss on Agreement in Lieu of Foreclosure
       - Net of Cash Paid                                 495,528             -
     Stock issued for services                             85,333       173,388

  Changes in assets and liabilities

     Accounts Receivable - net                           (722,745)      125,985
     Inventories                                           11,034       146,181
     Other current assets                                  15,669       (25,779)
     Accounts Payable                                     127,189       164,153
     Other liabilities                                    470,294             -
     Accrued liabilities                                  582,147       176,408
                                                    -------------  -------------
Net cash (used in) provided by operating
  activities                                             (135,510)       88,726
                                                    -------------  -------------

Cash flows from investing activities:
     Purchase of Intangible Assets                        (31,960)
     Proceeds from the sale of Property
      & equipment                                               -       594,811
                                                    -------------  -------------
Net cash (used in) provided by investing
  activities                                              (31,960)      594,811
                                                    -------------  -------------


Cash flows from financing activities:
     Proceeds from long-term debt                         179,128             -
     Principal payments on long-term debt                 (15,000)     (632,321)
                                                    -------------  -------------
Net cash provided by (used in) financing
  activities                                              164,128      (632,321)
                                                    -------------  -------------
Net (decrease) increase in cash                            (3,342)       51,216
Cash at beginning of year                                   3,342        15,434
                                                    -------------  -------------
Cash at end of year                                 $           -  $     66,650
                                                    =============  =============

Supplemental Disclosure:
     Cash paid during the nine months for
       interest                                     $       8,788  $     72,387
                                                    =============  =============
     Conversion of liabilities into common stock    $     116,350  $          -
                                                    =============  =============
     Common stock issued for intangible assets      $           -  $    135,700
                                                    =============  =============


The accompanying notes are an integral part of the financial statements.

                     Medical Technology & Innovations, Inc.
                   Notes to Consolidated Financial Statements
           For the Three and Nine Months Ended March 31, 2003 and 2002



1. Financial Statements. The unaudited condensed consolidated financial information contained in this report reflects all adjustments (consisting of normal recurring accruals) considered necessary, in the opinion of management, for a fair presentation of results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2002 Annual Report on Form 10-KSB. The results of operations for periods ended March 31 are not necessarily indicative of operations for the full year.

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

         The following is a summary of stock option transactions for the nine months ended March 31, 2003:
                                                                    Weighted
                                                     2003          Avg. Price
                                                 --------------   -------------
         Outstanding, July 1, 2002                      53,066    $       6.25
         Options granted                                     -               -
         Options exercised                                   -               -
         Options cancelled                                (199)           6.25
                                                 --------------   -------------
         Outstanding, March 31, 2003                    52,867            6.25
                                                 ==============   =============
         Exercisable, end of period                     52,867    $       6.25
                                                 ==============   =============

4. Preferred Stock. The Company has three classes of preferred stock. The $1,000 par value convertible preferred stock is convertible into 599 shares of the Company's common stock.

5. Warrants. The Company has warrants outstanding to purchase 155,000 shares of common stock as of September 30, 2002. The warrants relate to grants made in connection with an equity issuance and various services rendered. The strike price of the warrants varies with 50,000 issued at a strike price of $.75 per share, 50,000 warrants issued at a strike price of $.50 per share and 50,000 with a strike price of $.001 per share. The remaining warrants issued during fiscal 2002 have a strike price equal to the lesser of $1.00 or a 15% discount off of the bid price of the common stock. Of the total warrants outstanding at March 31, 2003, 100,000 warrants expire on December 31, 2003, 5,000 warrants on January 1, 2004 and 50,000 warrants on March 10, 2005.

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

                             Medical
Nine Months Ended           Technology,    Steridyne
 March 31, 2003                Inc.       Corporation   Corporate       Total
-----------------       --------------------------------------------------------

Revenues                    $ 150,513    $  398,673   $         -   $   549,186
Operating Income
 (Loss)                      (125,679)          410      (587,544)     (712,813)
Net Interest                    8,705            83             -         8,788
Net Income (Loss)            (134,384)          327    (1,101,398)   (1,235,455)
Depreciation and
  amortization                      -        35,496             -        35,496

                             Medical
Nine Months Ended           Technology,    Steridyne
 March 31, 2002                Inc.       Corporation   Corporate       Total
-----------------       --------------------------------------------------------

Revenues                    $ 183,277    $2,159,549   $         -   $ 2,342,826
Operating Income
  (Loss)                     (365,754)      421,466      (859,729)     (804,017)
Net Interest                   49,919        26,285             -        76,204
Net Income (Loss)            (415,673)      395,181      (716,306)     (736,798)
Assets                        594,646     2,272,652             -     2,867,298
Depreciation and
  amortization                 30,114       178,497             -       208,611

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

Results of Operations

Comparison of Nine Month Periods Ended March 31, 2003 and 2002

Revenues for the nine months ended March 31, 2003, were $549,186, compared to $2,342,826 for the comparable period in fiscal 2002, a decrease of $1,793,640 or 77%. Revenues for Steridyne Corporation for the nine months ended March 31, 2003, were $398,673 compared to $2,159,549 for a decrease of $1,760,876 or 82%.
The significant sales decrease results from the ceasing of business on September 6, 2002. Revenues for Medical Technology, Inc. for the nine months ended March 31, 2003, were $150,513 compared to $183,277 for the same period in the prior fiscal year. This decrease of $32,764 results from the ceasing of business on September 6, 2002. Gross profit for the first nine months of fiscal 2003 was $263,479 compared to $1,024,941 or a decrease of $761,462 or 74%. This reduction in gross profit is due entirely to the ceasing of business.

In September 2001, the Company sold its land and building located in Riviera Beach Florida for $600,000 before incidental costs of sale. Immediately after the sale, the Company signed a one year renewable lease with the new owners of the land and building.

Operating expenses for the nine months ended March 31, 2003, were $976,085 compared to $1,811,709 for the comparable period in fiscal 2002 for a decrease of $835,624 or 46%.

Interest expense was $8,788 for the nine months ended March 31, 2003, compared to $76,204 for the first nine months of fiscal 2002, a decrease of $67,416.

Information about the Company's Industry Segments is included in Note 7 of the Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

At March 31, 2003, the Company had cash of $0 and working capital of $0 as compared to $3,342 and ($713,446), respectively, at June 30, 2002. The increase in the working capital (deficit) is due to the Company's Agreement in Lieu of Foreclosure.

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

MEDICAL TECHNOLOGY & INNOVATIONS, INC.

BY:                                       BY:
         /s/ Jennifer A. Herman                 /s/ Jeremy P. Feakins
         ----------------------                 ---------------------
         Jennifer A. Herman                     Jeremy P. Feakins, Chairman and
         Vice President Finance                 Chief Executive Officer
         (Chief Financial Officer)



Date:  January 8, 2007











                                    * * * * *

--------------------------------------------------------------------------------