Form 10KSB
period 2003-06-30
MEDICAL TECHNOLOGY & INNOVATIONS INC /FL/
filed 2007-01-11
CIK 847464

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB


(Mark One)
    X            Annual Report Pursuant to Section 13 or 15(d) of the Securities
 ---------       Exchange Act of 1934

                     For the fiscal year ended June 30, 2003
                     ---------------------------------------
                                       or

                 Transition Report Pursuant to Section 13 or 15(d) of the
 ---------       Securities Exchange Act of 1934

                 For the Transition Period from _________to_________

                        Commission file number 33-27610-A

                      Medical Technology & Innovations Inc.
                      -------------------------------------
                 (Name of small business issuer in its charter)

             Florida                                      65-2954561
  -------------------------------           ------------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
    Incorporation or organization)

        1800 Fruitville Pike Suite 200 Lancaster, PA          17601
        --------------------------------------------------------------
         (Address of principal executive offices)           (Zip Code)

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

         The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold or the average bid and asked prices of such stock as of January 2, 2007 was $0. There is no quoted marked for the voting stock

         As of January 2, 2007, 6,837,904 shares of Common Stock, no par value, of the registrant were outstanding.

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

The focal point of itLinkz' development has been the construction of the core website `engine'. The internals of the engine is comprised of software that itLinkz has licensed from a software vendor. Customization and extension of the engine is being developed initially by the software vendor. Beginning with the second release in 2007, the responsibility for engine customization and extension will be migrated in-house. Contractually, itLinkz owns exclusive intellectual property rights to all code developed under our work-to-hire agreement with the software vendor. In addition, itLinkz has access to all souce code that has been licenced from the software vendor. To date, the Company has spent approximately $300,000 on the research and development of this engine.

This engine is used as the backbone for each website, which is then "skinned" with a customized, unique look and feel of each particular profession, community or interest group. In addition to planning for the development and launch of thousands of social networking websites, itLinkz is currently examining the most expeditious and profitable manner in which to present this technology to the thousands of business communities that could make use of itLinkz' expertise and knowledge. Since itLinkz's websites are being designed to be hosted separately from each other, itLinkz will be hosting the websites on a geographically diverse set of hosting providers. This will provide basic defense against a site wide disaster. In addition, a contract will be signed with an availability services vendor to provide a disaster recovery site to quickly restore sites that may experience a disaster scenario. Initial websites will be hosted at a Class-A hosting provider located near itLinkz' headquarters. itLinkz has entered into a three year contract with this hosting provider to provide Internet connectivity, system/network administration and server leasing. All hosting provider contracts will provide the ability to quickly scale to meet the demands of the websites it hosts.

Initially, and to quickly generate revenues, itLinkz has developed a first-to-market commercial opportunity for advertisers, marketers and business operators. Through its websites, itLinkz offers access to consumers and patrons within tightly-defined demographic profiles and with shared interests. itLinkz is developing and launching 500 separate and specific social networking online communities. Each website is focused on one common interest (profession, hobby, leisure, current events, industry or geographic area). In doing so, itLinkz is positioning itself as a premier provider to advertisers and marketers who, by advertising their products on itLinkz, have targeted demographic websites where they can reach consumers predisposed to favorably receive their message and to tap the collective knowledge of that community. This will allow advertisers and marketers to refine their sales and marketing process to a degree that will likely provide the advertiser an effective revenue stream, while monitoring the progress of different advertising campaigns. itLinkz' technology offers possibilities for other user generated applications such as providing a sophisticated web based communication tool for businesses and organizations.

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

In 2000, the Company and Steridyne Corporation were named defendants in a breach of contract litigation relating to the asset purchase agreement with Florida Medical Industries ("FMI"). On September 11, 2002, the Circuit Court for Lake County, FL, ruled against the Company and Steridyne which resulted in an award to FMI in the amount of $866,457. The judgment was appealed and resolved on January 8, 2003 in favor of FMI. As a result, the award began accruing interest of 9% per annum on $658,294 of the award and 6% per annum on $208,163 of the award. The amounts including accrued interest were paid from the proceeds of the LensCrafters settlement on July 25, 2005, and totaled $1,061,737.

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

--------------------------------------------------------------------------------
Quarter Ending        High     Low     Quarter Ending       High        Low
--------------------------------------------------------------------------------
September 30, 2002    $.08     $.00    September 30, 2001   $.04        $.03
--------------------------------------------------------------------------------
December 31, 2002      .08      .00    December 31, 2001     .04         .01
--------------------------------------------------------------------------------
March 31, 2003         .05      .00    March 31, 2002        .90         .76
--------------------------------------------------------------------------------
June 30, 2003          .09      .00    June 30, 2002         .72         .19
--------------------------------------------------------------------------------

As of June 30, 2003, there were approximately 720 record holders of common stock. Such amounts do not include common stock held in "nominee" or "street" name.

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

Results of Operations

Fiscal Year Ended June 30, 2003 as Compared to June 30, 2002

Revenues for the year ended June 30, 2003 were $549,186, compared to $3,024,688 for the comparable period in fiscal 2002, or a decrease of $2,475,502 or 82%. Revenues for Steridyne Corporation for the year ended June 30, 2003 were $398,674 compared to $2,822,078 for a decrease of $2,423,404 or 86%. This sales decrease results from the ceasing of operations on September 30, 2002. Revenues for Medical Technology for the year ended June 30, 2003were $150,513 compared to $202,610 for a decrease of $52,097 or 56%. This sales decrease resulted from the ceasing of operations on September 30, 2002.

Gross profit for the year ended June 30, 2003 was $263,479 compared to $1,237,184 for the comparable period in fiscal 2002, or a decrease of $973,705 or 79%. This decrease resulted from the ceasing of operations on September 30, 2002.

Operating expenses during the year ended June 30, 2003 were $1,044,699, compared to $5,320,753 for fiscal year 2002, or a decrease of $4,276,054 or 80%. This decrease in operating expenses can be attributed to the ceasing of operations on September 30, 2002. Interest expense, net was $43,062 and $80,692 for years ended June 30, 2003 and 2002, respectively or a decrease of $37,630 or 47%. This decrease is due to the ceasing of operations in September 2002.

Liquidity and Capital Resources

At June 30, 2003, the Company had cash of $0 and working capital deficit of ($53,625) as compared to $3,342 and ($1,281,994), respectively, at June 30, 2002. This increase in the working capital is primarily due to the Company's ceasing operations on September 30, 2002.

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

On June 30, 2005 we received a $15.6 million judgment from LensCrafters. From that sum we paid:

         $5,357,022_ to our attorneys;
         $5,460,000_ to Growth Capital Resources;
         $3,268,388_ to settle outstanding liabilities.

The remaining $1,541,213 is being applied to the expenses of initiating the operations of the itLinkz business. At December 31, 2006 we had $651,089 in cash and cash equivalents and $1,498,900 in debts.

Item 7. Financial Statements

Index to Consolidated Financial Statements

                                                                          Page
                                                                          -----
Report of independent registered public accounting firm for
      the years ended June 30, 2003 and 2002                                 9

Consolidated balance sheets as of June 30, 2003 and 2002                    10

Consolidated statements of operations for the years ended
      June 30, 2003 and 2002                                                11

Consolidated statements of changes in stockholders' deficit
      for the years ended June 30, 2003 and 2002                            12

Consolidated statements of cash flows for the years ended
      June 30, 2003 and 2002                                                13

Notes to consolidated financial statements                                  14

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Medical Technology & Innovations, Inc. and Subsidiaries
Lancaster, Pennsylvania


         We have audited the accompanying consolidated balance sheets of Medical Technology & Innovations, Inc. and Subsidiaries (the "Company") as of June 30, 2003 and 2002 and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medical Technology & Innovations, Inc. and Subsidiaries as of June 30, 2003 and 2002 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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


/s/ Stegman & Company
---------------------
Baltimore, Maryland
December 20, 2006

                    Medical Technology and Innovations, Inc.
                           Consolidated Balance Sheets
                          As of June 30, 2003 and 2002


                                     Assets
                                     ------
                                                       2003            2002
                                                   -------------  -------------

Current Assets:
     Cash                                          $           -  $       3,342
     Accounts Receivable, less allowances
       of $0 and $141,751, respectively                        -        209,110
     Inventory                                                 -        369,969
     Prepaid Expenses                                          -         26,147
                                                   -------------  -------------
       Total Current Assets                                    -        608,568

Property and Equipment:
     Plant, Equipment and other                                -        752,241
     Less Accumulated Depreciation                             -       (695,752)
                                                   -------------  -------------
     Property and Equipment, net                               -         56,489
                                                   -------------  -------------
Other Assets:
     Goodwill, Net of accumulated
       amortization of $0 and $942,975,
       respectively                                            -      1,332,978
     Other Intangible Assets, Net of
       accumulated amortization of $0
       and $427,862, respectively                              -        131,755
                                                   -------------  -------------


Total Assets                                       $           -  $   2,129,790
                                                   =============  =============


                     Liabilities and Stockholders' Deficit
                     -------------------------------------

Current Liabilities:
     Accounts payable                              $           -  $     553,911
     Accrued liabilities                                  83,625        768,103
     Current Maturities of Long-Term Debt                260,000        568,548
                                                   -------------  -------------
       Total current liabilities                         343,625      1,890,562

Long-Term Debt, Net of Current Maturities                125,000        125,000
Other Long-Term Liabilities                            1,464,630        911,033
                                                   -------------  -------------
Total Liabilities                                      1,933,255      2,926,595
                                                   -------------  -------------


Stockholders' Deficit
     Common stock, no par value, authorized
       28,000,000 shares, outstanding 6,837,904
       and 4,078,602 shares, respectively.            15,883,711     15,682,028
     Preferred Stock, Authorized 100,000,000
       Shares $1,000 par value, 12%,
       noncumulative, outstanding 22.5 shares.            22,500         22,500
     Treasury Stock, at cost (78,941 shares)            (436,799)      (436,799)
     Accumulated Deficit                             (17,402,667)   (16,064,534)
                                                   -------------  -------------
     Total Stockholders' Deficit                      (1,933,255)      (796,805)
                                                   -------------  -------------
Total Liabilities and Stockholders' Deficit        $           -  $   2,129,790
                                                   =============  =============


The accompanying notes are an integral part of the financial statements.

                    Medical Technology and Innovations, Inc.
                      Consolidated Statements of Operations
                   For the Years Ended June 30, 2003 and 2002


                                                        2003           2002
                                                   -------------  --------------


Revenues                                           $     549,186  $   3,024,688
Cost of Goods Sold                                       285,707      1,787,504
                                                   -------------  -------------
  Gross profit                                           263,479      1,237,184
                                                   -------------  -------------

Operating Expenses
  Advertising                                              2,207         21,716
  Selling, General, and Administrative                 1,042,492      5,320,753
                                                   -------------  -------------

  Total Operating Expenses                             1,044,699      5,342,469
                                                   -------------  -------------

Loss from Operations                                    (781,220)    (4,105,285)

  Loss - Agreement in Lieu of Foreclosure                513,854              -
  Interest Expense, Net                                   43,059         80,692
  Gain on sale of Property and equipment                       -        138,876

                                                   -------------  -------------
Net Loss                                           $  (1,338,133) $  (4,047,101)
                                                   =============  =============



Net Loss per common share
  (basic and diluted)                              $      (0.214) $      (1.411)
                                                   =============  =============

Weighted Average Outstanding Shares                    6,256,910      2,869,080
                                                   =============  =============





The accompanying notes are an integral part of the financial statements.

                                         Medical Technology and Innovations, Inc.
                                Consolidated Statements of Changes in Stockholders' Deficit
                                        For the Years Ended June 30, 2003 and 2002



                                                        Series B
                                                       Convertible                                             Total
                               Common       Common      Preferred   Preferred    Treasury     Accumulated   Stockholders'
                               Shares        Stock        Stock      Stock       Stock         Deficit        Deficit
                              ---------  ------------  ----------  --------   ----------   -------------   --------------

 Balance at July 1, 2001      1,672,560  $ 11,722,406  $1,596,000  $ 22,500   $ (436,799)  $ (12,017,433)  $    886,674
Stock Issued for
  Intangible Assets             157,000       135,700           -         -            -               -        135,700
Stock Issued for
  Services                    1,204,400     1,595,480           -         -            -               -      1,595,480
Conversion of Preferred
  Stock into common stock       412,200     1,596,000  (1,596,000)        -            -               -              -
Conversion of Loan into
  common stock                  632,442       632,442           -         -            -               -        632,442
Net Loss                              -             -           -         -            -      (4,047,101)    (4,047,101)
                              -----------------------------------------------------------------------------------------
 Balance at June 30, 2002     4,078,602    15,682,028           -    22,500     (436,799)    (16,064,534)      (796,805)
Stock Issued for Services     1,586,302       116,350           -         -            -               -        116,350
Conversion of Loan into
  common stock                1,173,000        85,333           -         -            -               -         85,333
Net Loss                              -             -           -         -            -      (1,338,133)    (1,338,133)
                              -----------------------------------------------------------------------------------------
 Balance at June 30, 2003     6,837,904  $ 15,883,711  $        -  $ 22,500   $ (436,799)  $ (17,402,667)  $ (1,933,255)
                              =========================================================================================












The accompanying notes are an integral part of the financial statements.


                                                           12

                    Medical Technology and Innovations, Inc.
                      Consolidated Statements of Cash Flows
                   For the Years Ended June 30, 2003 and 2002

                                                        2003           2002
                                                   -------------  --------------

Cash flows from operating activities
Net loss                                           $  (1,338,133) $  (4,047,101)
Adjustments to reconcile net loss to
   net cash used in
   operating activites:
     Depreciation and amortization                        35,496        268,768
     Gain on disposition of property
       and equipment                                           -       (138,876)
     Valuation adjustment on intangible
       assets                                                  -        547,535
     Loss on Agreement in Lieu of
       Foreclosure - Net of Cash Paid                    495,528              -
     Debt forgiveness                                          -       (215,646)
     Stock issued for  services                           85,333      1,731,180

  Changes in assets and liabilities

     Accounts Receivable - net                          (722,745)       197,848
     Inventories                                          11,034        150,301
     Other Current Assets                                 15,669         30,447
     Accounts Payable                                    127,189        255,454
     Other liabilities                                   601,522      1,191,306
     Accrued liabilities                                 553,597              -
                                                   -------------  --------------
Net cash used in operating activities                   (135,510)       (28,784)

Cash flows from investing activities:
     Purchase of Intangible Assets                       (31,960)       (11,642)
                                                   -------------  --------------

Net cash used in investing activities                    (31,960)       (11,642)

Cash flows from financing activities:
     Principal payments on long-term debt                (15,000)       (96,666)
     Proceeds from long-term debt                        179,128        125,000
                                                   -------------  --------------
Net cash provided by financing activities                164,128         28,334
                                                   -------------  --------------
Net decrease in cash                                      (3,342)       (12,092)
Cash at beginning of year                                  3,342         15,434
                                                   -------------  --------------
Cash at end of year                                $           -  $       3,342
                                                   =============  ==============

Noncash investing and financing transactions:
   Net proceeds from sale of property and
    equipment applied to long-term debt            $           -  $     594,264
                                                   =============  ==============

  Conversion of liabilities into common stock      $     116,350  $     632,442
                                                   =============  ==============

  Cash paid for interest                           $       8,788  $      72,387
                                                   =============  ==============


The accompanying notes are an integral part of the financial statements.

                    Medical Technology and Innovations, Inc.
                   Notes to Consolidated Financial Statements
                   For the Years Ended June 30, 2003 and 2002

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

         Between September 6, 2002, and July 27, 2005, the Company ceased operations except for liabilities associated with the LensCrafters' litigation and the liabilities associated with other litigation which the Company is a party to.

         On July 27, 2005, the Company was awarded an award of $15.6 million in the LensCrafters' litigation. The Company has paid all legal expenses and judgments and believes it is free of all litigation. The Company has re-purposed itself and is in the Social Website Developing.

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

         Intangible Assets. In 2001, the Financial Accounting Standards Board (or FASB) issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142, among other things, prohibits the amortization of existing goodwill and certain other intangible assets and establishes a new method of testing goodwill for impairment. SFAS No. 142 is effective for the year ended June 30, 2003 for Medical Technology & Innovations, Inc. For the fiscal year 2002, the Company had intangible assets which consisted primarily of goodwill of $2,275,953 associated with the acquisition of Steridyne which was being amortized over fourteen years and patents which were amortized on a straight-line basis over their estimated remaining lives. Accumulated amortization on goodwill totaled $942,975 at June 30, 2002. Accumulated amortization on other intangible assets totaled $427,862 at June 30, 2002. As a result of the Agreement in Lieu of Foreclosure, all intangible assets, including goodwill, were either transferred or fully expensed in the year ended June 30, 2003.

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

2.       Inventories.  Inventories consisted of  the following at  June 30, 2003 and 2002:
                                                       2003            2002
                                                   -------------  --------------
             Raw materials                         $          -   $     339,594
             Work in process                                  -               -
             Finished goods                                   -          30,375
                                                   -------------  --------------
                                                   $          -   $     369,969
                                                   =============  ==============

3.       Property  and  Equipment.   Property  and  equipment  consisted  of the
         following at June 30, 2003 and 2002:

                                                       2003            2002
                                                   -------------  --------------
             Plant & Equipment                     $           -  $     459,239
             Land                                              -              -
             Computer equipment and software                   -        177,414
             Furniture and fixtures                            -        115,588
                                                   -------------  -------------
                                                               -        752,241
             Less: Accumulated Depreciation                    -       (695,752)
                                                   -------------  -------------
                                                   $           -  $      56,489
                                                   =============  =============

4. Long-Term Debt. Long-Term Debt consisted of the following at June 30, 2003 and 2002:
                                                       2003            2002
                                                   -------------  --------------

         15% note due July 2002, principal and     $      32,752  $      28,624
         interest payable monthly secured by
         substantially all of the assets of a
         subsidiary of the Company and guaranteed by the Company's Chief Executive
         Officer and major stockholder

         15% note due July 2002, principal and            67,248         67,248
         interest payable monthly secured by
         substantially all of the assets of a
         subsidiary of the Company and guaranteed by the Company's Chief Executive Officer and major stockholder

         10.0% convertible note, due March 2001,               -         82,900
         interest payable quarterly

         10.0% convertible note, due March 2002,               -         82,900
         interest payable quarterly

         Revolving $235,000 credit line, due on                -        235,000
         demand, interest payable monthly at
         10.5%, facility guaranteed by the
         Company's Chief Executive Officer and
         secured by certain of his personal
         assets

         10% note, principal and interest payable        100,000        100,000
         quarterly, unsecured

         3% note, due February 2005, principal            25,000         25,000
         and interest payable quarterly,
         unsecured

         Unsecured notes payable, due various            160,000         71,876
         dates, interest payable at various
         rates from 0% to 10%
                                                   -------------  --------------
         Total long-term debt                      $     385,000  $     693,548
                                                   -------------  --------------
         Less: amounts due in one year                  (260,000)      (568,548)
                                                   -------------  --------------
         Long-term Debt, net of current            $     125,000  $     125,000
         maturities                                =============  ==============

         The amount of long-term debt maturing in each of the next five fiscal years is $260,000 in 2004 and $125,000 in 2005.

5. Lease Expense. The Company leases various office space under operating lease agreements. Rent expense for the fiscal years ended June 30, 2003 and 2002 amounted to $30,864 and $30,668 respectively. Future minimum annual rentals for subsequent fiscal years are as follows at June 30, 2003:
                                 Fiscal          Lease
                                  Year          Payments
                               ----------     -------------
                                  2004            9,000
                                  2005            9,000
                                  2006            9,000
                                  2007            4,500

6. Income Taxes. The Company did not incur any income tax expense for its fiscal years ending June 30, 2003 and 2002, respectively. As of June 30, 2003 the Company has sustained in excess of $16.5 million in net operating losses (NOLs) for tax purposes. These NOLs will expire in various amounts if not utilized between 2004 and 2016 and are subject to limitations should the ownership of the Company significantly
         change.   The  deferred  tax  asset   resulting   from  the  above  NOL
         carryforwards has not been recorded in the accompanying financial statements. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. The Company has not filed various required income tax returns and is in the process of preparing these returns to comply with all applicable regulations.

7. Royalty Agreement. The Company was the owner of a patent on a photoscreening device from which MTI derived substantially all of its revenues. The terms of the royalty agreement require the Company to pay a royalty to the inventor of seven percent (7.0%) of net PhotoScreener sales. The amount of royalties accrued by the Company was $0 and $939 for its fiscal years ending June 30, 2003 and 2002, respectively, under this agreement.

         In accordance with the terms of the purchase agreement with Florida Medical Corporation, the Company and the former owner of Florida Medical Corporation agreed to share equally in the profits resulting from the Company's thermometer sales to former Florida Medical customers. Accordingly, the Company has accrued $30,000 of royalty expense at June 30, 2003 due to the former owner of Florida Medical Corporation.

8. Preferred Stock. The $1,000 par value convertible preferred stock is convertible into 599 shares of the Company's common stock. On September 30, 2000, the Company was required to redeem the Series B Preferred stock into the Company's common stock valued at the average closing bid price for 30 days prior to the redemption at 120% of the original face value of the Series B Preferred shares including accretion. There was no accretion as of June 30, 2003 and 2002, respectively, and is not reflected in the Company balance sheets. Management made an offer in July of 2001 to the Series B Preferred Stockholders to redeem each share for $400 in cash and 1,800 shares of the Company's common stock. In accordance with this transaction, the Company has issued 412,200 shares of its common stock to the former Series B Preferred Stockholders. The cash portion of the redemption amount was $106,400.

         The Company has reported that there are no shares of Series A Preferred Stock outstanding as of June 30, 2003. The Company has also reported that, as of June 30, 2003 there are no shares of Series B Preferred stock outstanding.

9. Stock Options Plans. In April 1996 the Company's shareholders approved the 1996 Stock Option Plan, which allows the Board of Directors to grant up to 120,000 options. No options have been granted since fiscal 2000. All options have been fully vested since fiscal 2001. All options expire during fiscal 2005.

         The following is a summary of stock option transactions for the years ended June 30, 2003:
                                                                    Weighted
                                                                  Avg. Exercise
                                                     2003            Price
                                                 --------------   -------------
         Outstanding, beginning of year                 53,066     $      6.25
         Options granted                                     -               -
         Options exercised                                   -               -
         Options cancelled                                (266)           6.25
                                                 --------------   -------------
         Outstanding, end of year                       52,800            6.25
                                                 ==============   =============
         Exercisable, end of year                       52,800     $      6.25
                                                 ==============   =============

10. Warrants. At June 30, 2003, the Company has warrants outstanding to purchase 155,000 shares of its common stock in connection with various services provided to the Company. The strike price of the warrants varies with 50,000 issued at a strike price of $.75 per share, 50,000 warrants issued at a strike price of $.50 per share and 50,000 with a strike price of $.001 per share. The remaining warrants issued during fiscal 2002 have a strike price equal to the lesser of $1.00 or a 15% discount off of the bid price of the common stock. Of the total warrants outstanding at June 30, 2003, 100,000 warrants expire on
         December 31, 2003, 5,000 warrants on January 1, 2004 and 50,000 warrants on March 10, 2005.

11.      Related   Party   Transactions.   The  Company  and  its   wholly-owned
         subsidiaries have had transactions with various entities, certain of whose principals are also officers or directors of the Company or MTI.

         In September 2001, the Company sold, and subsequently leased back, its land and building located in Riviera Beach, Florida to a partnership of which the Chairman and Chief Executive Officer is a partner. The $600,000 selling price for the realty was determined pursuant to an appraisal performed by an independent third party real estate appraisal firm located in the Riviera Beach area. The associated monthly rental the Company is paying was also determined from the same real estate appraisal report used to establish the fair market selling price. This lease was transferred as part of the Agreement in Lieu of Foreclosure.

         During fiscal 2003, the Company accrued wages payable to the Company's Chairman and Chief Executive Officer amounting to $46,875 which was included on the Balance Sheet as of June 30, 2003.

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

12. Fair Value of Financial Instruments. The estimated fair values of the Company's financial instruments as of June 30, 2003 and 2002 are as follows:

                                         2003                    2002
                                  -------------------   -----------------------
                                  Carrying     Fair      Carrying        Fair
                                   Amount     Value       Amount        Value

         Accounts Receivable      $      -   $      -   $  209,110   $   209,110
         Accounts Payable                -          -      553,911       553,911
         Accrued Expenses           53,625     53,625      768,103       768,103
         Long-term Debt            385,000    385,000      693,548       693,548

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

14. Major Customers. For the fiscal years ended June 30, 2003 and 2002 the Company had no major customer that accounted for more than 10% of sales.

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

                             Medical
                           Technology,    Steridyne
       Fiscal 2003             Inc.      Corporation   Corporate       Total
       -----------       -------------------------------------------------------

Revenues                  $   150,513     $ 398,674  $         -    $   549,187
Operating Income (Loss)      (126,680)        2,742     (657,282)      (781,220)
Net Interest Expense           42,976            83            -         43,059
Net Income (Loss)            (169,656)        2,659   (1,171,136)    (1,338,133)
Depreciation and
  amortization                      -        35,496            -         35,496

                             Medical
                           Technology,    Steridyne
       Fiscal 2002             Inc.      Corporation   Corporate       Total
       -----------       -------------------------------------------------------

Revenues                  $   202,610    $2,822,078  $         -    $ 3,024,688
Operating Loss             (1,874,340)      (75,689)  (2,155,256)    (4,105,285)
Net Interest Expense           55,351        25,341            -         80,692
Net Income Loss            (1,929,691)     (101,030)  (2,155,256)    (4,185,977)
Assets                        113,825     2,006,197        9,768      2,129,790
Depreciation and
  amortization                      -       268,768            -        268,768

16. Contingent Liabilities. On September 6, 2002, the Company entered into an Agreement in Lieu of Foreclosure with a company that is affiliated with the Chairman and Chief Executive Officer. The agreement transferred the liabilities of the Company and its subsidiaries to Polycrest Holdings, Inc., including contingent liabilities related to litigation matters. The Company retained certain contingent liabilities, The Company's lease of its headquarters building, its employment agreement with the Chairman and Chief Executive Officer and contingent liabilities associated with the various litigation matters. As of June 30, 2003 and 2002, the Company has accrued $1,464,630 and $911,033, respectively, related to these contingent liabilities, which consist primarily of the $866,457 due to Florida Medical Industries and amounts due the Chairman and CEO.

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

         See: Item 8 in Annual Report on Form 10-KSB for the year ended June 30, 2002.

Item 8A. Controls and Procedures

         Evaluation of Disclosure Controls and Procedures. Jeremy Feakins, our Chief Executive Officer, and Jennifer Herman, our Chief Financial Officer, carried out an evaluation of the effectiveness of Medical Technology's disclosure controls and procedures as of June 30, 2003. Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, "disclosure controls and procedures" means controls and other procedures that are designed to insure that information required to be disclosed by Medical Technology in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission's rules. "Disclosure controls and procedures" include, without limitation, controls and procedures designed to insure that information Medical Technology is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, Mr. Feakins and Ms. Herman concluded that Medical Technology's systems of disclosure controls and procedures were not effective as of June 30, 2003 because of the weaknesses in our internal control over financial reporting discussed below.

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

         Changes in Internal Controls. There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during Medical Technology's fourth fiscal quarter of 2003 that has materially affected or is reasonably likely to materially affect Medical Technology's internal control over financial reporting.

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

Mr, Ragan has served as the Executive Vice President of Operations and Technology of Medical Technology & Innovations, Inc. since October 2006. Prior to that, he was the Executive Vice President to the World Nurse Space, Inc. division. Mr. Ragan has over 20 years experience leading enterprise level technology initiatives for companies such as Tyco International and RR Donnelley and Sons (NYSE: RRD). From 2001 until 2006, he led a professional services organization which provided technology solutions for the Financial Services and Healthcare markets. Mr. Ragan also served as the Chief Technology Officer at Everybook, Inc., a high-tech startup company. Mr. Ragan has experience in global business process re-engineering and is a certified professional project manager. Mr. Ragan is a graduate of the Indiana University of Pennsylvania.

Ms. Herman has served as the Chief Financial Officer of Medical Technology & Innovations, Inc. since August 2006. From 2003 until 2006, Ms. Herman worked for a corporation in New York City where she was instrumental in directing the reorganization of a Sub-Prime Auto Lending business into a highly successful Corporate Communications and Medical Education business (NYSE: IDAI). Prior to 2003, Ms. Herman went to school full-time for her Master's Degree. Ms. Herman brings an extensive financial management background and a great deal of SEC reporting and Sarbanes-Oxley experience. Ms. Herman graduated from Kutztown University with her Master's in Business Administration and Alvernia College with a double Bachelor's Degree in Accounting and Business Management.

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of its Common Stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission (SEC). Officers, directors, and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all ownership forms they file. No officer, director or 10 percent stockholder failed to file a report required by Section 16(a) during the year ended June 30, 2003.

Item 10.  Executive Compensation

SUMMARY COMPENSATION TABLE

The following table sets forth information concerning the compensation of the Company's Executive Officers whose compensation exceeded $100,000 for the fiscal years ending June 30, 2003, 2002 and 2001.

         -----------------------------------------------------------------
         Name and                            Annual
         Principal         Fiscal          Compensation         All Other
         Position (1)       Year             Salary           Compensation
         -----------------------------------------------------------------
         J. Feakins,        2003            $ 108,000                  -
         Chief
         Executive          2002            $ 108,000                  -
         Officer
                            2001            $       -            176,500
         -----------------------------------------------------------------


                         AGGREGATED OPTION EXERCISES IN
                       THE FISCAL YEAR ENDED JUNE 30, 2003
                        AND FISCAL YEAR END OPTION VALUES

--------------------------------------------------------------------------------
                                  No. of Shares of                 Value of
             No. of               Common Stock                     Unexercised
             Shares               Underlying                       in-the-money
             Acquired             Unexercised                      Options
             on         Value     Options @ Fiscal  Exercisable/   Exercisable/
Name         Exercise   Realized  Year End          Unexercisable  Unexercisable
--------------------------------------------------------------------------------
J. Feakins      -         -          24,000           24,000/0          -
--------------------------------------------------------------------------------
R. Ballheim     -         -          16,000           16,000/0          -
--------------------------------------------------------------------------------
G. Hartman      -         -          12,800           12,800/0          -
--------------------------------------------------------------------------------

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

         31-a     Rule 13a-14(a) Certification - Jeremy Feakins

         31-b     Rule 13a-14(a) Certification - Jennifer Herman

         32       Rule 13a-14(b) Certifications

ITEM 14  PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Audit Fees

         Stegman & Company expects to bill approximately $9,000 to the Company for professional services rendered for the audit of our fiscal 2003 financial statements and review of the financial statements included in our fiscal 2003 10-QSB filings.

         Audit-Related Fees

         Stegman & Company billed $0 to the Company during fiscal 2003 for assurance and related services that are reasonably related to the performance of the 2003 audit or review of the quarterly financial statements.

         Tax Fees

         Stegman & Company billed $0 to the Company during fiscal 2003 for professional services rendered for tax compliance, tax advice and tax planning.

         All Other Fees

         Stegman & Company billed $0 to the Company in fiscal 2003 for services not described above.

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

MEDICAL TECHNOLOGY & INNOVATIONS, INC.

BY:                                             BY:
    /s/ JEREMY P. FEAKINS                          /s/ JENNIFER A. HERMAN
    ------------------------------                 -----------------------------
    Jeremy P. Feakins,                             Jennifer A. Herman,
    Chief Executive Officer                        Chief Financial Officer

Date: January 8, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ JEREMY P. FEAKINS
----------------------------
Jeremy P. Feakins, Chief Executive Officer,
and Director

Date: January 8, 2007

/s/ JENNIFER A. HERMAN
----------------------------
Jennifer A. Herman, Chief Financial Officer

Date:  January 8, 2007















                                *   *   *   *   *

--------------------------------------------------------------------------------