Form 10QSB
period 2003-09-30
MEDICAL TECHNOLOGY & INNOVATIONS INC /FL/
filed 2007-01-11
CIK 847464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB

(Mark One)

[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
EXCHANGE ACT

For the transition period from ___________________ to ___________________

Commission File Number: 33-27610-A

MEDICAL TECHNOLOGY & INNOVATIONS, INC.
(Exact name of small business issuer as specified in its charter)

Florida	65-2954561
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1800 Fruitville Pike Suite 200, Lancaster PA	17601
(Address of principal executive offices)	(Zip Code)

(717) 390-3777
(Issuer’s telephone number, including area code)

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
January 8, 2007
Common Voting Stock: 6,837,904

Transitional Small Business Disclosure Format (Check One):      YES  [   ]  NO [X]

MEDICAL TECHNOLOGY & INNOVATIONS, INC.
TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated Balance Sheets
		September 30, 2003 (Unaudited) and June 30, 2003	3

		Consolidated Statements of Operations (Unaudited)
		For the Three Months Ended September 30, 2003 and 2002	4

		Consolidated Statements of Cash Flows (Unaudited)
		For the Three Months Ended September 30, 2003 and 2002	5

		Notes to Consolidated Financial Statements (Unaudited)	6

	Item 2.	Management's Discussion and Analysis or Plan of Operation	7

PART II.	OTHER INFORMATION

	Item 6.	Exhibits	8

SIGNATURES			9

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
Medical Technology & Innovations, Inc.
Consolidated Balance Sheets
September 30, 2003 and June 30, 2003

	(Unaudited)
	September 30,	June 30,
	2003	2003

Liabilities and Stockholders' Deficit
Current Liabilities:
Accrued Liabilities	$101,500	$83,625
Current Maturities of Long-Term Debt	260,000	260,000
Total current liabilities	361,500	343,625

Long-Term Debt, Net of Current Maturities	125,000	125,000
Other Long-Term Liabilities	1,515,590	1,464,630
Total Liabilities	2,002,090	1,933,255

Stockholders' Equity
Common stock, no par value, authorized 28,000,000 shares, outstanding 6,837,904 shares	15,883,711	15,883,711
Preferred Stock, authorized 100,000,000 shares $1,000 par value, 12%, noncumulative outstanding 22.5 shares	22,500	22,500
Treasury Stock, at cost (78,941 shares)	(436,799)	(436,799)
Accumulated Deficit	(17,471,502)	(17,402,667)
Total Stockholders' Deficit	(2,002,090)	(1,933,255)
Total Liabilities and Stockholders' Deficit	$-	$-

The accompanying notes are an integral part of the financial statements.

Medical Technology & Innovations, Inc.
Consolidated Statements of Operations (Unaudited)
For the Three Months Ended September 30, 2003 and 2002

	2003	2002

Revenues	$-	$549,186
Cost of Goods Sold	-	285,707
Gross profit	-	263,479

Operating Expenses
Advertising	-	2,207
Selling, General, and Administrative	50,901	582,524
Total Operating Expenses	50,901	584,731

Loss from Operations	(50,901)	(321,252)

Interest Expense, Net	17,934	8,788

Loss - Agreement in Lieu of Foreclosure	-	513,854

Net Loss	$(68,835)	$(843,894)

Net Loss per common share (basic and diluted)	$(0.010)	$(0.180)

Weighted Average Outstanding Shares	6,837,904	4,698,984

The accompanying notes are an integral part of the financial statements.

Medical Technology & Innovations, Inc.
Consolidated Statements of Cash Flows (Unaudited)
For the Three Months Ended September 30, 2003 and 2002

	2003	2002

Cash flows from operating activities
Net loss	$(68,835)	$(843,894)
Adjustments to reconcile net income to net cash provided by operating activites
Depreciation and Amortization	-	35,496
Loss on Agreement in Lieu of Foreclosure - Net of Cash Paid	-	495,528
Noncash compensation expense	-	77,000

Changes in assets and liabilities
Accounts Receivable - net	-	(722,745)
Inventories	-	11,034
Other current assets	-	15,669
Accounts Payable	-	127,189
Accrued liabilities	17,875	547,897
Other Liabilities	50,960	121,316
Net cash used in operating activities	-	(135,510)

Cash flows from investing activities:
Purchase of Intangible assets	-	(31,960)
Net cash used in investing activities	-	(31,960)

Cash flows from financing activities:
Proceeds from long-term debt in common stock	-	179,128
Principal payments on long-term debt	-	(15,000)
Net cash provided by financing activities	-	164,128
Net decrease in cash	-	(3,342)
Cash at beginning of year	-	3,342
Cash at end of year	$-	$-

Supplemental Disclosure:
Cash paid during the year for interest	$-	$8,788
Conversion of liabilities into common stock	$-	$116,350

The accompanying notes are an integral part of the financial statements.

Medical Technology & Innovations, Inc.
Notes to Consolidated Financial Statements
For the Three Months Ended September 30, 2003 and 2002
(Unaudited)

1.
Financial Statements. The unaudited consolidated financial information contained in this report reflects all adjustments (consisting of normal recurring accruals) considered necessary, in the opinion of management, for a fair presentation of results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2003 Annual Report on Form 10-KSB. The results of operations for periods ended September 30 are not necessarily indicative of operations for the full year.

2.
Net Loss Per Common Share. Basic and diluted net loss per common share was computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during each period. The impact of common stock equivalents has been excluded from the computation of weighted average common shares outstanding, as of the effect would be antidilutive.

3.
Stock Option Plans In April of 1996 the Company’s shareholders approved the 1996 Stock Option Plan, which allows the Board of Directors to grant up to 120,000 options. No options have been granted since fiscal 2000. All options have been fully vested since fiscal 2001. All options outstanding at September 30, 2003 expire June 30, 2005.

The following is a summary of stock option transactions for the three months ended September 30, 2003:

		Weighted Avg. Exercise
	2003	Price
Outstanding, July 1	52,800	$6.25
Options granted	-	-
Options exercised	-	-
Options cancelled	-	6.25
Outstanding, September 30	52,800	$6.25
Exercisable, end of period	52,800	$6.25

4.	Preferred Stock. The $1,000 par value convertible preferred stock is convertible into 599 shares of the Company's common stock.

5.
Warrants. The Company has warrants outstanding to purchase 155,000 shares of common stock as of September 30, 2003. The warrants relate to grants made in connection with an equity issuance and various services rendered. The strike price of the warrants varies with 50,000 issued at a strike price of $.75 per share, 50,000 warrants issued at a strike price of $.50 per share and 50,000 issued with a strike price of $.001 per share. The remaining warrants issued during fiscal 2002 have a strike price equal to the lessor of $1.00 or a 15% discount of the bid price of the common stock. Of the total warrants outstanding at September 30, 2003, 100,000 warrants expire December 31, 2003, 5,000 warrants expire on January 1, 2004 and 50,000 warrants expire on March 10, 2005.

6.
Related Party Transactions. As part of the Agreement in Lieu of Foreclosure, the Company accrued expenses payable to the Chairman of the Board and CEO and his related companies. This amount totaled $50,901 and $121,316 for the three months ended September 30, 2003 and 2002, respectively.

Item 2. Management's Discussion and Analysis or Plan of Operation

This analysis should be read in conjunction with the condensed consolidated financial statements, the notes thereto, and the financial statements and notes thereto included in the Company's June 30, 2003 Annual Report on Form 10-KSB.

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

Agreement in Lieu of Foreclosure

On August 30, 2002, the Company’s Board of Directors unanimously approved an Agreement in Lieu of Foreclosure (“Agreement”) between (a) the Company and its subsidiaries as Debtors and (b) Polycrest Holdings, Inc. as Creditor. The Board of Directors of each of the Company’s subsidiaries likewise approved the Agreement.

The Agreement transferred the assets of the Company and its subsidiaries to Polycrest Holdings, Inc., except for (a) certain technology that was retained by the Company, part of which it licensed to Polycrest Holdings, Inc. in return for royalties from the sale of IVD products, and (b) the Company’s contingent asset related to the anticipated settlement, award or judgment in the Company’s litigation against LensCrafters, Inc. and Luxottica Group S.p.A. This contingent asset is subject to payment of attorney’s fees and a fee for managing the case and advancing the costs and expenses incurred in the litigation.

The Agreement transferred the liabilities of the Company and its subsidiaries to Polycrest Holdings, Inc. The Company retained certain contingent liabilities, the Company’s lease of its headquarters building, its employment agreement with the Chairman and Chief Executive Officer and contingent liabilities associated with the various litigation matters.

The Agreement released the Company and its subsidiaries from all liabilities related to funds and services that had been advanced by the Chairman and Chief Executive Officer and parties related to him as well as the security agreements that covered those liabilities.

Because the Company’s inability to repay the advances, Polycrest Holdings, Inc. was entitled to foreclose on the assets of the Company and its subsidiaries but instead settled the potential foreclosure actions by entering into the Agreement. The date of the Agreement is September 6, 2002, to reflect the onset of the closing process, which was completed over the following thirty days.

Results of Operations

Comparison of Three Month Periods Ended September 30, 2003 and 2002

Revenues for the three months ended September 30, 2003 were $0, compared to $549,186 for the comparable period in fiscal 2003, for a decrease in sales of $549,186 or 100%. The significant sales decrease results from the ceasing of operations in September 2002. Gross profit for the three months ended September 30, 2003 was $0 compared to $263,480 or a decrease of $263,480 or 100%. This reduction in gross profit is due entirely to the ceasing of operations in September 2002.

Operating expenses for the three months ended September 30, 2003 were $50,901 compared to $183,702 for the comparable period in fiscal 2002 for a decrease of $132,801 or 72%.

Interest expense was $17,934 for the three months ended September 30, 2003 compared to $8,788 for the comparable period in fiscal 2003, an increase of $9,146.

Liquidity and Capital Resources

At September 30, 2003 and 2002, the Company had cash of $0 and working capital of $0.

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

MEDICAL TECHNOLOGY & INNOVATIONS, INC.

BY:		BY:
	/s/ Jennifer A. Herman		/s/ Jeremy P. Feakins
	Jennifer A. Herman		Jeremy P. Feakins,
	Vice President Finance		Chairman and Chief Executive Officer
(Chief Financial Officer)

Date: January 8, 2007

*   *   *   *   *