Form 10QSB
period 2003-12-31
MEDICAL TECHNOLOGY & INNOVATIONS INC /FL/
filed 2007-01-11
CIK 847464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB

(Mark One)

[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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
January 8, 2007
Common Voting Stock: 6,837,904

Transitional Small Business Disclosure Format (Check One):    YES [X]            NO [  ]

MEDICAL TECHNOLOGY & INNOVATIONS, INC.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated Balance Sheets
		December 31, 2003 (Unaudited) and June 30, 2003	3

		Consolidated Statements of Operations (Unaudited)
		For the Three and Six Months Ended December 31, 2003 and 2002	4

		Consolidated Statements of Cash Flows (Unaudited)
		For the Six Months Ended December 31, 2003 and 2002	5

		Notes to Consolidated Financial Statements (Unaudited)	6

	Item 2.	Management's Discussion and Analysis or Plan of Operation	7

PART II.	OTHER INFORMATION

	Item 6.	Exhibits	9

SIGNATURES			9

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Medical Technology & Innovations, Inc.
Consolidated Balance Sheets
December 31, 2003 and June 30, 2003

	(Unaudited)
	December 31,	June 30,
	2003	2003

Liabilities and Stockholders' Deficit
Current Liabilities:
Accrued Liabilities	$119,375	$83,625
Current Maturities Long-Term Debt	260,000	260,000
Total current liabilities	379,375	343,625

Long-Term Debt, Net of Current Maturities	125,000	125,000
Other Long-Term Liabilities	1,609,396	1,464,630
Total Liabilities	2,113,771	1,933,255

Stockholders' Deficit
Common stock, no par value, authorized 28,000,000 shares, outstanding 6,837,904 shares	15,883,711	15,883,711
Preferred Stock, authorized 100,000,000 shares $1,000 par value, 12%, noncumulative outstanding 22.5 shares	22,500	22,500
Treasury Stock, at cost (78,941 shares)	(436,799)	(436,799)
Accumulated Deficit	(17,583,183)	(17,402,667)
Total Stockholders' Deficit	(2,113,771)	(1,933,255)
Total Liabilities and Stockholders' Deficit	$-	$-

The accompanying notes are an integral part of the financial statements.

Medical Technology & Innovations, Inc.
Consolidated Income Statements (Unaudited)
For the Three and Six Months Ended December 31, 2003 and 2002

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2003	2002	2003	2002

Revenues	$-	$-	$-	$549,186
Cost of Goods Sold	-	-	-	285,707
Gross profit	-	-	-	263,479

Operating Expenses
Advertising	-	-	-	2,207
Selling, General, and Administrative	93,745	48,748	144,648	631,272
Total Operating Expenses	93,745	48,748	144,648	633,479

Loss from Operations	(93,745)	(48,748)	(144,648)	(370,000)

Interest Expense, Net	17,934	-	35,868	8,788

Loss - Agreement in Lieu of Foreclosure	-	-	-	513,854

Net Loss	$(111,679)	$(48,748)	$(180,516)	$(892,642)

Net Loss per common share (basic and diluted)	$(0.016)	$(0.007)	$(0.026)	$(0.157)

Weighted Average Outstanding Shares	6,837,904	6,672,326	6,837,904	5,685,655

The accompanying notes are an integral part of the financial statements.

Medical Technology & Innovations, Inc.
Consolidated Statements of Cash Flows (Unaudited)
For the Six Months Ended December 30, 2003 and 2002

	2003	2002

Cash flows from operating activities
Net loss	$(180,516)	$(892,642)
Adjustments to reconcile net income to net cash provided by operating activites
Depreciation and Amortization	-	35,496
Loss on Agreement in Lieu of Foreclosure - Net of Cash Paid	-	495,528
Stock issued for services	-	85,333

Changes in assets and liabilities

Accounts Receivable - net	-	(722,745)
Inventories	-	11,034
Other current assets	-	15,669
Accounts Payable	-	127,189
Other liabilities	144,766	145,356
Accrued liabilities	35,750	564,272
Net cash used in operating activities	-	(135,510)

Cash flows from investing activities:
Purchase of Intangible Assets	-	(31,960)
Net cash used in investing activities	-	(31,960)

Cash flows from financing activities:
Proceeds from long-term debt	-	179,128
Principal payments on long-term debt	-	(15,000)
Net cash provided by financing activities	-	164,128
Net decrease in cash	-	(3,342)
Cash at beginning of year	-	3,342
Cash at end of year	$-	$-

Supplemental Disclosure:
Cash paid during the year for interest	$-	$8,788
Conversion of liabilities into common stock	$-	$116,350

The accompanying notes are an integral part of the financial statements.

Medical Technology & Innovations, Inc.
Notes to Consolidated Financial Statements
For the Three and Six Months Ended December 31, 2003 and 2002
(Unaudited)

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

The following is a summary of stock option transactions for the six months ended December 31, 2003:

		Weighted
		Avg. Exercise
	2003	Price
Outstanding, July 1	52,800	$6.25
Options granted	-	-
Options exercised	-	-
Options cancelled	-	6.25
Outstanding, December 31	52,800	6.25
Exercisable, end of period	52,800	$6.25

4.	Preferred Stock. The Company has three classes of preferred stock. The $1,000 par value convertible preferred stock is convertible into 599 shares of the Company's common stock.

5.
Warrants. The Company has warrants outstanding to purchase 55,000 shares of common stock as of December 31, 2003. The warrants relate to grants made in connection with an equity issuance and various services rendered. The strike price of the warrants varies with 50,000 issued at a strike price of $.75 per share and 5,000 warrants issued at a strike price of $.50 per share. Of the total warrants outstanding at December 31, 2003, 5,000 warrants expire on January 1, 2004 and 50,000 warrants expire on March 10, 2005.

6.
Related Party Transactions. As part of the Agreement in Lieu of Foreclosure, the Company accrued expenses payable to the Chairman of the Board and CEO and his related companies. This amount totaled $144,648 and $163,231 for the six months ended December 31, 2003 and 2002, respectively.

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

Results of Operations

Comparison of Six Month Periods Ended December 31, 2003 and 2002

Revenues for the six months ended December 31, 2003 were $0, compared to $549,186 for the comparable period in fiscal 2003, for a decrease in sales of $549,186 or 100%. The significant sales decrease results from the ceasing of business on September 6, 2002. Gross profit for the six months ended December 31, 2003 was $0 compared to $263,480 or a decrease of $263,480 or 100%. This reduction in gross profit is due entirely to the ceasing of business.

Operating expenses for the six months ended December 31, 2003 were $144,648 compared to $232,451 for the comparable period in fiscal 2003 for a decrease of $87,803 or 38%.

Interest expense was $35,868 for the six months ended December 31, 2003 compared to $8,788 for the comparable period in fiscal 2003, a increase of $27,080.

Liquidity and Capital Resources

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