Form 10QSB
period 2004-03-31
MEDICAL TECHNOLOGY & INNOVATIONS INC /FL/
filed 2007-01-11
CIK 847464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB

(Mark One)

[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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
January 8, 2007
Common Voting Stock: 6,837,904

Transitional Small Business Disclosure Format (Check One):    YES [X]            NO [  ]

MEDICAL TECHNOLOGY & INNOVATIONS, INC.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated Balance Sheets
		March 31, 2004 (Unaudited) and June 30, 2003	3

		Consolidated Statements of Operations (Unaudited)
		For the Three and Nine Months Ended March 31, 2004 and 2003	4

		Consolidated Statements of Cash Flows (Unaudited)
		For the Nine Months Ended March 31, 2004 and 2003	5

		Notes to Consolidated Financial Statements (Unaudited)	6

	Item 2.	Management's Discussion and Analysis or Plan of Operation	7

PART II.	OTHER INFORMATION

	Item 6	Exhibits	8

SIGNATURES			9

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Medical Technology & Innovations, Inc.
Consolidated Balance Sheets
March 31, 2004 and June 30, 2003

	(Unaudited)
	March 31,	June 30,
	2004	2003

Liabilities and Stockholders' Deficit
Current Liabilities:
Accrued Liabilities	$137,250	$83,625
Current Maturities of Long-Term Debt	260,000	260,000
Total current liabilities	397,250	343,625

Long-Term Debt, Net of Current Maturities	125,000	125,000
Other Long-Term Liabilities	1,662,905	1,464,630
Total Liabilities	2,185,155	1,933,255

Stockholders' Deficit
Common stock, no par value, authorized 28,000,000 shares, outstanding 6,837,904 shares	15,883,711	15,883,711
Preferred Stock, authorized 100,000,000 shares $1,000 par value, 12%, noncumulative, outstanding 22.5 shares	22,500	22,500
Treasury Stock, at cost (78,941 shares)	(436,799)	(436,799)
Accumulated Deficit	(17,654,567)	(17,402,667)
Total Stockholders' Deficit	(2,185,155)	(1,933,255)
Total Liabilities and Stockholders' Deficit	$-	$-

The accompanying notes are an integral part of the financial statements.

Medical Technology & Innovations, Inc.
Consolidated Statements of Operations (Unaudited)
For the Three and Nine Months Ended March 31, 2004 and 2003

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2004	2003	2004	2003

Revenues	$-	$-	$-	$549,186
Cost of Goods Sold	-	-	-	285,707
Gross profit	-	-	-	263,479

Operating Expenses
Advertising	-	-	-	2,207
Selling, General, and Administrative	53,451	342,813	198,098	974,085
Total Operating Expenses	53,451	342,813	198,098	976,292

Loss from Operations	(53,451)	(342,813)	(198,098)	(712,813)

Interest Expense, Net	17,934	-	53,802	8,788

Loss - Agreement in Lieu of Foreclosure	-	-	-	513,854

Net Income Loss	$(71,385)	$(342,813)	$(251,900)	$(1,235,455)

Net Loss per common share (basic and diluted)	$(0.010)	$(0.050)	$(0.037)	$(0.204)

Weighted Average Outstanding Shares	6,837,904	6,837,904	6,837,904	6,064,042

The accompanying notes are an integral part of the financial statements.

Medical Technology & Innovations, Inc.
Consolidated Statements of Cash Flows (Unaudited)
For the Nine Months Ended March 31, 2004 and 2003

	2004	2003

Cash flows from operating activities
Net loss	$(251,900)	$(1,235,455)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and Amortization	-	35,496
Loss on Agreement in Lieu of Foreclosure - Net of Cash Paid	-	495,528
Stock issued for services	-	85,333

Changes in assets and liabilities

Accounts Receivable - net	-	(722,745)
Inventories	-	11,034
Other current assets	-	15,669
Accounts Payable	-	127,189
Other liabilities	198,275	470,294
Accrued liabilities	53,625	582,147
Net cash used in operating activities	-	(135,510)

Cash flows from investing activities:
Purchase of Intangible Assets	-	(31,960)
Net cash used in investing activities	-	(31,960)

Cash flows from financing activities:
Proceeds from long-term debt	-	179,128
Principal payments on long-term debt	-	(15,000)
Net cash provided by financing activities	-	164,128
Net decrease in cash	-	(3,342)
Cash at beginning of year	-	3,342
Cash at end of year	$-	$-

Supplemental Disclosure:
Cash paid during the nine months for interest	$-	$8,788
Conversion of liabilities into common stock	$-	$116,350

The accompanying notes are an integral part of the financial statements.

Medical Technology & Innovations, Inc.
Notes to Consolidated Financial Statements
For the Three and Nine Months Ended March 31, 2004 and 2003
(Unaudited)

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

3.
Stock Option Plans In April of 1996 the Company’s shareholders approved the 1996 Stock Option Plan, which allows the Board of Directors to grant up to 120,000 options. No options have been granted since fiscal 2000. All options have been fully vested since fiscal 2001. All options outstanding at March 31, 2004 expire June 30, 2005.

The following is a summary of stock option transactions for the nine months ended March 31, 2004:

		Weighted
	2004	Avg. Price
Outstanding, July 1, 2003	52,800	$6.25
Options granted	-	-
Options exercised	-	-
Options cancelled	-	6.25
Outstanding, March 31, 2004	52,800	6.25
Exercisable, end of period	52,800	$6.25

4.	Preferred Stock. The Company has three classes of preferred stock. The $1,000 par value convertible preferred stock is convertible into 599 shares of the Company's common stock.

5.
Related Party Transactions. As part of the Agreement in Lieu of Foreclosure, the Company accrued expenses payable to the Chairman of the Board and Chief Executive Officer and his related companies. This amount totaled $198,098 and $206,054 for the nine months ended March 31, 2004 and 2003, respectively.

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

Results of Operations

Comparison of Nine Month Periods Ended March 31, 2004 and 2003

Revenues for the nine months ended March 31, 2004, were $0, compared to $549,186 for the comparable period in fiscal 2004, a decrease of $549,186 or 100%. The decrease results from the ceasing of business on September 6, 2002. Gross profit for the first nine months of fiscal 2005 was $0 compared to $263,480 or a decrease of $263,480 or 100%. This reduction in gross profit is due entirely to the ceasing of business.

Operating expenses for the nine months ended March 31, 2004, were $198,098 compared to $575,264 for the comparable period in fiscal 2003 for a decrease of $371,166 or 66%.

Interest expense was $53,802 for the nine months ended March 31, 2004, compared to $8,788 for the first nine months of fiscal 2004, an increase of $45,014.

Information about the Company’s Industry Segments is included in Note 7 of the Notes to Consolidated Financial Statements.

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