Form 10KSB
period 2004-06-30
MEDICAL TECHNOLOGY & INNOVATIONS INC /FL/
filed 2007-01-11
CIK 847464

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB
(Mark One)
__ _X____	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2004

or
_ __ ____	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from _____________ to_____________

Commission file number 33-27610-A

Medical Technology & Innovations Inc.
(Name of small business issuer in its charter)

Florida	65-2954561
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1800 Fruitville Pike Suite 200, Lancaster PA	17601
(Address of principal executive offices)	(Zip Code)

(Issuer’s telephone number, including area code): (717) 390-3777

Securities registered pursuant to Section 12(b) of the Act:
None
(Title of each class)

Securities registered pursuant to Section 12(g) of the Act:
None
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
YES [  ]    NO [X]

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X]    NO [  ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 or Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES [  ]    NO [X]

The issuer’s revenues for its most recent fiscal year were $0.

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

Item 1. Description of Business

Prior Business

Medical Technology & Innovations, Inc., f/k/a Southstar Productions, Inc. (the “Company”) was incorporated in the state of Florida in January 1989. Prior to September 6, 2002, the company operated through two wholly-owned subsidiaries, Medical Technology, Inc. (“MTI”) and Steridyne Corporation (“Steridyne”).

Prior to September 6, 2002, the Company manufactured and distributed the PhotoScreener, which is a specialized Polaroid-type instant film camera designed to detect conditions that lead to amblyopia (“lazy eye”) and other eye disorders. Steridyne was a manufacturer and distributor of thermometer sheaths, probe covers, and anti-decubitus gel cushions. Steridyne also distributed both glass and digital thermometers.

On September 6, 2002, the Company signed an Agreement in Lieu of Foreclosure with a company affiliated with the Chief Executive Officer and Chairman of the Board. The Agreement in Lieu of Foreclosure transferred the assets of the Company and its subsidiaries to Polycrest Holdings, Inc., except for (a) certain technology that was retained by the Company, and (b) the Company’s contingent asset related to the anticipated settlement, award, or judgment in the Company’s litigation against LensCrafters, Inc. and Luxottica Group S.p.A. The Agreement also transferred the liabilities of the Company and its subsidiaries to Polycrest Holdings, Inc. except for (a) the contingent liabilities of the LensCrafters’ litigation, (b) the employment agreement of the Chairman and Chief Executive Officer, and (c) the lease of its headquarters building.

Between September 6, 2002, and June 22, 2005, the Company ceased operations except for liabilities associated with the LensCrafters’ litigation and the liabilities associated with other litigation which the Company is a party. On July 25, 2005, the Company received a judgment of $15.6 million in the LensCrafters’ litigation. The Company has paid all legal expenses and judgments and believes it is free of all litigation.

Current Business

On June 22, 2005, the Company formed a subsidiary called World Nurse Space, Inc. (“WNSI”). The subsidiary was formed to launch a Social Website aimed at nurses. The Company has re-purposed itself and is focusing on Social Website Developing not only in the nurse profession but in other areas as well. Therefore on September 25, 2006 the Company formed a second subsidiary called “itLinkz Corporation.” The business purpose of itLinkz is to adapt the technology and concepts used in the WNSI website to a broad array of social networks.

Over the next few years, itLinkz‘s strategy is to create and launch thousands of sophisticated yet easy to use social and business networking community websites. On each website, both personal and professional level members will be able to connect anytime around shared interests, to collaborate, share knowledge and team up with other members. This concept offers applications not only to online social groups but to business communities as well.

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

The focal point of itLinkz’ development has been the construction of the core website ‘engine’. The internals of the engine is comprised of software that itLinkz has licensed from a software vendor. Customization and extension of the engine is being developed initially by the software vendor. Beginning with the second release in 2007, the responsibility for engine customization and extension will be migrated in-house. Contractually, itLinkz owns exclusive intellectual property rights to all code developed under our work-to-hire agreement with the software vendor. In addition, itLinkz has access to all souce code that has been licenced from the software vendor. To date, the Company has spent approximately $300,000 on the research and development of this engine.

This engine is used as the backbone for each website, which is then “skinned” with a customized, unique look and feel of each particular profession, community or interest group. In addition to planning for the development and launch of thousands of social networking websites, itLinkz is currently examining the most expeditious and profitable manner in which to present this technology to the thousands of business communities that could make use of itLinkz’ expertise and knowledge. Since itLinkz’s websites are being designed to be hosted separately from each other, itLinkz will be hosting the websites on a geographically diverse set of hosting providers. This will provide basic defense against a site wide disaster. In addition, a contract will be signed with an availability services vendor to provide a disaster recovery site to quickly restore sites that may experience a disaster scenario. Initial websites will be hosted at a Class-A hosting provider located near itLinkz’ headquarters. itLinkz has entered into a three year contract with this hosting provider to provide Internet connectivity, system/network administration and server leasing. All hosting provider contracts will provide the ability to quickly scale to meet the demands of the websites it hosts.

Initially, and to quickly generate revenues, itLinkz has developed a first-to-market commercial opportunity for advertisers, marketers and business operators. Through its websites, itLinkz offers access to consumers and patrons within tightly-defined demographic profiles and with shared interests. itLinkz is developing and launching 500 separate and specific social networking online communities. Each website is focused on one common interest (profession, hobby, leisure, current events, industry or geographic area). In doing so, itLinkz is positioning itself as a premier provider to advertisers and marketers who, by advertising their products on itLinkz, have targeted demographic websites where they can reach consumers predisposed to favorably receive their message and to tap the collective knowledge of that community. This will allow advertisers and marketers to refine their sales and marketing process to a degree that will likely provide the advertiser an effective revenue stream, while monitoring the progress of different advertising campaigns. itLinkz’ technology offers possibilities for other user generated applications such as providing a sophisticated web based communication tool for businesses and organizations.

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

The Company recognizes that marketing will play a critical role in the success of this enterprise and is committed to developing an aggressive yet professional multi-dimensional promotional effort to launch each web community. The primary goals of itLinkz marketing efforts will be to:

•	Build awareness
•	Establish significant member community
•	Promote participation and interaction
•	Attract large scale advertisers and markets who will advertise on itLinkz websites

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

Employees

As of January 2, 2007, the Company employed 10 full-time employees. None of the Company’s employees are represented by a labor union. The Company considers its employee relations to be good.

Item 2. Description of Properties

The Company’s principal executive and administrative offices are located at 1800 Fruitville Pike in Lancaster, Pennsylvania. This facility is leased from FHP Partnership for a term that will expire on September 1, 2011. The monthly rental paid by the Company is $6,246. The Company believes that its properties are adequate for the Company’s business for the foreseeable future.

Item 3. Legal Proceedings

On February 15, 2000, the Company filed a lawsuit in the Common Pleas Court of Dauphin County, Pennsylvania, against LensCrafters, Inc. (LensCrafters) and its parent, Luxottica Group S.P.A. (Luxottica). The Company had entered into a business relationship with LensCrafters to provide more than 600 of its PhotoScreener devices for use in the retail facilities of LensCrafters. In a written agreement dated August 25, 1998, LensCrafters committed that it would conduct a national marketing campaign in excess of $5 million to promote vision screening through the PhotoScreener. The Company’s complaint provided that the Company delivered the PhotoScreeners to LensCrafters, but LensCrafters failed to meet its promotional and marketing commitments. The Complaint asserted legal claims for breach of contract by LensCrafters, for misrepresentation and fraud by LensCrafters, and for intentional interference with contract by Luxottica. LensCrafters moved to refer the case to arbitration. The case was moved to the American Aribitration Association in Cincinnati, OH where it was heard on March 8, 2005. The American Arbitration Association ruled in favor of the Company and an award was made for $15.6 million during the fiscal year ended June 30, 2005. After payment of legal fees and expenses, including the payment to its Chairman described in the next paragraph, the Company received net proceeds of $4.8 million from the award.

As of January 1, 2000, the Company entered into an Agreement with Growth Capital Resources, a company affiliated with Jeremy Feakins, Medical Technology’s Chairman and Chief Executive Officer. Growth Capital Resources agreed to provide litigation management services with regard to the proceedings against LensCrafters et al; and to pay or advance all attorney’s fees and other litigation costs incurred by the Company to pursue this litigation. No costs or expenses were to be reimbursed in the event the litigation is unsuccessful. On January 6, 2003, the Agreement was amended to incorporate the litigation management of all of the ongoing litigation. In return for assuming the additional litigation, the Company agreed to reimburse 35% of the gross judgment, award or settlement from the LensCrafters litigation and all costs associated with managing it to the affiliated company. Accordingly, from the proceeds of the LensCrafters judgment, $5,460,000 was paid to Growth Capital Resources.

In 2000, the Company and Steridyne Corporation were named defendants in a breach of contract litigation relating to the asset purchase agreement with Florida Medical Industries (“FMI”). On September 11, 2002, the Circuit Court for Lake County, FL, ruled against the Company and Steridyne which resulted in an award to FMI in the amount of $866,457. The judgment was appealed and resolved on January 8, 2003 in favor of FMI. As a result, the award began accruing interest of 9% per annum on $658,294 of the award and 6% per annum on $208,163 of the award. The amounts including accrued interest were paid from the proceeds of the LensCrafters settlement on July 25, 2005, and totaled $1,061,737.

Item 4. Submission of Matters to a Vote of Security Holders

None.
PART II.

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer’s Purchase of Equity Securities

At the close of business on December 4, 2001, the Company affected a one-for-twenty-five reverse stock split as approved by the Company’s Board of Directors. Prior to the split, the Company was authorized to issue 700,000,000 shares of common stock. The authorized shares were reduced in proportion to the stock split so that after the reverse stock split, the authorized capital stock of the Company was 28,000,000 shares of common stock. All common stock and per share data included in these consolidated financial statements and accompanying footnotes has been restated to give effect to the reverse stock split.

The following table sets forth the range of the high and low bid prices for the common stock during the periods indicated, and represents interdealer prices, which do not include retail mark-ups and mark-downs, or any commission to the broker-dealer, and may not necessarily represent actual transactions. All prices have been adjusted to reflect the reverse stock split on December 4, 2001.

Quarter Ending	High	Low	Quarter Ending	High	Low

September 30, 2003	$ .07	$ .00	September 30, 2002	$ .08	$ .00
December 31, 2003	.04	.00	December 31, 2002	.08	.00
March 31, 2004	.01	.00	March 31, 2003	.05	.00
June 30, 2004	.00	.00	June 30, 2003	.09	.00

As of January 5, 2007, there were approximately 720 record holders of common stock. Such amounts do not include common stock held in “nominee” or “street” name.

The Company has not paid cash dividends on its common stock since its inception. At the present time, the Company’s anticipated working capital requirements are such that it intends to follow a policy of retaining any earnings in order to finance the development of its business.

Item 6. Management’s Discussion and Analysis or Plan of Operation

This analysis should be read in conjunction with the consolidated financial statements and notes thereto.

This Form 10-KSB includes “forward looking statements” concerning the future of operations of the Company. It is management’s intent to take advantage of the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995. This statement is for the express purpose of availing the Company of the protections of such safe harbor with respect to all “forward looking statements” contained in this Form 10-KSB. We have used “forward looking statements” to discuss future plans and strategies of the Company. Management’s ability to predict results or the effect of future plans is inherently uncertain. Factors that could affect results include, without limitation, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions, acceptance, technological change, changes in industry practices and one-time events. These factors should be considered when evaluating the “forward looking statements” and undue reliance should not be placed on such statements. Should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein.

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

The Agreement transferred the assets of the Company and its subsidiaries to Polycrest Holdings, Inc., except for (a) certain technology that was retained by the Company, part of which it licensed to Polycrest Holdings, Inc. in return for royalties from the sale of IVD products, and (b) the Company’s contingent asset related to the anticipated settlement, award or judgment in the Company’s litigation against LensCrafters, Inc. and Luxottica Group S.p.A. This contingent asset was subject to payment of attorney’s fees and a fee for managing the case and advancing the costs and expenses incurred in the litigation.

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

Results of Operations

Fiscal Year Ended June 30, 2004 as Compared to June 30, 2003

Revenues for the year ended June 30, 2004 were $0, compared to $549,186 for the comparable period in fiscal 2003, or a decrease of $549,186 or 100%. This sales decrease results from the ceasing of operations on September 30, 2002.

Gross profit for the year ended June 30, 2004 was $0 compared to $263,479 for the comparable period in fiscal 2003, or a decrease of $263,479 or 100%. This decrease results because of the ceasing of operations on September 30, 2002.

Operating expenses during the year ended June 30, 2004 were $255,177, compared to $1,044,699 for fiscal year 2003, or a decrease of $789,522 or 76%. This decrease in operating expenses can be attributed to the ceasing of operations on September 30, 2002. Operating expenses in the fiscal year 2004 consist primarily of expenses related to the LensCrafters litigation. Interest expense was $71,736 and $43,062 for years ended June 30, 2004 and 2003, respectively or an increase of $28,674 or 40%. This increase is due to interest on the Florida Medical Industries judgment.

Liquidity and Capital Resources

At June 30, 2004, the Company had cash of $0 and working capital deficit of ($385,125) as compared to $0 and ($343,625), respectively, at June 30, 2003. This decrease in the working capital is primarily due to the Company’s limited operations continued and accrual of expenses related to the LensCrafters litigation during the fiscal year ended June 30, 2004.

From June 30, 2002 until we received the LensCrafters judgment in 2005, our operations were funded by Growth Capital Resources, an affiliate of our Chairman. As of January 1, 2000, the Company had entered into an Agreement with Growth Capital Resources to provide litigation management services with regard to the proceedings against LensCrafters et al; and to pay or advance all attorney’s fees and other litigation costs incurred by the Company to pursue this litigation. No costs or expenses were to be reimbursed in the event the litigation is unsuccessful. On January 6, 2003, the Agreement was amended to incorporate the litigation management of all of the current litigation. In return for assuming the additional litigation, the Company agreed to reimburse 35% of the gross judgment, award or settlement from the LensCrafters litigation and all costs associated with managing it to the affiliated company.

On June 30, 2005 we received a $15.6 million judgment from LensCrafters. From that sum we paid:

$5,357,022 - to our attorneys;
$5,460,000 - to Growth Capital Resources;
$3,268,388 - to settle outstanding liabilities.

The remaining $1,541,213 is being applied to the expenses of initiating the operations of the itLinkz business. At December 31, 2006 we had $651,089 in cash and cash equivalents and $1,498,900 in debts.

Item 7. Financial Statements

Index to Consolidated Financial Statements

Page
Report of independent registered public accounting firm for the years ended
June 30, 2004 and 2003	9

Consolidated balance sheets as of June 30, 2004 and 2003	10

Consolidated statements of operations for the years ended
June 30, 2004 and 2003	11

Consolidated statements of changes in stockholders’ deficit for the years ended
June 30, 2004 and 2003	12

Consolidated statements of cash flows for the years ended
June 30, 2004 and 2003	13

Notes to consolidated financial statements	14

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Medical Technology & Innovations, Inc. and Subsidiaries
Lancaster, Pennsylvania

We have audited the accompanying consolidated balance sheets of Medical Technology & Innovations, Inc. and Subsidiaries (the “Company”) as of June 30, 2004 and 2003 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medical Technology & Innovations, Inc. and Subsidiaries as of June 30, 2004 and 2003 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net working capital deficit that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to those matters are also described in Note 11. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Stegman & Company
Baltimore, Maryland
December 20, 2006

Medical Technology and Innovations, Inc.
Consolidated Balance Sheets
As of June 30, 2004 and 2003

	2004	2003

Liabilities and Stockholders' Deficit
Current Liabilities:
Accrued liabilities	$155,125	$83,625
Current Maturities of Long-Term Debt	260,000	260,000
Total current liabilities	415,125	343,625

Long-Term Debt, Net of Current Maturities	125,000	125,000
Other Long-Term Liabilities	1,720,043	1,464,630
Total Liabilities	2,260,168	1,933,255

Stockholders' Deficit
Common stock, no par value, authorized 28,000,000 shares, outstanding 6,837,904 shares	15,883,711	15,883,711
Preferred Stock, Authorized 100,000,000 Shares $1,000 par value, 12%, noncumulative, outstanding 22.5 shares.	22,500	22,500
Treasury Stock, at cost (78,941 shares)	(436,799)	(436,799)
Accumulated Deficit	(17,729,580)	(17,402,667)
Total Stockholders' Deficit	(2,260,168)	(1,933,255)
Total Liabilities and Stockholders' Deficit	$-	$-

The accompanying notes are an integral part of the financial statements.

Medical Technology and Innovations, Inc.
Consolidated Statements of Operations
For the Years Ended June 30, 2004 and 2003

	2004	2003

Revenues	$-	$549,186
Cost of Goods Sold	-	285,707
Gross profit	-	263,479

Operating Expenses
Advertising	-	2,207
Selling, General, and Administrative	255,177	1,042,492

Total Operating Expenses	255,177	1,044,699

Loss from Operations	(255,177)	(781,220)

Loss - Agreement in Lieu of Foreclosure	-	513,854
Interest Expense, Net	71,736	43,059

Net Loss	$(326,913)	$(1,338,133)

Net Loss per common share
(basic and diluted)	$(0.048)	$(0.214)

Weighted Average Outstanding Shares	6,837,904	6,256,910

The accompanying notes are an integral part of the financial statements.

Medical Technology and Innovations, Inc.
Consolidated Statements of Changes in Stockholders’ Deficit
For the Years Ended June 30, 2004 and 2003

			Series B
			Convertible				Total
	Common	Common	Preferred	Preferred	Treasury	Accumulated	Stockholders'
	Shares	Stock	Stock	Stock	Stock	Deficit	Equity

Balance at July 1, 2002	4,078,602	$15,682,028	$-	$22,500	$(436,799)	$(16,064,534)	$(796,805)
Stock Issued for Services	1,586,302	116,350	-	-	-	-	116,350
Conversion of Loan into common stock	1,173,000	85,333	-	-	-	-	85,333
Net Loss	-	-	-	-	-	(1,338,133)	(1,338,133)
Balance at June 30, 2003	6,837,904	15,883,711	-	22,500	(436,799)	(17,402,667)	(1,933,255)
Net Loss	-	-	-	-	-	(326,913)	(326,913)
Balance at June 30, 2004	6,837,904	$15,883,711	$-	$22,500	$(436,799)	$(17,729,580)	$(2,260,168)

The accompanying notes are an integral part of the financial statements.

Medical Technology and Innovations, Inc.
Consolidated Statements of Cash Flows
For the Years Ended June 30, 2004 and 2003

	2004	2003

Cash flows from operating activities
Net loss	$(326,913)	$(1,338,133)
Adjustments to reconcile net loss to net cash used in operating activites
Depreciation and amortization	-	35,496
Loss on Agreement in Lieu of Foreclosure - Net of Cash Paid	-	495,528
Stock issued for services	-	85,333

Changes in assets and liabilities

Accounts Receivable - net	-	(722,745)
Inventories	-	11,034
Other Current Assets	-	15,669
Accounts Payable	-	127,189
Other liabilities	255,413	601,522
Accrued liabilities	71,500	553,597
Net cash used in operating activities	-	(135,510)

Cash flows from investing activities:
Purchase of Intangible Assets	-	(31,960)
Net cash used in investing activities	-	(31,960)

Cash flows from financing activities:
Principal payments on long-term debt	-	(15,000)
Proceeds from long-term debt	-	179,128
Net cash provided by financing activities	-	164,128
Net decrease in cash	-	(3,342)
Cash at beginning of year	-	3,342
Cash at end of year	$-	$-

Noncash investing and financing transactions:

Conversion of liabilities into common stock	$-	$116,350

Cash paid for interest	$-	$8,788

The accompanying notes are an integral part of the financial statements.

Medical Technology and Innovations, Inc.
Notes to Consolidated Financial Statements
For the Years Ended June 30, 2004 and 2003

1.	Summary of Significant Accounting Policies

Organization. Medical Technology & Innovations, Inc., f/k/a Southstar Productions, Inc. (the “Company”) was incorporated in the state of Florida in January 1989. Prior to September 6, 2002, the Company operated two wholly-owned subsidiaries, Medical Technology, Inc. (“MTI”) and Steridyne Corporation (“Steridyne”). MTI was incorporated in the state of Iowa in April 1993 and Steridyne was incorporated in the state of Florida in 1996.

The Company acquired control of MTI in October of 1995 under the terms of a Share Exchange Plan (“the Plan”) with Southstar Productions, Inc. (“Southstar”). On August 1, 1996 the Company acquired the net assets and the right to the name of Steridyne. Effective April 1, 1999 the Company acquired certain key operating assets of the thermometer business of Florida Medical Corporation (“Florida Medical”), a former manufacturer of glass thermometers and distributor of digital thermometers which then became a part of Steridyne.

Prior to September 6, 2002, the Company manufactured and distributed the PhotoScreener, which is a specialized Polaroid-type instant film camera designed to detect conditions that lead to amblyopia (“lazy eye”) and other eye disorders. Steridyne was a manufacturer and distributor of thermometer sheaths, probe covers, and anti-decubitus gel cushions. Steridyne also distributed both glass and digital thermometers.

On September 6, 2002, the Company signed an Agreement in Lieu of Foreclosure with a company affiliated with the Chief Executive Officer and Chairman of the Board. The Agreement in Lieu of Foreclosure transferred the assets of the Company and its subsidiaries to Polycrest Holdings, Inc., except for (a) certain technology that was retained by the Company, and (b) the Company’s contingent asset related to the anticipated settlement, award, or judgment in the Company’s litigation against LensCrafters, Inc. and Luxottica Group S.p.A. The Agreement also transferred the liabilities of the Company and its subsidiaries to Polycrest Holdings, Inc. except for (a) the contingent liabilities of the LensCrafters’ litigation, (b) the employment agreement of the Chairman and Chief Executive Officer, and (c) the lease of its headquarters building.

Between September 6, 2002, and July 27, 2005, the Company ceased operations except for liabilities associated with the LensCrafters’ litigation and the liabilities associated with other litigation which the Company is a party to.

On June 30, 2005, the Company was awarded $15.6 million in the LensCrafters’ litigation. These funds were received July 27, 2005. The Company has paid all legal expenses and judgments and believes it is free of all litigation. The Company has re-purposed itself and is in the Social Website Developing business.

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

2.	Long-Term Debt. Long-Term Debt consisted of the following at June 30, 2004 and 2003:

	2004	2003
15% note due July 2002, principal and interest payable monthly secured by substantially all of the assets of a subsidiary of the Company and guaranteed by the Company's Chief Executive Officer and major stockholder	$32,752	$32,752
15% note due July 2002, principal and interest payable monthly secured by substantially all of the assets of a subsidiary of the Company and guaranteed by the Company's Chief Executive Officer and major stockholder	67,248	67,248
10% note, principal and interest payable quarterly, unsecured	100,000	100,000
3% note, due February 2005, principal and interest payable quarterly, unsecured	25,000	25,000
Unsecured notes payable, due various dates, interest payable at various rates from 0% to 10%	160,000	160,000
Total Long-Term Debt	$385,000	$385,000
Less: amounts due in one year	(260,000)	(260,000)
Long-Term Debt, Net of Current Maturities	$125,000	$125,000

The amount of long-term debt maturing in each of the next five fiscal years is $260,000 in 2005 and $125,000 in 2006.

3.
Lease Expense. The Company leases various office space under operating lease agreements. Rent expense for the fiscal years ended June 30, 2004 and 2003 amounted to $9,000 and $30,864 respectively. Future minimum annual rentals for subsequent fiscal years are as follows at June 30, 2004:

Fiscal	Lease
Year	Payments
2005	9,000
2006	9,000
2007	4,500

4.
Income Taxes. The Company did not incur any income tax expense for its fiscal years ending June 30, 2004 and 2003, respectively. As of June 30, 2004 the Company has sustained in excess of $16.5 million in net operating losses (NOLs) for tax purposes. These NOLs began to expire in various amounts beginning in 2004 and will continue to expire through 2024. NOLs are subject to limitations should the ownership of the Company significantly change. The deferred tax asset resulting from the above NOL carryforwards has not been recorded in the accompanying financial statements. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. The Company has not filed various required income tax returns and is in the process of preparing these returns to comply with all applicable regulations.

5.
Royalty Agreement. In accordance with the terms of the purchase agreement with Florida Medical Corporation, the Company and the former owner of Florida Medical Corporation agreed to share equally in the profits resulting from the Company’s thermometer sales to former Florida Medical customers. Accordingly, the Company has accrued $30,000 of royalty expense at June 30, 2004 due to the former owner of Florida Medical Corporation.

6.	Preferred Stock. The $1,000 par value convertible preferred stock is convertible into 599 shares of the Company’s common stock.

7.
Stock Options Plans. In April 1996 the Company’s shareholders approved the 1996 Stock Option Plan, which allows the Board of Directors to grant up to 120,000 options. No options have been granted since fiscal 2000. All options have been fully vested since fiscal 2001. All options outstanding at June 30, 2004 expire June 30, 2005.

The following is a summary of stock option transactions for the year ended June 30, 2004:

		Weighted Avg. Exercise
	2004	Price
Outstanding, beginning of year	52,800	$6.25
Options granted	-	-
Options exercised	-	-
Options cancelled	-	6.25
Outstanding, end of year	52,800	$6.25
Exercisable, end of year	52,800	$6.25

8.
Warrants. At June 30, 2004, the Company has warrants outstanding to purchase 50,000 shares of its common stock in connection with various services provided to the Company. The strike price of the warrants is $.75 per share. The total warrants outstanding at June 30, 2004 expire on March 10, 2005.

9.	Related Party Transactions. The Company and its wholly-owned subsidiaries have had transactions with various entities, certain of whose principals are also officers or directors of the Company or MTI.

As of January 1, 2000, the Company entered into an Agreement with a company affiliated with the Chairman and Chief Executive Officer to provide litigation management services with regard to the proceedings against LensCrafters et al; and to pay or advance all attorneys’ fees and other litigation costs incurred by the Company to pursue this litigation. No costs or expenses will be reimbursed in the event the litigation is unsuccessful. On January 6, 2003, the Agreement was amended to incorporate the litigation management of all of the current litigation. In return for assuming the additional litigation, the Company agreed to reimburse 35% of the gross judgment, award or settlement from the LensCrafters litigation and all costs associated with managing it to the affiliated company.

During fiscal 2004, the Company accrued wages and other reimbursable expenses of $62,500 and $192,677, respectively, payable to the Company’s Chairman and Chief Executive Officer which is included on the Balance Sheet as of June 30, 2004.

During fiscal 2003, the Company accrued wages and other reimbursable expenses of $48,675 and $260,348, respectively, payable to the Company’s Chairman and Chief Executive Officer which are included on the Balance Sheet as of June 30, 2004.

10.
Contingent Liabilities. On September 6, 2002, the Company entered into an Agreement in Lieu of Foreclosure with a company that is affiliated with the Chairman and Chief Executive Officer. The agreement transferred the liabilities of the Company and its subsidiaries to Polycrest Holdings, Inc., including contingent liabilities related to litigation matters. The Company retained certain contingent liabilities, The Company’s lease of its headquarters building, its employment agreement with the Chairman and Chief Executive Officer and contingent liabilities associated with the various litigation matters. As of June 30, 2004 and 2003, the Company has accrued $1,720,043 and $1,464,630, respectively, related to these contingent liabilities, which consist of $866,457 due to Florida Medical Industries and amounts due the Chairman and CEO.

11.
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

In view of these matters, realization of a major portion of the assets in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financing requirements and the success of its future operations. The Company entered into an Agreement in Lieu of Foreclosure on August 30, 2002 with a company associated with the Chief Executive Officer and Chairman of the Board. In that Agreement, the associated company has been given all of the assets and substantially all of the liabilities of the Company. In June of 2006, an award was issued against LensCrafters and its affiliates for $15.6 million and awarded to the Company. Management believes that actions presently being taken to revise the Company’s operating and financial requirements will provide the opportunity for the Company to continue as a going concern.

12.
Litigation Matters. On February 15, 2000, the Company filed a lawsuit in the Common Pleas court of Dauphin County, Pennsylvania, against LensCrafters, Inc. (LensCrafters) and its parent, Luxottica Group S.P.A. (Luxottica). The Company entered into a business relationship with LensCrafters to provide more than 600 of its PhotoScreener devices for use in the retail facilities of LensCrafters. In a written agreement dated August 25, 1998, LensCrafters committed that it would conduct a national marketing campaign in excess of $5 million to promote vision screening through the PhotoScreener. The Company’s complaint provides that the Company delivered the PhotoScreeners to LensCrafters, but LensCrafters has failed to meet its promotional and marketing commitments. The Complaint asserts legal claims for breach of contract by LensCrafters, for misrepresentation and fraud by LensCrafters, and for intentional interference with contract by Luxottica. LensCrafters moved to refer the case to arbitration. The case was moved to the American Aribitration Association in Cincinnati, OH, where it was heard on March 8, 2005. The American Arbitration Association ruled in favor of the Company and an award was made for $15.6 million in the fiscal year ended June 30, 2005. These funds were received by the Company on July 25, 2005.

As of January 1, 2000, the Company entered into an Agreement with a company affiliated with the Chairman and Chief Executive Officer to provide litigation management services with regard to the proceedings against LensCrafters et al; and to pay or advance all attorneys’ fees and other litigation costs incurred by the Company to pursue this litigation. On January 6, 2003, the Agreement was amended to incorporate the litigation management of all of the current litigation. In return for assuming the additional litigation, the Company agreed to reimburse 35% of the gross judgment, award or settlement from the LensCrafters litigation and all costs associated with managing it to the affiliated company.

In 2000, the Company and Steridyne Corporation were named defendants in a breach of contract litigation relating to the asset purchase agreement of Florida Medical Industries (“FMI”). On September 11, 2002, the Circuit Court for Lake County, FL, ruled against the Company and Steridyne which resulted in an award to FMI in the amount of $866,457. The $866,457 liability related to this litigation has been accrued at June 30, 2002. The judgment was appealed and resolved on January 8, 2003 in favor of FMI. As a result, the award began accruing interest of 9% per annum on $658,294 of the award and 6% per annum on $208,163 of the award. The amounts including accrued interest were paid from the proceeds of the LensCrafters settlement on July 25, 2005, and totaled $1,061,737.

The Company is also a party to other pending legal proceedings in the ordinary course of their business. The Company does not expect these legal proceedings to have a material adverse effect on the Company’s financial condition

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

See: Item 8 in Annual Report on Form 10-KSB for the year ended June 30, 2002.

Item 8A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Jeremy Feakins, our Chief Executive Officer, and Jennifer Herman, our Chief Financial Officer, carried out an evaluation of the effectiveness of Medical Technology’s disclosure controls and procedures as of June 30, 2004. Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by Medical Technology in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information Medical Technology is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, Mr. Feakins and Ms. Herman concluded that Medical Technology’s systems of disclosure controls and procedures were not effective as of June 30, 2004 because of the weaknesses in our internal control over financial reporting discussed below.

In the first quarter of the fiscal year ended June 30, 2003 the Company effectively ceased operations.  The Company has not made any of the required SEC filings since filing it’s Form 10-QSB for the three and nine month periods ended March 31, 2002.  During this period the Company lacked both the staff and financial resources to make the required filings.  As a result there is a material weakness in the internal control over financial reporting during this period consisting primarily of the lack of required SEC filings since the March 31, 2002 Form 10-QSB.  Additionally there were certain audit adjustments related to the valuation of assets that were disposed of between March 31, 2002 and September 30, 2002 and to the timing of recording contingent liabilities directly related to the successful outcome of the Company’s litigation against LensCrafters, Inc.

In August 2006 the Company hired a CFO to begin creating the supporting accounting records needed to bring current the required SEC filings.   The Company is in the process of establishing the appropriate internal controls over financial reporting for periods going forward.  This includes a new accounting system and additional employees in the accounting area.

Changes in Internal Controls. There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during Medical Technology’s fourth fiscal quarter of 2004 that has materially affected or is reasonably likely to materially affect Medical Technology’s internal control over financial reporting.

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
	Chief Financial Officer

BUSINESS EXPERIENCE

Mr. Feakins was originally elected to the Company’s board in April of 1996. Since 1989, he has served as President of Medical Technology, Inc. (MTI) and in October 1995, became the President and Chief Executive Officer of Medical Technology & Innovations, Inc. In October 2004 Mr. Feakins founded Care Recruitment Solutions International, Inc., which was engaged in the business of international placement of nurses. Mr. Feakins served as Chief Executive Officer of Care Recruitment Solutions, Inc. and its successor, CRSI Group, Inc. until August 2006, when it terminated its nurse placement operations. He continues to serve as a member of the Board of Directors of Caspian International Oil Corporation (Pink Sheets: CIOC), which is the successor to CRSI Group, Inc. From 2002 until 2004 Mr. Feakins was also employed as a Managing Member of Steridyne Industries, LLC., an importer of medical devices. Steridyne filed for a Chapter 7 liquidation in bankruptcy in December 2004 after Hurricanes Francis and Charley damaged Steridyne’s warehouse in Florida and destroyed its inventory. Since 1995, Mr. Feakins has also served as Chairman of International Investment Partners, Ltd. (Dublin, Ireland), a venture capital and management consulting firm. From 1980 to 1986, he was the managing Director of Craft Master, Limited, a South African corporation, which was a manufacturer and exporter of point of purchase display systems. Mr. Feakins received his degree in accounting and computer studies from the Royal Naval Secretarial and Accounting College, Chatham, Great Britain.

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

Ms. Herman has served as the Chief Financial Officer of Medical Technology & Innovations, Inc. since August 2006.  From 2003 until 2006, Ms. Herman worked for a corporation in New York City where she was instrumental in directing the reorganization of a Sub-Prime Auto Lending business into a highly successful Corporate Communications and Medical Education business (NYSE: IDAI). Prior to 2003, Ms. Herman went to school full-time for her Master’s Degree. Ms. Herman brings an extensive financial management background and a great deal of SEC reporting and Sarbanes-Oxley experience.  Ms. Herman graduated from Kutztown University with her Master’s in Business Administration and Alvernia College with a double Bachelor’s Degree in Accounting and Business Management.

Audit Committee; Compensation Committee

The Board of Directors has not appointed an Audit Committee or a Compensation Committee, since the Board has only one member. There is no audit committee financial expert on the Board, due to the fact that the Company’s business is still in its development stage.

Code of Ethics

The Company does not have a written code of ethics applicable to its executive officers. The Board of Directors has not adopted a written code of ethics because there are so few members of management.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and directors, and persons who own more than ten percent of its Common Stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission (SEC). Officers, directors, and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all ownership forms they file. No officer, director or 10 percent stockholder failed to file a report required by Section 16(a) during the year ended June 30, 2002.

Item 10. Executive Compensation

SUMMARY COMPENSATION TABLE

The following table sets forth information concerning the compensation of the Company’s Executive Officers whose compensation exceeded $100,000 for the fiscal years ending June 30, 2004, 2003 and 2002.

Name and Principal Position (1)	Fiscal Year	Annual Compensation Salary	All Other Compensation

J. Feakins,	2004	$ 62,500	-
Chief Executive Officer	2003	$ 46,875
	2002	$ 108,000	118,500

AGGREGATED OPTION EXERCISES IN
THE FISCAL YEAR ENDED JUNE 30, 2004
AND FISCAL YEAR END OPTION VALUES

Name	No. of Shares Acquired on Exercise	Value Realized	No. of Shares of Common Stock Underlying Unexercised Options @ Fiscal Year End	Exercisable/ Unexercisable	Value of Unexercised in-the-money Options Exercisable/ Unexercisable
J. Feakins	-	-	24,000	24,000/0	-
R. Ballheim	-	-	16,000	16,000/0	-
G. Hartman	-	-	12,800	12,800/0	-

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information concerning all persons known to the Company to be the beneficial owners of more than 5% of the Company’s Common Stock, (ii) the ownership interest of each director and nominee, and (iii) by all directors and officers as a group calculated as of January 2, 2007.

	AMOUNT AND NATURE
	OF BENEFICIAL	PERCENT OF
NAME	OWNERSHIP	OWNERSHIP

Jeremy Feakins	2,064,611(1)	30.2%

All Executive Directors and Officers as a Group (3 persons)	1,464,334	25.0%

Growth Capital Resources	600,277	8.8%

James Howson	1,729,586	25.3%

(1)	Includes 600,277 shares owned of record by Growth Capital Resources, LLC, of which Mr. Feakins is a control person.

Item 12. Certain Relationships and Related Transactions

During fiscal 2004, the Company accrued wages and other reimbursable expenses of $62,500 and $192,677, respectively, payable to the Company’s Chairman and Chief Executive Officer which is included on the Balance Sheet as of June 30, 2004.

During fiscal 2003, the Company accrued wages and other reimbursable expenses of $48,675 and $260,348, respectively, payable to the Company’s Chairman and Chief Executive Officer which are included on the Balance Sheet as of June 30, 2004.

As of January 1, 2000 the Company entered into an Agreement with a company affiliated with the Chairman and Chief Executive Officer to provide litigation management services with regards to the proceedings against LensCrafters et al. This company is paying or advancing all attorney’s fees and other litigation costs and expenses incurred by the Company to pursue this litigation against LensCrafters et al. Assuming that the Company is successful in receiving a judgment or award or settlement from this litigation, all litigation cost and expenses paid will be reimbursed and 10% of the gross judgment, award, or settlement will be paid to the company affiliated with the Chairman and Chief Executive Officer. No costs or expenses will be due in the event the litigation is unsuccessful.

Item 13. Exhibits

(a)	Exhibits:

3.1.Restated Articles of Incorporation for Medical Technology & Innovations, Inc. [Incorporated by reference to the Company’s Annual Report on Form 10-KSB (File No. 33-27610-A), filed September 30, 1996]

3.2 By-laws [Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-18 (File No. 33-27610-A), filed March 17, 1989]

16.1 Letter from Simon Lever and Company on change in certifying accountant.

21.1 Subsidiaries.	Medical Technology, Inc.
Steridyne Corporation.
itLinkz Corporation

31-a	Rule 13a-14(a) Certification - Jeremy Feakins

31-b	Rule 13a-14(a) Certification - Jennifer Herman

32	Rule 13a-14(b) Certifications

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Stegman & Company expects to bill approximately $7,500 to the Company for professional services rendered for the audit of our fiscal 2004 financial statements and the review of the financial statements included in our fiscal 2004 10-QSB filings.

Audit-Related Fees

Stegman & Company billed $0 to the Company during fiscal 2004 for assurance and related services that are reasonably related to the performance of the 2004 audit.

Tax Fees

Stegman & Company billed $0 to the Company during fiscal 2004 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

Stegman & Company billed $0 to the Company in fiscal 2004 for services not described above.

 It is the policy of the Company’s Board of Directors that all services, other than audit, review or attest services, must be pre-approved by the Board of Directors, acting in lieu of an audit committee. All of the services described above were approved by the Board of Directors.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AND

BY:		BY:
	/s/ JEREMY P. FEAKINS		/s/ JENNIFER A. HERMAN
	Jeremy P. Feakins, Chief Executive Officer		Jennifer A. Herman, Chief Financial Officer

Date: January 8, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ JEREMY P. FEAKINS
Jeremy P. Feakins, Chief Executive Officer,
and Director

Date: January 8, 2007

/s/ JENNIFER A. HERMAN
Jennifer A. Herman, Chief Financial Officer

Date: January 8 , 2007

*    *    *    *    *