Form 10QSB
period 2004-09-30
MEDICAL TECHNOLOGY & INNOVATIONS INC /FL/
filed 2007-01-11
CIK 847464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB

(Mark One)

[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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
January 8, 2007
Common Voting Stock: 6,837,904

Transitional Small Business Disclosure Format (Check One):    YES  [   ]            NO [X]

MEDICAL TECHNOLOGY & INNOVATIONS, INC.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated Balance Sheets
		September 30, 2004 (Unaudited) and June 30, 2004	3

		Consolidated Statements of Operations (Unaudited)
		For the Three Months Ended September 30, 2004 and 2003	4

		Consolidated Statements of Cash Flows (Unaudited)
		For the Three Months Ended September 30, 2004 and 2003	5

		Notes to Consolidated Financial Statements (Unaudited)	6

	Item 2	Management's Discussion and Analysis or Plan of Operation	7

PART II.	OTHER INFORMATION

	Item 6	Exhibits	8

SIGNATURES			9

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
Medical Technology & Innovations, Inc.
Consolidated Balance Sheets
September 30, 2004 and June 30, 2004

	(Unaudited)
	September 30,	June 30,
	2004	2004

Liabilities and Stockholders' Deficit
Current Liabilities:
Accrued Liabilities	$173,000	$155,125
Current Maturities of Long-Term Debt	260,000	260,000
Total current liabilities	433,000	415,125

Long-Term Debt, Net of Current Maturities	125,000	125,000
Other Long-Term Liabilities	1,757,590	1,720,043
Total Liabilities	2,315,590	2,260,168

Stockholders' Deficit
Common stock, no par value, authorized 28,000,000 shares, outstanding 6,837,904 shares	15,883,711	15,883,711
Preferred Stock, authorized 100,000,000 shares $1,000 par value, 12%, noncumulative, outstanding 22.5 shares	22,500	22,500
Treasury Stock, at cost (78,941 shares)	(436,799)	(436,799)
Accumulated Deficit	(17,785,002)	(17,729,580)
Total Stockholders' Deficit	(2,315,590)	(2,260,168)
Total Liabilities and Stockholders' Deficit	$-	$-

The accompanying notes are an integral part of the financial statements.

Medical Technology & Innovations, Inc.
Consolidated Statements of Operations (Unaudited)
For the Three Months Ended September 30, 2004 and 2003

	2004	2003

Operating Expenses
General, and Administrative	$37,488	$50,901
Total Operating Expenses	37,488	50,901

Loss from Operations	(37,488)	(50,901)

Interest Expense, Net	17,934	17,934

Net Loss	$(55,422)	$(68,835)

Net Loss per common share (basic and diluted)	$(0.008)	$(0.010)

Weighted Average Outstanding Shares	6,837,904	6,837,904

The accompanying notes are an integral part of the financial statements.

Medical Technology & Innovations, Inc.
Consolidated Statements of Cash Flows (Unaudited)
For the Three Months Ended September 30, 2004 and 2003

	2004	2003

Cash flows from operating activities
Net loss	$(55,422)	$(68,835)

Changes in assets and liabilities

Accrued liabilities	17,875	17,875
Other Liabilities	37,547	50,960
Net cash used in operating activities	-	-
Net increase (decrease) in cash	-	-

Cash at beginning of year	-	-
Cash at end of year	$-	$-

The accompanying notes are an integral part of the financial statements.

Medical Technology & Innovations, Inc.
Notes to Consolidated Financial Statements
For the Three Months Ended September 30, 2004 and 2003
(Unaudited)

1.
Financial Statements. The unaudited consolidated financial information contained in this report reflects all adjustments (consisting of normal recurring accruals) considered necessary, in the opinion of management, for a fair presentation of results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2004 Annual Report on Form 10-KSB. The results of operations for periods ended September 30 are not necessarily indicative of operations for the full year.

2.
Net Loss Per Common Share. Basic and diluted net loss per common share was computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during each period. The impact of common stock equivalents has been excluded from the computation of weighted average common shares outstanding, as of the effect would be antidilutive.

3.
Stock Option Plans In April of 1996 the Company’s shareholders approved the 1996 Stock Option Plan, which allows the Board of Directors to grant up to 120,000 options. No options have been granted since fiscal 2000. All options have been fully vested since fiscal 2001. All options outstanding at September 30, 2004 expire June 30, 2005.

The following is a summary of stock option transactions for the three months ended September 30, 2004:

		Weighted Avg. Exercise
	2004	Price
Outstanding, July 1	52,800	$6.25
Options granted	-	-
Options exercised	-	-
Options cancelled	-	6.25
Outstanding, September 30	52,800	$6.25
Exercisable, end of period	52,800	$6.25

4.	Preferred Stock. The $1,000 par value convertible preferred stock is convertible into 599 shares of the Company's common stock.

5.
Related Party Transactions. As part of the Agreement in Lieu of Foreclosure, the Company accrued expenses payable to the Chairman of the Board and CEO and his related companies. This amount totaled $37,488 and $50,901 for the three months ended September 30, 2004 and 2003, respectively.

Item 2. Management's Discussion and Analysis or Plan of Operation

This analysis should be read in conjunction with the condensed consolidated financial statements, the notes thereto, and the financial statements and notes thereto included in the Company's June 30, 2004 Annual Report on Form 10-KSB.

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

Results of Operations

Comparison of Three Month Periods Ended September 30, 2004 and 2003

Operating expenses for the three months ended September 30, 2004 were $37,488 compared to $50,901 for the comparable period in fiscal 2004 for a decrease of $13,413 or 26%. Operating expenses consist of accrued rent, salaries and expense related to the LensCrafters litigation.

Interest expense was $17,934 for the three months ended September 30, 2004 and 2003.

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