Form 10QSB
period 2004-12-31
MEDICAL TECHNOLOGY & INNOVATIONS INC /FL/
filed 2007-01-11
CIK 847464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB

(Mark One)

[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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
January 8, 2007
Common Voting Stock: 6,837,904

Transitional Small Business Disclosure Format (Check One):    YES [   ]        NO [X]

MEDICAL TECHNOLOGY & INNOVATIONS, INC.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated Balance Sheets
		December 31, 2004 (Unaudited) and June 30, 2004	3

		Consolidated Statements of Operations (Unaudited)
		For the Three and Six Months Ended December 31, 2004 and 2003	4

		Consolidated Statements of Cash Flows (Unaudited)
		For the Six Months Ended December 31, 2004 and 2003	5

		Notes to Consolidated Financial Statements (Unaudited)	6

	Item 2.	Management's Discussion and Analysis or Plan of Operation	7

PART II.	OTHER INFORMATION

	Item 6.	Exhibits	8

SIGNATURES			9

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Medical Technology & Innovations, Inc.
Consolidated Balance Sheets
December 31, 2004 and June 30, 2004

	(Unaudited)
	December 31,	June 30,
	2003	2004

Liabilities and Stockholders' Deficit
Current Liabilities:
Accrued Liabilities	$190,875	$155,125
Current maturities of long-term debt	260,000	260,000
Total current liabilities	450,875	415,125

Long-Term Debt, Net of Current Maturities	125,000	125,000
Other Long-Term Liabilities	1,799,093	1,720,043
Total Liabilities	2,374,968	2,260,168

Stockholders' Deficit
Common stock, no par value, authorized 28,000,000 shares, outstanding 6,837,904 shares	15,883,711	15,883,711
Preferred Stock, authorized 100,000,000 shares $1,000 par value, 12%, noncumulative,outstanding 22.5 shares	22,500	22,500
Treasury Stock, at cost (78,941 shares)	(436,799)	(436,799)
Accumulated Deficit	(17,844,380)	(17,729,580)
Total Stockholders' Deficit	(2,374,968)	(2,260,168)
	$-	$-

The accompanying notes are an integral part of the financial statements.

Medical Technology & Innovations, Inc.
Consolidated Income Statements (Unaudited)
For the Three and Six Months Ended December 31, 2004 and 2003

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2004	2003	2004	2003

Operating Expenses
General and Administrative	$41,444	$93,745	$78,931	$144,648
Total Operating Expenses	41,444	93,745	78,931	144,648

Loss from Operations	(41,444)	(93,745)	(78,931)	(144,648)

Interest Expense, Net	17,934	17,934	35,869	35,868

Net Income Loss	$(59,378)	$(111,679)	$(114,800)	$(180,516)

Net Loss per common share (basic and diluted)	$(0.009)	$(0.016)	$(0.017)	$(0.026)

Weighted Average Outstanding Shares	6,837,904	6,837,904	6,837,904	6,837,904

The accompanying notes are an integral part of the financial statements.

Medical Technology & Innovations, Inc.
Consolidated Statements of Cash Flows (Unaudited)
For the Six Months Ended December 30, 2004 and 2003

	2004	2003

Cash flows from operating activities
Net Loss	$(114,800)	$(180,516)

Adjustments to reconcile net loss to net cash (used)in operating activities:
Increase in Accrued Liabilities	35,750	35,750
Increase in Other Liabilities	79,050	144,766
Net cash used in operating activities	-	-
Net increase in cash	-	-

Cash at beginning of year	-	-
Cash at end of year	$-	$-

The accompanying notes are an integral part of the financial statements.

Medical Technology & Innovations, Inc.
Notes to Consolidated Financial Statements
For the Three and Six Months Ended December 31, 2004 and 2003
(Unaudited)

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

3.
Stock Option Plans In April of 1996 the Company’s shareholders approved the 1996 Stock Option Plan, which allows the Board of Directors to grant up to 120,000 options. No options have been granted since fiscal 2000. All options have been fully vested since fiscal 2001. All options outstanding at December 31, 2004 expire June 30, 2005.

The following is a summary of stock option transactions for the six months ended December 31, 2004:

		Weighted Avg. Exercise
	2004	Price
Outstanding, July 1	52,800	$6.25
Options granted	-	-
Options exercised	-	-
Options cancelled	-	-
Outstanding, December 31	52,800	$6.25
Exercisable, end of period	52,800	$6.25

4.	Preferred Stock. The Company has three classes of preferred stock. The $1,000 par value convertible preferred stock is convertible into 599 shares of the Company's common stock.

5.
Related Party Transactions. As part of the Agreement in Lieu of Foreclosure, the Company accrued expenses payable to the Chairman of the Board and CEO and his related companies. This amount totaled $78,931 and $144,648 for the six months ended December 31, 2004 and 2003, respectively.

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

Results of Operations

Comparison of Six Month Periods Ended December 31, 2004 and 2003

Operating expenses for the first six months of fiscal 2005 were $114,800 compared to $180,516 for the comparable period in fiscal 2004 for a decrease of $65,716 or 36%. Operating expenses consist of accrued rent, salaries, and expenses related to the LensCrafters litigation.

Interest expense was $35,869 for the first six months of fiscal 2005 compared to $35,868 for the first six months of fiscal 2004.

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