Form 10QSB
period 2005-03-31
MEDICAL TECHNOLOGY & INNOVATIONS INC /FL/
filed 2007-01-11
CIK 847464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB

(Mark One)

[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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
January 8, 2007
Common Voting Stock: 6,837,904

Transitional Small Business Disclosure Format (Check One):    YES [   ]            NO [X]

MEDICAL TECHNOLOGY & INNOVATIONS, INC.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated Balance Sheets
		March 31, 2005 (Unaudited) and June 30, 2004	3

		Consolidated Statements of Operations (Unaudited)
		For the Three and Nine Months Ended March 31, 2005 and 2004	4

		Consolidated Statements of Cash Flows (Unaudited)
		For the Nine Months Ended March 31, 2005 and 2004	5

		Notes to Consolidated Financial Statements (Unaudited)	6

	Item 2.	Management's Discussion and Analysis or Plan of Operation	7

PART II.	OTHER INFORMATION

	Item 6.	Exhibits	8

SIGNATURES			9

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Medical Technology & Innovations, Inc.
Consolidated Balance Sheets
March 31, 2005 and June 30, 2004

	(Unaudited)
	March 31,	June 30,
	2005	2004

Liabilities and Stockholders' Deficit
Current Liabilities:
Accrued Liabilities	$208,750	$155,125
Current Maturities of Long-Term Debt	260,000	260,000
Total current liabilities	468,750	415,125

Long-Term Debt, Net of Current Maturities	125,000	125,000
Other Long-Term Liabilities	1,823,375	1,720,043
Total Liabilities	2,417,125	2,260,168

Stockholders' Deficit
Common stock, no par value, authorized 28,000,000 shares, outstanding 6,837,904 shares	15,883,711	15,883,711
Preferred Stock, authorized 100,000,000 shares $1,000 par value, 12%, noncumulative, outstanding 22.5 shares	22,500	22,500
Treasury Stock, at cost (78,941 shares)	(436,799)	(436,799)
Accumulated Deficit	(17,886,537)	(17,729,580)
Total Stockholders' Deficit	(2,417,125)	(2,260,168)
Total Liabilities and Stockholders' Deficit	$-	$-

The accompanying notes are an integral part of the financial statements.

Medical Technology & Innovations, Inc.
Consolidated Statements of Operations (Unaudited)
For the Three and Nine Months Ended March 31, 2005 and 2004

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2005	2004	2005	2004

Operating Expenses
General and Administrative	$24,223	$53,451	$103,154	$198,098
Total Operating Expenses	24,223	53,451	103,154	198,098

Loss from Operations	(24,223)	(53,451)	(103,154)	(198,098)

Interest Expense, Net	17,934	17,934	53,803	53,802

Net Loss	$(42,157)	$(71,385)	$(156,957)	$(251,900)

Net Loss per common share (basic and diluted)	$(0.006)	$(0.010)	$(0.023)	$(0.037)

Weighted Average Outstanding Shares	6,837,904	6,837,904	6,837,904	6,837,904

The accompanying notes are an integral part of the financial statements.

Medical Technology & Innovations, Inc.
Consolidated Statements of Cash Flows (Unaudited)
For the Nine Months Ended March 31, 2005 and 2004

	2005	2004

Cash flows from operating activities
Net loss	$(156,957)	$(251,900)
Changes in assets and liabilities

Other liabilities	103,332	198,275
Accrued liabilities	53,625	53,625

Net cash provided by operating activities	-	-
Net increase in cash	-	-

Cash at beginning of year	-	-
Cash at end of year	$-	$-

The accompanying notes are an integral part of the financial statements.

Medical Technology & Innovations, Inc.
Notes to Consolidated Financial Statements
For the Three and Nine Months Ended March 31, 2005 and 2004
(Unaudited)

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

3.
Stock Option Plans In April of 1996 the Company’s shareholders approved the 1996 Stock Option Plan, which allows the Board of Directors to grant up to 120,000 options. No options have been granted since fiscal 2000. All options have been fully vested since fiscal 2001. All options outstanding at March 31, 2005 expire June 30, 2005.

The following is a summary of stock option transactions for the nine months ended March 31, 2005:

		Weighted
	2005	Avg. Price
Outstanding, July 1, 2004	52,800	$6.25
Options granted	-	-
Options exercised	-	-
Options cancelled	-	6.25
Outstanding, March 31, 2005	52,800	6.25
Exercisable, end of period	52,800	$6.25

4.	Preferred Stock. The Company has three classes of preferred stock. The $1,000 par value convertible preferred stock is convertible into 599 shares of the Company's common stock.

5.
Related Party Transactions. As part of the Agreement in Lieu of Foreclosure, the Company accrued expenses payable to the Chairman of the Board and Chief Executive Officer and his related companies. This amount totaled $103,154 and $198,098 for the nine months ended March 31, 2005 and 2004, respectively.

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

Results of Operations

Comparison of Nine Month Periods Ended March 31, 2005 and 2004

Operating expenses for the nine months ended March 31, 2005, were $156,957 compared to $198,098 for the comparable period in fiscal 2004 for a decrease of $41,141 or 21%. Operating expenses consist of accrued rent, salaries, and expenses related to the LensCrafters litigation.

Interest expense was $53,803 for the nine months ended March 31, 2005, compared to $53,802 for the first nine months of fiscal 2004.

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