Form 10KSB
period 2005-06-30
MEDICAL TECHNOLOGY & INNOVATIONS INC /FL/
filed 2007-01-11
CIK 847464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB
(Mark One)
__ _X____	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2005

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

Table of Contents
Form 10-KSB
Medical Technology & Innovations, Inc.

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

The focal point of itLinkz’ development has been the construction of the core website ‘engine’. The internals of the engine is comprised of software that itLinkz has licensed from a software vendor. Customization and extension of the engine is being developed initially by the software vendor. Beginning with the second release in 2007, the responsibility for engine customization and extension will be migrated in-house. Contractually, itLinkz owns exclusive intellectual property rights to all code developed under our work-to-hire agreement with the software vendor. In addition, itLinkz has access to all soucesource code that has been licencedlicensed from the software vendor. To date, the Company has spent approximately $300,000 on the research and development of this engine.

This engine is used as the backbone for each website, which is then “skinned” with a customized, unique look and feel of each particular profession, community or interest group. In addition to planning for the development and launch of thousands of social networking websites, itLinkz is currently examining the most expeditious and profitable manner in which to present this technology to the thousands of business communities that could make use of itLinkz’ expertise and knowledge. Since itLinkz’s websites are being designed to be hosted separately from each other, itLinkz will be hosting the websites on a geographically diverse set of hosting providers. This will provide basic defense against a site wide disaster. In addition, a contract will be signed with an availability services vendor to provide a disaster recovery site to quickly restore sites that may experience a disaster scenario. Initial websites will be hosted at a Class-A hosting provider located near itLinkz’ headquartersitLinkz’ headquarters. itLinkz has entered into a three year contract with this hosting provider to provide Internet connectivity, system/network administration and server leasing. All hosting provider contracts will provide the ability to quickly scale to meet the demands of the websites it hosts.

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

In 2000, the Company and Steridyne Corporation were named defendants in a breach of contract litigation relating to the asset purchase agreement with Florida Medical Industries (“FMI”). On September 11, 2002, the Circuit Court for Lake County, FL, ruled against the Company and Steridyne which resulted in an award to FMI in the amount of $866,457. The judgment was appealed and resolved on January 8, 2003 in favor of FMI. As a result, the award began accruing interest of 9% per annum on $658,294 of the award and 6% per annum on $208,163 of the award. The amounts including accrued interest were paid from the proceeds of the LensCrafters settlement on July 257, 2005, and totaled $1,061,737.

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

Quarter Ending	High	Low	Quarter Ending	High	Low

September 30, 2004	$ .05	$ .00	September 30, 2003	$ .07	$ .00
December 31, 2004	.00	.00	December 31, 2003	.04	.00
March 31, 2005	.00	.00	March 31, 2004	.01	.00
June 30, 2005	.00	.00	June 30, 2004	.00	.00

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

Results of Operations

Fiscal Year Ended June 30, 2005 as Compared to June 30, 2004

Operating expenses during the year ended June 30, 2005 were $121,031, compared to $255,177 for fiscal year 2004, or an increase of $134,146 or 53%. Operating expenses in the fiscal year 2005 consist primarily of expenses related to the LensCrafters litigation. Interest expense was $71,736 and $71,736 for years ended June 30, 2005 and 2004, respectively.

On June 30, 2005 the Company was awarded $15.6 million dollars related to the LensCrafters litigation which is recorded as a receivable on the balance sheet as of June 30, 2005. The funds were received on July 25, 2006. In response to that award, $5.4 million was recorded as a liability for consulting fees due to a company affiliated with the Chairman of the Board and Chief Executive Officer according to a litigation management agreement signed in 2001. The Company also recorded $5.5 million dollars in accrued legal expenses related to the LensCrafters litigation.

Liquidity and Capital Resources

At June 30, 2005, the Company had cash of $0 and working capital of $2,466,010 as compared to $0 and ($415,125), respectively, at June 30, 2004. This increase in the working capital is due to the LensCrafters award being issued on June 30, 2005.

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

Item 7. Financial Statements

Index to Consolidated Financial Statements

Page

Report of independent registered public accounting firm	10

Consolidated balance sheets as of June 30, 2005 and 2004	11

Consolidated statements of operations for the years ended
June 30, 2005 and 2004	12

Consolidated statements of changes in stockholders’ equity (deficit) for the years ended
June 30, 2005 and 2004	13

Consolidated statements of cash flows for the years ended
June 30, 2005 and 2004	14

Notes to consolidated financial statements	15

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Medical Technology & Innovations, Inc. and Subsidiaries
Lancaster, Pennsylvania

We have audited the accompanying consolidated balance sheets of Medical Technology & Innovations, Inc. and Subsidiaries (the “Company”) as of June 30, 2005 and 2004 and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medical Technology & Innovations, Inc. and Subsidiaries as of June 30, 2005 and 2004 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the consolidated financial statements, the Company has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to those matters are also described in Note 8. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Stegman & Company
Baltimore, Maryland
December 27, 2006

Medical Technology and Innovations, Inc.
Consolidated Balance Sheets
As of June 30, 2005 and 2004

	2005	2004
Assets

Current Assets:
Award Receivable	$15,626,623	$-

Total Assets	$15,626,623	$-

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accrued liabilities	$226,625	$155,125
Accrued legal expenses	5,526,041	-
Accrued consulting services	4,460,000	-
Other current liabilities	1,562,947	-
Current Maturities of Long-Term Debt	1,385,000	260,000
Total current liabilities	13,160,613	415,125

Long-Term Debt, Net of Current Maturities	-	125,000
Other Long-Term Liabilities	619,766	1,720,043
Total Liabilities	13,780,379	2,260,168

Stockholders' Equity (Deficit)
Common stock, no par value, authorized 28,000,000 shares, outstanding 6,837,904 shares	15,883,711	15,883,711
Preferred Stock, Authorized 100,000,000 Shares $1,000 par value, 12%, noncumulative,outstanding 22.5 shares.	22,500	22,500
Treasury Stock, at cost (78,941 shares)	(436,799)	(436,799)
Accumulated Deficit	(13,623,168)	(17,729,580)
Total Stockholders' Equity (Deficit)	1,846,244	(2,260,168)
Total Liabilities and Stockholders' Equity (Deficit)	$15,626,623	$-

The accompanying notes are an integral part of the financial statements.

Medical Technology and Innovations, Inc.
Consolidated Statements of Operations
For the Years Ended June 30, 2005 and 2004

	2005	2004

Operating Expenses
General and Administrative	$121,031	$255,177

Total Operating Expenses	121,031	255,177

Loss from Operations	(121,031)	(255,177)

Interest Expense, Net	71,736	71,736
Award from litigation - Net of legal expenses	4,299,179	-

Net Income (Loss)	$4,106,412	$(326,913)

Net Income (Loss) per common share (basic and diluted)	$0.601	$(0.048)

Weighted Average Outstanding Shares	6,837,904	6,837,904

The accompanying notes are an integral part of the financial statements.

Medical Technology and Innovations, Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
For the Years Ended June 30, 2005 and 2004

						Total
	Common	Common	Preferred	Treasury	Accumulated	Stockholders'
	Shares	Stock	Stock	Stock	Deficit	Equity

Balance at July 1, 2003	6,837,904	$15,883,711	$22,500	$(436,799)	$(17,402,667)	$(1,933,255)
Net Loss	-	-	-	-	(326,913)	(326,913)
Balance at June 30, 2004	6,837,904	15,883,711	22,500	(436,799)	(17,729,580)	(2,260,168)
Net Income	-	-	-	-	4,106,412	4,106,412
Balance at June 30, 2005	6,837,904	$15,883,711	$22,500	$(436,799)	$(13,623,168)	$1,846,244

The accompanying notes are an integral part of the financial statements.

Medical Technology and Innovations, Inc.
Consolidated Statements of Cash Flows
For the Years Ended June 30, 2005 and 2004

	2005	2004

Cash flows from operating activities
Net income (loss)	$4,106,412	$(326,913)

Changes in assets and liabilities

Award Receivable	(15,626,623)	-
Accrued legal expenses	5,526,041	-
Accrued consulting services	5,460,000	-
Other current liabilities	1,562,947	-
Other long-term liabilities	(1,100,277)	255,413
Accrued liabilities	71,500	71,500
Net cash used in operating activities	-	-

Net increase in cash	-	-
Cash at beginning of year	-	-
Cash at end of year	$-	$-

Noncash investing and financing transactions:

Conversion of accrued consulting expense to long-term debt	$1,000,000	$-
Conversion of liabilities into common stock	$-	$116,350

Cash paid for interest	$-	$8,788

The accompanying notes are an integral part of the financial statements.

Medical Technology and Innovations, Inc.
Notes to Consolidated Financial Statements
For the Years Ended June 30, 2005 and 2004

1.	Summary of Significant Accounting Policies

Organization. Medical Technology & Innovations, Inc., f/k/a Southstar Productions, Inc. (the “Company”) was incorporated in the state of Florida in January 1989. Prior to September 6, 2002, the Company operated two wholly-owned subsidiaries, Medical Technology, Inc. (“MTI”) and Steridyne Corporation (“Steridyne”). MTI was incorporated in the state of Iowa in April 1993 and Steridyne was incorporated in the state of Florida in 1996. On June 22, 2005, the Company formed a subsidiary called World Nurse Space, Inc. (“WNSI”). The subsidiary was formed to launch a Social Website aimed at nurses. In September 2006, the Company formed a subsidiary called itLinkz Corporation. itLinkz is focusing on Social Networking websites for other areas.

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

Net Income (Loss) Per Common Share. Basic and diluted net income (loss) per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding during each period. The impact of common stock equivalents has been excluded from the computation of weighted average common shares outstanding, as the effect would be antidilutive.

2.	Long-Term Debt. Long-Term Debt consisted of the following at June 30, 2005 and 2004:

	2005	2004
15% note due July 2002, principal and interest payable monthly secured by substantially all of the assets of a subsidiary of the Company and guaranteed by the Company's Chief Executive Officer and major stockholder	$32,752	$32,752
15% note due July 2002, principal and interest payable monthly secured by substantially all of the assets of a subsidiary of the Company and guaranteed by the Company's Chief Executive Officer and major stockholder	67,248	67,248
10% note, principal and interest payable quarterly, unsecured	100,000	100,000
3% note, due February 2005, principal and interest payable quarterly, unsecured	25,000	25,000
Unsecured notes payable, due various dates, interest payable at various rates from 0% to 10%	160,000	160,000
7.5% unsecured note to the Company's Chief Executive Officer, principal and compounding interest due on demand but no later than July 31, 2010	1,000,000	-
Total Long-Term Debt	$1,385,000	$385,000
Less: amounts due in one year	(1,385,000)	(260,000)
Long-Term Debt, Net of Current Maturities	$-	$125,000

3.
Lease Expense. The Company leases various office space under operating lease agreements. Rent expense for the fiscal years ended June 30, 2005 and 2004 amounted to $9,000 and $9,000 respectively. Future minimum annual rentals for subsequent fiscal years are as follows at June 30, 2005:

Fiscal	Lease
Year	Payments
2006	9,000
2007	4,500

4.
Income Taxes. The Company did not incur any income tax expense for its fiscal years ending June 30, 2005 and 2004, respectively. As of June 30, 2005 the Company has sustained significant net operating losses (NOLs) for tax purposes. These NOLs began to expire in various amounts beginning in 2004 and will continue to expire through 2025. NOLs are subject to limitations should the ownership of the Company significantly change. The deferred tax asset resulting from the above NOL carryforwards has not been recorded in the accompanying financial statements. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. The Company has not filed various required income tax returns and is in the process of preparing these returns to comply with all applicable regulations.

5.	Preferred Stock. The $1,000 par value convertible preferred stock is convertible into 599 shares of the Company’s common stock.

6.	Related Party Transactions. The Company and its wholly-owned subsidiaries have had transactions with various entities, certain of whose principals are also officers or directors of the Company or MTI.

As of January 1, 2000, the Company entered into an Agreement with a company affiliated with the Chairman and Chief Executive Officer to provide litigation management services with regard to the proceedings against LensCrafters et al; and to pay or advance all attorneys’ fees and other litigation costs incurred by the Company to pursue this litigation. No costs or expenses would have been reimbursed in the event the litigation was unsuccessful. On January 6, 2003, the Agreement was amended to incorporate the litigation management of all of the current litigation. In return for assuming the additional litigation, the Company agreed to reimburse 35% of the gross judgment, award or settlement from the LensCrafters litigation and all costs associated with managing it to the affiliated company. As of June 30, 2005 the Company accrued $5,460,000 in the form of accrued consulting expenses of $4,460,000 and a $1,000,000 note payable. The total amount of consulting due to the affiliated company at June 30, 2005, is $5,460,000.

During fiscal 2005, the Company accrued wages and other reimbursable expenses of $125,000 and $408,642, respectively, to the Company’s Chairman and Chief Executive Officer which was included on the Balance Sheet as of June 30, 2005.

During fiscal 2004, the Company accrued wages payable and other reimbursable expenses of $62,500 and $255,177, respectively, payable to the Company’s Chairman and Chief Executive Officer which are included on the Balance Sheet as of June 30, 2005.

7.
Contingent Liabilities. On September 6, 2002, the Company entered into an Agreement in Lieu of Foreclosure with a company that is affiliated with the Chairman and Chief Executive Officer. The agreement transferred the liabilities of the Company and its subsidiaries to Polycrest Holdings, Inc., including contingent liabilities related to litigation matters. The Company retained certain contingent liabilities, The Company’s lease of its headquarters building, its employment agreement with the Chairman and Chief Executive Officer and contingent liabilities associated with the various litigation matters. As of June 30, 2005 and 2004, the Company has accrued $2,182,713 and $1,720,043, respectively, related to these contingent liabilities, which consist of $866,457 due to Florida Medical Industries and amounts due the Chairman and CEO.

8.
Going Concern. The accompanying consolidated financial statements have been prepared assuming that the Company will continue with a going concern. The Company has suffered recurring losses from operations that raises substantial doubt about its ability to that the Company will continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

9.
Litigation Matters. On February 15, 2000, the Company filed a lawsuit in the Common Pleas court of Dauphin County, Pennsylvania, against LensCrafters, Inc. (LensCrafters) and its parent, Luxottica Group S.P.A. (Luxottica). The Company entered into a business relationship with LensCrafters to provide more than 600 of its PhotoScreener devices for use in the retail facilities of LensCrafters. In a written agreement dated August 25, 1998, LensCrafters committed that it would conduct a national marketing campaign in excess of $5 million to promote vision screening through the PhotoScreener. The Company’s complaint provided that the Company delivered the PhotoScreeners to LensCrafters, but LensCrafters has failed to meet its promotional and marketing commitments. The complaint sought substantial monetary damages from both Luxottica and LensCrafters. It asserted legal claims for breach of contract by LensCrafters, for misrepresentation and fraud by LensCrafters, and for intentional interference with contract by Luxottica. LensCrafters moved to refer the case to arbitration. The case was moved to the American Aribitration Association in Cincinnati, OH, where it was heard on March 8, 2005. The American Aribitration Association ruled in favor of the Company and an award was made for $15.6 million in the fiscal year ended June 30, 2005.

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

In 2000, the Company and Steridyne Corporation were named defendants in a breach of contract litigation relating to the asset purchase agreement of Florida Medical Industries (“FMI”). On September 11, 2002, the Circuit Court for Lake County, FL, ruled against the Company and Steridyne which resulted in an award to FMI in the amount of $866,457. The $866,457 liability related to this litigation has been accrued at June 30, 2002. The judgment was appealed and resolved on January 8, 2003 in favor of FMI. As a result, the award began accruing interest of 9% per annum on $658,294 of the award and 6% per annum on $208,163 of the award. The amounts including accrued interest were paid from the proceeds of the LensCrafters settlement on July 257, 2005, and totaled $1,061,737.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

See: Item 8 in Annual Report on Form 10-KSB for the year ended June 30, 2002.

Item 8A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Jeremy Feakins, our Chief Executive Officer, and Jennifer Herman, our Chief Financial Officer, carried out an evaluation of the effectiveness of Medical Technology’s disclosure controls and procedures as of June 30, 2005. Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by Medical Technology in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information Medical Technology is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, Mr. Feakins and Ms. Herman concluded that Medical Technology’s systems of disclosure controls and procedures were not effective as of June 30, 2005 because of the weaknesses in our internal control over financial reporting discussed below.

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
Mr. Feakins and Ms. Herman concluded that Medical Technology’s system of disclosure controls and procedures was effective as of June 30, 2005 for the purposes described in this paragraph.

Changes in Internal Controls. There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during Medical Technology’s fourth fiscal quarter of 2005 that has materially affected or is reasonably likely to materially affect Medical Technology’s internal control over financial reporting.

Item 8B. Other Information

None.

PART III.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

The executive officers and directors of the Company are identified in the table below.

	POSITION WITH	DATE ELECTED
NAME	COMPANY	DIRECTOR	AGE

Jeremy Feakins	Director, Chief	April 1996	53
	Executive Officer

Michael Ragan	Executive Vice President,	--	47
	Technology & Operations

Jennifer Herman	Vice President - Finance		30
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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and directors, and persons who own more than ten percent of its Common Stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission (SEC). Officers, directors, and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all ownership forms they file. No officer, director or 10 percent stockholder failed to file a report required by Section 16(a) during the year ended June 30, 2005.

Item 10. Executive Compensation

SUMMARY COMPENSATION TABLE

The following table sets forth information concerning the compensation of the Company’s Executive Officers whose compensation exceeded $100,000 for the fiscal years ending June 30, 2005, 2004 and 2003.

Name and	Fiscal	Annual Compensation	All Other
Principal Position (1)	Year	Salary	Compensation

J. Feakins,	2005	$ 62,500	-
Chief Executive Officer	2004	$ 62,500	-
	2003	$ 46,875	-

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

Item 12. Certain Relationships and Related Transactions

During fiscal 2005, the Company accrued wages payable to the Company’s Chairman and Chief Executive Officer amounting to $62,500 which was included on the Balance Sheet as of June 30, 2005.

As of January 1, 2000 the Company entered into an Agreement with a company affiliated with the Chairman and Chief Executive Officer to provide litigation management services with regards to the proceedings against LensCrafters et al. This company is paying or advancing all attorney’s fees and other litigation costs and expenses incurred by the Company to pursue this litigation against LensCrafters et al. Assuming that the Company is successful in receiving a judgment or award or settlement from this litigation, all litigation cost and expenses paid will be reimbursed and 35% of the gross judgment, award, or settlement will be paid to the company affiliated with the Chairman and Chief Executive Officer. No costs or expenses will be due in the event the litigation is unsuccessful.

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

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Stegman & Company expects to bill approximately $8,500 to the Company for professional services rendered for the audit of our fiscal 2005 financial statements and review of the financial statements included in our fiscal 2005 10-QSB filings.

Audit-Related Fees

Stegman & Company billed $0 to the Company during fiscal 2005 for assurance and related services that are reasonably related to the performance of the 2005 audit.

Tax Fees

Stegman & Company billed $0 to the Company during fiscal 2005 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

Stegman & Company billed $0 to the Company in fiscal 2005 for services not described above.

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