Form 10QSB
period 2005-09-30
MEDICAL TECHNOLOGY & INNOVATIONS INC /FL/
filed 2007-01-11
CIK 847464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB

(Mark One)

[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

MEDICAL TECHNOLOGY & INNOVATIONS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Medical Technology & Innovations, Inc.
Consolidated Balance Sheets
September 30, 2005 and June 30, 2005

	(Unaudited)
	September 30,	June 30,
	2005	2005
Assets

Current Assets:
Cash	$4,078,403	$-
Award Receivable	-	15,626,623

Total Assets	$4,078,403	$15,626,623

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts Payable	$40,000	$-
Accrued liabilities	239,545	226,625
Accrued legal expenses	-	5,526,041
Accrued consulting services	606,672	4,460,000
Other liabilities	686,412	1,562,947
Current Maturities of Long-Term Debt	1,124,030	1,385,000
Total current liabilities	2,696,659	13,160,613

Long-Term Debt, Net of Current Maturities	-	-
Other Long-Term Liabilities	-	619,766
Total Liabilities	2,696,659	13,780,379

Stockholders' Equity
Common stock, no par value, authorized 28,000,000 shares, outstanding 6,837,904 shares	15,883,711	15,883,711
Preferred Stock, Authorized 100,000,000 Shares $1,000 par value, 12%, noncumulative, outstanding 22.5 shares.	22,500	22,500
Treasury Stock, at cost (78,941 shares)	(436,799)	(436,799)
Accumulated Deficit	(14,087,668)	(13,623,168)
Total Stockholders' Equity	1,381,744	1,846,244
Total Liabilities and Stockholders' Equity	$4,078,403	$15,626,623

The accompanying notes are an integral part of the financial statements.

Medical Technology & Innovations, Inc.
Consolidated Statements of Operations (Unaudited)
For the Three Months Ended September 30, 2005 and 2004

	2005	2004

Operating Expenses
General, and Administrative	$439,788	$37,488
Total Operating Expenses	439,788	37,488

Loss from Operations	(439,788)	(37,488)

Interest Expense, Net	24,712	17,934

Net Loss	$(464,500)	$(55,422)

Net Loss per common share (basic and diluted)	$(0.068)	$(0.008)

Weighted Average Outstanding Shares	6,837,904	6,837,904

The accompanying notes are an integral part of the financial statements.

Medical Technology & Innovations, Inc.
Consolidated Statements of Cash Flows (Unaudited)
For the Three Months Ended September 30, 2005 and 2004

	2005	2004

Cash flows from operating activities
Net loss	$(464,500)	$(55,422)
Changes in assets and liabilities

Award Receivable	15,626,623	-
Accounts Payable	40,000	-
Accrued legal expenses	(5,526,041)	-
Accrued consulting services	(3,853,328)	-
Other liabilities	(876,535)	37,547
Other long-term liabilities	(619,766)	-
Accrued interest payable	14,030	-
Accrued liabilities	12,920	17,875
Net cash provided by operating activities	4,353,403	-

Cash flows from financing activities:
Principal payments on long-term debt	(275,000)	-
Net cash used in financing activities	(275,000)	-
Net increase in cash	4,078,403	-
Cash at beginning of year	-	-
Cash at end of year	$4,078,403	$-

Noncash investing and financing transactions:

Cash paid for interest	$195,680	$-

The accompanying notes are an integral part of the financial statements.

Medical Technology & Innovations, Inc.
Notes to Consolidated Financial Statements
For the Three Months Ended September 30, 2005 and 2004

1.
Financial Statements. The unaudited consolidated financial information contained in this report reflects all adjustments (consisting of normal recurring accruals) considered necessary, in the opinion of management, for a fair presentation of results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2005 Annual Report on Form 10-KSB. The results of operations for periods ended September 30 are not necessarily indicative of operations for the full year.

2.
Net Loss Per Common Share. Basic and diluted net loss per common share was computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during each period. The impact of common stock equivalents has been excluded from the computation of weighted average common shares outstanding, as of the effect would be antidilutive.

3.
Stock Option Plans. In April of 1996 the Company’s shareholders approved the 1996 Stock Option Plan, which allows the Board of Directors to grant up to 120,000 options. Under this plan, 68,000 options have been granted. No options have been granted since fiscal 2000. No options have vested since fiscal 2001. No options are outstanding at September 30, 2005.

4.	Preferred Stock. The $1,000 par value convertible preferred stock is convertible into 599 shares of the Company's common stock.

5.
Related Party Transactions. As part of the Agreement in Lieu of Foreclosure, the Company accrued expenses payable to the Chairman of the Board and CEO and his related companies. The Company accrued $79,527 for the three months ended September 30, 2005.

Item 2. Management's Discussion and Analysis or Plan of Operation

This analysis should be read in conjunction with the condensed consolidated financial statements, the notes thereto, and the financial statements and notes thereto included in the Company's June 30, 2005 Annual Report on Form 10-KSB.

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

Results of Operations

Comparison of Three Month Periods Ended September 30, 2005 and 2004

Operating expenses for the three months ended September 30, 2005 were $439,788 compared to $37,488 for the comparable period in fiscal 2005 for an increase of $402,300 or 1073%. Operating expenses consist of accrued rent, salaries and expense related to the LensCrafters litigation.

Interest expense was $24,712 and 17,934 for the three months ended September 30, 2005 and 2004, respectively.

Liquidity and Capital Resources

The Company has financed and expects to continue to finance on a short-term basis all of its operations through the proceeds of the LensCrafters litigation received July 25, 2005. The Company may raise additional capital through private and/or public sales of securities in the future.

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