Form 10QSB
period 2005-12-31
MEDICAL TECHNOLOGY & INNOVATIONS INC /FL/
filed 2007-01-11
CIK 847464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB

(Mark One)

[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

MEDICAL TECHNOLOGY & INNOVATIONS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Medical Technology & Innovations, Inc.
Consolidated Balance Sheets
December 31, 2005 and June 30, 2005

	(Unaudited)
	December 31,	June 30,
	2005	2005
Assets

Current Assets:
Cash	$344,796	$-
Restricted cash	3,000,000	-
Award receivable	-	15,626,623
Total Assets	$3,344,796	$15,626,623

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts Payable	$41,343	$-
Accrued liabilities	255,911	226,625
Accrued legal expenses	-	5,526,041
Accrued consulting services	106,672	4,460,000
Other liabilities	700,992	1,562,947
Current Maturities of Long-Term Debt	1,083,320	1,385,000
Total current liabilities	2,188,238	13,160,613

Long-Term Debt, Net of Current Maturities	-	-
Other Long-Term Liabilities	-	619,766
Total Liabilities	2,188,238	13,780,379

Stockholders' Equity
Common stock, no par value, authorized 28,000,000 shares, outstanding 6,837,904 shares	15,883,711	15,883,711
Preferred Stock, Authorized 100,000,000 Shares $1,000 par value, 12%, noncumulative, outstanding 22.5 shares.	22,500	22,500
Treasury Stock, at cost (78,941 shares)	(436,799)	(436,799)
Accumulated Deficit	(14,312,854)	(13,623,168)
Total Stockholders' Equity	1,156,558	1,846,244
Total Liabilities and Stockholders' Equity	$3,344,796	$15,626,623

The accompanying notes are an integral part of the financial statements.

Medical Technology & Innovations, Inc.
Consolidated Statements of Operations (Unaudited)
For the Three and Six Months Ended December 31, 2005 and 2004

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004

Operating Expenses
General and Administrative	$214,910	$41,443	$654,698	$78,931
Total Operating Expenses	214,910	41,443	654,698	78,931

Loss from Operations	(214,910)	(41,443)	(654,698)	(78,931)

Interest Expense, Net	10,276	17,934	34,988	35,869

Net Loss	$(225,186)	$(59,377)	$(689,686)	$(114,800)

Net Loss per common share (basic and diluted)	$(0.033)	$(0.009)	$(0.101)	$(0.017)

Weighted Average Outstanding Shares	6,837,904	6,837,904	6,837,904	6,837,904

The accompanying notes are an integral part of the financial statements.

Medical Technology & Innovations, Inc.
Consolidated Statements of Cash Flows (Unaudited)
For the Six Months Ended December 30, 2005 and 2004

	2005	2004

Cash flows from operating activities
Net loss	$(689,686)	$(114,800)
Changes in assets and liabilities

Award Receivable	15,626,623	-
Restricted Cash	(3,000,000)	-
Accounts Payable	41,343	-
Accrued legal expenses	(5,526,041)	-
Accrued consulting services	(4,353,328)	-
Other liabilities	(861,955)	79,050
Other long-term liabilities	(619,766)	-
Accrued liabilities	29,286	35,750
Accrued interest payable	33,320	-
Net cash provided by operating activities	679,796	-

Cash flows from financing activities:
Principal payments on long-term debt	(335,000)	-
Net cash used in financing activities	(335,000)	-
Net increase in cash	344,796	-
Cash at beginning of year	-	-
Cash at end of year	$344,796	$-

Noncash investing and financing transactions:

Cash paid for interest	$195,680	$-

The accompanying notes are an integral part of the financial statements.

Medical Technology & Innovations, Inc.
Notes to Consolidated Financial Statements
For the Three and Six Months Ended December 31, 2005 and 2004
(Unaudited)

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

3.
Stock Option Plans In April of 1996 the Company’s shareholders approved the 1996 Stock Option Plan, which allows the Board of Directors to grant up to 120,000 options. Under this plan, 68,000 options have been granted. No options have been granted since fiscal 2000. No options have vested since fiscal 2001. No options are outstanding at December 31, 2005.

4.	Preferred Stock. The $1,000 par value convertible preferred stock is convertible into 599 shares of the Company's common stock.

5.
Related Party Transactions. As part of the Agreement in Lieu of Foreclosure, the Company accrued expenses payable to the Chairman of the Board and CEO and his related companies. The Company accrued $111,981 for the six months ended December 31, 2005.

6.
Restricted Cash. Restricted cash is excluded from cash in the Consolidated Statements of Cash Flows until the cash is transferred from the restricted account to the Company’s operating account. The cash has been restricted by court order in anticipation of settling litigation and has been placed in escrow.

On July 1, 2006, the court ordered the Company to settle this litigation for approximately $704,000. The Company’s escrow agent paid the settlement from the escrowed funds and returned the balance of the account to the Company. At that time, the restriction was terminated.

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

Agreement in Lieu of Foreclosure

On August 30, 2002, the Company’s Board of Directors unanimously approved an Agreement in Lieu of Foreclosure (“Agreement”) between (a) the Company and its subsidiaries as Debtors and (b) Polycrest Holdings, Inc. as Creditor. The Board of Directors of each of the Company’s subsidiaries likewise approved theAgreement.

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

Results of Operations

Comparison of Six Month Periods Ended December 31, 2005 and 2004

Operating expenses for the six months ended December 31, 2005 were $654,698 compared to $78,931 for the comparable period in fiscal 2004 for an increase of $575,767 or 729%. Operating expenses consist of accrued rent, salaries, and expenses related to the LensCrafters litigation.

Interest expense was $34,988 for the six months ended December 31, 2005 compared to $35,869 for the six months ended December 31, 2004, a decrease of $881.

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

MEDICAL TECHNOLOGY & INNOVATIONS, INC.

BY:		BY:
	/s/ Jennifer A. Herman		/s/ Jeremy P. Feakins
	Jennifer A. Herman		Jeremy P. Feakins,
	Vice President Finance		Chairman andChief Executive Officer
(Chief Financial Officer)

Date: January 8, 2007

*    *    *    *    *