Form 10QSB
period 2006-03-31
MEDICAL TECHNOLOGY & INNOVATIONS INC /FL/
filed 2007-01-11
CIK 847464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB

(Mark One)

[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

MEDICAL TECHNOLOGY & INNOVATIONS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Medical Technology & Innovations, Inc.
Consolidated Balance Sheets
March 31, 2006 and June 30, 2005

	(Unaudited)
	March 31,	June 30,
	2006	2005
Assets

Current Assets:
Cash	$150,956	$-
Restricted cash	3,000,000	-
Award receivable	-	15,626,623
Total Assets	$3,150,956	$15,626,623

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts Payable	$40,000	$-
Accrued liabilities	241,250	226,625
Accrued legal expenses	-	5,526,041
Other liabilities	704,033	1,562,947
Accrued consulting services	84,672	4,460,000
Current Maturities of Long-Term Debt	1,052,548	1,385,000
Total current liabilities	2,122,503	13,160,613

Long-Term Debt, Net of Current Maturities	-	-
Other Long-Term Liabilities	-	619,766
Total Liabilities	2,122,503	13,780,379

Stockholders' Equity
Common stock, no par value, authorized 28,000,000 shares, outstanding 6,837,904 shares	15,883,711	15,883,711
Preferred Stock, Authorized 100,000,000 Shares $1,000 par value, 12%, noncumulative,outstanding 22.5 shares.	22,500	22,500
Treasury Stock, at cost (78,941 shares)	(436,799)	(436,799)
Accumulated Deficit	(14,440,959)	(13,623,168)
Total Stockholders' Equity	1,028,453	1,846,244
Total Liabilities and Stockholders' Equity	$3,150,956	$15,626,623

The accompanying notes are an integral part of the financial statements.

Medical Technology & Innovations, Inc.
Consolidated Statements of Operations (Unaudited)
For the Three and Nine Months Ended March 31, 2006 and 2005

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005

Operating Expenses
General and Administrative	$108,878	$24,223	$763,576	$103,154
Total Operating Expenses	108,878	24,223	763,576	103,154

Loss from Operations	(108,878)	(24,223)	(763,576)	(103,154)

Interest Expense, Net	19,227	17,934	54,215	53,803

Net Loss	$(128,105)	$(42,157)	$(817,791)	$(156,957)

Net Loss per common share (basic and diluted)	$(0.019)	$(0.006)	$(0.120)	$(0.023)

Weighted Average Outstanding Shares	6,837,904	6,837,904	6,837,904	6,837,904

The accompanying notes are an integral part of the financial statements.

Medical Technology & Innovations, Inc.
Consolidated Statements of Cash Flows (Unaudited)
For the Nine Months Ended March 31, 2006 and 2005

	2006	2005

Cash flows from operating activities
Net loss	$(817,791)	$(156,957)
Changes in assets and liabilities

Award Receivable	15,626,623	-
Restricted cash	(3,000,000)	-
Accounts Payable	40,000	-
Accrued legal expenses	(5,526,041)	-
Other long-term liabilities	(619,766)	-
Accrued consulting services	(4,375,328)	-
Accrued interest payable	52,548	-
Other liabilities	(858,914)	53,625
Accrued liabilities	14,625	103,332
Net cash provided by operating activities	535,956	-

Cash flows from financing activities:
Principal payments on long-term debt	(385,000)	-
Net cash used in financing activities	(385,000)	-
Net increase in cash	150,956	-
Cash at beginning of year	-	-
Cash at end of year	$150,956	$-

Noncash investing and financing transactions:

Cash paid for interest	$195,680	$-

The accompanying notes are an integral part of the financial statements.

Medical Technology & Innovations, Inc.
Notes to Consolidated Financial Statements
For the Three and Nine Months Ended March 31, 2006 and 2005
(Unaudited)

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

3.
Stock Option Plans In April of 1996 the Company’s shareholders approved the 1996 Stock Option Plan, which allows the Board of Directors to grant up to 120,000 options. Under this plan, 68,000 options have been granted. No options have been granted since fiscal 2000. No options have vested since fiscal 2001. No options are outstanding at March 31, 2006.

4.	Preferred Stock. The $1,000 par value convertible preferred stock is convertible into 599 shares of the Company's common stock.

5.
Related Party Transactions. As part of the Agreement in Lieu of Foreclosure, the Company accrued expenses payable to the Chairman of the Board and Chief Executive Officer and his related companies. The Company accrued $130,648 and $103,154 for the nine months ended March 31, 2006 and 2005, respectively.

6.
Restricted Cash. Restricted cash is excluded from cash in the Consolidated Statements of Cash Flows until the cash is transferred from the restricted account to the Company’s operating account. The cash has been restricted by court order in anticipation of settling the litigation and has been placed in escrow.

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

Results of Operations

Comparison of Nine Month Periods Ended March 31, 2006 and 2005

Operating expenses for the nine months ended March 31, 2006, were $108,878 compared to $156,957 for the comparable period in fiscal 2005 for a decrease of $48,079 or 31%. Operating expenses consist of accrued rent, salaries, and expenses related to the LensCrafters litigation.

Interest expense was $54,215 for the nine months ended March 31, 2006, compared to $53,803 for the first nine months of fiscal 2005.

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