Form 10KSB
period 2006-06-30
MEDICAL TECHNOLOGY & INNOVATIONS INC /FL/
filed 2007-01-11
CIK 847464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB
(Mark One)
__ _X____	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2006

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

Quarter Ending	High	Low	Quarter Ending	High	Low

September 30, 2005	$ .00	$ .00	September 30, 2004	$ .05	$ .00
December 31, 2005	.00	.00	December 31, 2004	.00	.00
March 31, 2006	.00	.00	March 31, 2005	.00	.00
June 30, 2006	.00	.00	June 30, 2005	.00	.00

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

Results of Operations

Fiscal Year Ended June 30, 2006 as Compared to June 30, 2005

On July 25, 2005, the Company received the cash from the LensCrafters litigation of $15,626,623 less legal expenses and prior judgments. The net cash received was $8,727,865. From that $8,727,865, $4,375,328 was paid to Growth Capital Resources per the Litigation Management Agreement, $3,000,000 was put into an escrow account for pending litigation, approximately $360,742 was paid for old litigation matters and $991,795 went to funding the operating expenses.

Operating expenses during the year ended June 30, 2006 were $991,795, compared to $121,031 for fiscal year 2005, or an increase of $870,764 or 719%. Interest expense was $74,169 and $71,736 for years ended June 30, 2006 and 2005, respectively. Operating expenses in the fiscal year 2006 consist primarily of expenses related to the LensCrafters and other litigation and the development costs of the new social networking websites.

Liquidity and Capital Resources

At June 30, 2006, the Company had cash of $64,171 and working capital of $76,135 as compared to $0 and $2,466,010, respectively, at June 30, 2005. This decrease in the working capital is due to the LensCrafters award being issued on June 30, 2005, the payment of expenses related to that litigation and the restriction placed on cash.

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

Item 7. Financial Statements

Index to Consolidated Financial Statements

Page

Report of independent registered public accounting firm	10

Consolidated balance sheets as of June 30, 2006 and 2005	11

Consolidated statements of operations for the years ended
June 30, 2006 and 2005	12

Consolidated statements of changes in stockholders’ equity for the years ended
June 30, 2006 and 2005	13

Consolidated statements of cash flows for the years ended
June 30, 2006 and 2005	14

Notes to consolidated financial statements	15

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Medical Technology & Innovations, Inc. and Subsidiaries
Lancaster, Pennsylvania

We have audited the accompanying consolidated balance sheets of Medical Technology & Innovations, Inc. and Subsidiaries (the “Company”) as of June 30, 2006 and 2005 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medical Technology & Innovations, Inc. and Subsidiaries as of June 30, 2006 and 2005 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Stegman & Company
Baltimore, Maryland
January 3, 2007

Medical Technology and Innovations, Inc.
Consolidated Balance Sheets
As of June 30, 2006 and 2005

	2006	2005
Assets

Current Assets:
Cash	$64,171	$-
Restricted cash	3,000,000	-
Award receivable	-	15,626,623
Total Assets	$3,064,171	$15,626,623

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts Payable	$165,959	$-
Accrued liabilities	256,875	226,625
Accrued legal expenses	-	5,526,041
Other liabilities	1,408,178	1,562,947
Accrued consulting services	84,672	4,460,000
Current Maturities of Long-Term Debt	1,072,352	1,385,000
Total current liabilities	2,988,036	13,160,613

Long-Term Debt, Net of Current Maturities	-	-
Other Long-Term Liabilities	-	619,766
Total Liabilities	2,988,036	13,780,379

Stockholders' Equity
Common stock, no par value, authorized 28,000,000 shares, outstanding 6,837,904 shares	15,883,711	15,883,711
Preferred Stock, Authorized 100,000,000 Shares $1,000 par value, 12%, noncumulative, outstanding 22.5 shares.	22,500	22,500
Treasury Stock, at cost (78,941 shares)	(436,799)	(436,799)
Accumulated Deficit	(15,393,277)	(13,623,168)
Total Stockholders' Equity	76,135	1,846,244
Total Liabilities and Stockholders' Equity	$3,064,171	$15,626,623

The accompanying notes are an integral part of the financial statements.

Medical Technology and Innovations, Inc.
Consolidated Statements of Operations
For the Years Ended June 30, 2006 and 2005

	2006	2005

Operating Expenses
General, and Administrative	$991,795	$121,031

Total Operating Expenses	991,795	121,031

Loss from Operations	(991,795)	(121,031)

Litigation settlement expense	704,145	-
Interest Expense, Net	74,169	71,736
Gain on Award from Lenscrafters - Net of legal expenses	-	4,299,179

Net (Loss) Income	$(1,770,109)	$4,106,412

Net (Loss) Income per common share (basic and diluted)	$(0.259)	$0.601

Weighted Average Outstanding Shares	6,837,904	6,837,904

The accompanying notes are an integral part of the financial statements.

Medical Technology and Innovations, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
For the Years Ended June 30, 2006 and 2005

						Total
	Common	Common	Preferred	Treasury	Accumulated	Stockholders'
	Shares	Stock	Stock	Stock	Deficit	Equity

Balance at July 1, 2004	6,837,904	$15,883,711	$22,500	$(436,799)	$(17,729,580)	$(2,260,168)
Net Loss	-	-	-	-	4,106,412	4,106,412
Balance at June 30, 2005	6,837,904	15,883,711	22,500	(436,799)	(13,623,168)	1,846,244
Net Loss	-	-	-	-	(1,770,109)	(1,770,109)
Balance at June 30, 2006	6,837,904	$15,883,711	$22,500	$(436,799)	$(15,393,277)	$76,135

The accompanying notes are an integral part of the financial statements.

Medical Technology and Innovations, Inc.
Consolidated Statements of Cash Flows
For the Years Ended June 30, 2006 and 2005

	2006	2005

Cash flows from operating activities
Net (loss) income	$(1,770,109)	$4,106,412

Adjustments to reconcile net loss to net cash used in operating activites:

Changes in assets and liabilities

Award receivable	15,626,623	(15,626,623)
Restricted cash	(3,000,000)	-
Accounts payable	165,959	-
Accrued legal expenses	(5,526,041)	5,526,041
Accrued consulting services	(4,375,328)	5,460,000
Other long-term liabilities	(619,766)	-
Accrued interest payable	72,352	-
Other liabilities	(154,769)	462,670
Accrued liabilities	30,250	71,500
Net cash provided by (used in) operating activities	449,171	-

Cash flows from financing activities:
Principal payments on long-term debt	(385,000)	-
Net cash used in financing activities	(385,000)	-
Net increase in cash	64,171	-
Cash at beginning of year	-	-
Cash at end of year	$64,171	$-

Noncash investing and financing transactions:

Cash paid for interest	$195,680	$-

The accompanying notes are an integral part of the financial statements.

Medical Technology and Innovations, Inc.
Notes to Consolidated Financial Statements
For the Years Ended June 30, 2006 and 2005

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

Between September 6, 2002, and July 25, 2005, the Company ceased operations except for liabilities associated with the LensCrafters’ litigation and the liabilities associated with other litigation which the Company is a party to.

On June 30, 2005, the Company was awarded $15.6 million in the LensCrafters’ litigation. The amount was received on July 25, 2005. The Company has paid all legal expenses and judgments and believes it is free of all litigation. The Company has re-purposed itself and is in the Social Website Developing.

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

On July 1, 2006, the court ordered the Company settle this litigation for approximately $704,000. The Company’s escrow agent paid the settlement from the escrowed funds and returned the balance of the account to the Company. At that time, the restriction was terminated. The settlement amount of $704,000 is included in the liability section of the balance sheet at June 30, 2006.

2.	Long-Term Debt. Long-Term Debt consisted of the following at June 30, 2006 and 2005:

	2006	2005
15% note due July 2002, principal and interest payable monthly secured by substantially all of the assets of a subsidiary of the Company and guaranteed by the Company's Chief Executive Officer and major stockholder	$-	$32,752
15% note due July 2002, principal and interest payable monthly secured by substantially all of the assets of a subsidiary of the Company and guaranteed by the Company's Chief Executive Officer and major stockholder	-	67,248
10% note, principal and interest payable quarterly, unsecured	-	100,000
3% note, due February 2005, principal and interest payable quarterly, unsecured	-	25,000
Unsecured notes payable, due various dates, interest payable at various rates from 0% to 10%	-	160,000
7.5% unsecured note to the Company's Chief Executive Officer, principal and compounding interest due on demand but no later than July 31, 2010	1,072,352	1,000,000
Total Long-Term Debt	$1,072,352	$1,385,000
Less: amounts due in one year	(1,072,352)	(260,000)
Long-Term Debt, Net of Current Maturities	$-	$1,125,000

The amount of long-term debt maturing in each of the next five fiscal years is $1,072,352 in 2007.

3.
Lease Expense. The Company leases various office space under operating lease agreements. Rent expense for the fiscal years ended June 30, 2006 and 2005 amounted to $9,000 and $9,000 respectively. Future minimum annual rentals for subsequent fiscal years are as follows at June 30, 2006:

Fiscal	Lease
Year	Payments
2007	4,500

4.
Income Taxes. The Company did not incur any income tax expense for its fiscal years ending June 30, 2006 and 2004, respectively. As of June 30, 2006 the Company has sustained significant net operating losses (NOLs) for tax purposes. These NOLs began to expire in various amounts beginning in 2004 and will continue to expire through 2026 NOLs are subject to limitations should the ownership of the Company significantly change. The deferred tax asset resulting from the above NOL carryforwards has not been recorded in the accompanying financial statements. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. The Company has not filed various required income tax returns and is in the process of preparing these returns to comply with all applicable regulations.

5.	Preferred Stock. The $1,000 par value convertible preferred stock is convertible into 599 shares of the Company’s common stock.

6.	Related Party Transactions. The Company and its wholly-owned subsidiaries have had transactions with various entities, certain of whose principals are also officers or directors of the Company or MTI.

As of January 1, 2000, the Company entered into an Agreement with a company affiliated with the Chairman and Chief Executive Officer to provide litigation management services with regard to the proceedings against LensCrafters et al; and to pay or advance all attorneys’ fees and other litigation costs incurred by the Company to pursue this litigation. No costs or expenses will be reimbursed in the event the litigation is unsuccessful. On January 6, 2003, the Agreement was amended to incorporate the litigation management of all of the current litigation. In return for assuming the additional litigation, the Company agreed to reimburse 35% of the gross judgment, award or settlement from the LensCrafters litigation and all costs associated with managing it to the affiliated company. The total amount due to the affiliated company at June 30, 2006, is $1,404,503.

As of June 30, 2006 the total amount payable to the Company’s Chairman and Chief Executive Officer was $715,224 consisting of accrued wages, rent and reimbursable expenses.

7.
Contingent Liabilities. On September 6, 2002, the Company entered into an Agreement in Lieu of Foreclosure with a company that is affiliated with the Chairman and Chief Executive Officer. The agreement transferred the liabilities of the Company and its subsidiaries to Polycrest Holdings, Inc., including contingent liabilities related to litigation matters. The Company retained certain contingent liabilities, The Company’s lease of its headquarters building, its employment agreement with the Chairman and Chief Executive Officer and contingent liabilities associated with the various litigation matters. As of June 30, 2006 and 2005, the Company has accrued $704,033 and $2,182,713, respectively, related to these contingent liabilities, which consist of amounts due the Chairman and CEO.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

See: Item 8 in the Annual Report on Form 10-KSB for the year ended June 30, 2002.

Item 8A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Jeremy Feakins, our Chief Executive Officer, and Jennifer Herman, our Chief Financial Officer, carried out an evaluation of the effectiveness of Medical Technology’s disclosure controls and procedures as of June 30, 2006. Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by Medical Technology in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information Medical Technology is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, Mr. Feakins and Ms. Herman concluded that Medical Technology’s systems of disclosure controls and procedures were not effective as of June 30, 2006 because of the weaknesses in our internal control over financial reporting discussed below.

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

Changes in Internal Controls. There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during Medical Technology’s fourth fiscal quarter of 2006 that has materially affected or is reasonably likely to materially affect Medical Technology’s internal control over financial reporting.

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
	Chief Financial Officer

BUSINESS EXPERIENCE

Mr. Feakins was originally elected to the Company’s board in April of 1996. Since 1989, he has served as President of Medical Technology, Inc. (MTI) and in October 1995, became the President and Chief Executive Officer of Medical Technology & Innovations, Inc. In October 2004 Mr. Feakins founded Care Recruitment Solutions International, Inc., which was engaged in the business of international placement of nurses. Mr. Feakins served as Chief Executive Officer of Care Recruitment Solutions, Inc. and its successor, CRSI Group, Inc. until August 2006, when it terminated its nurse placement operations. He continues to serve as a member of the Board of Directors of Caspian International Oil Corporation (Pink Sheets: CIOC), which is the successor to CRSI Group, Inc. From 2002 until 2004 Mr. Feakins was also employed as a Managing Member of Steridyne Industries, LLC., an importer of medical devices. Steridyne filed for a Chapter 7 liquidation in bankruptcy in December 2004 after Hurricanes Francis and Charley damaged Steridyne’s warehouse in Florida and destroyed its inventory. Since 1995, Mr. Feakins has also served as Chairman of Growth Capital Resources, LLC a venture capital and management consulting firm. From 1980 to 1986, he was the managing Director of Craft Master, Limited, a South African corporation, which was a manufacturer and exporter of point of purchase display systems. Mr. Feakins received his degree in accounting from the Royal Naval Secretarial and Accounting College, Chatham, Great Britain.

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

Item 10. Executive Compensation

SUMMARY COMPENSATION TABLE

The following table sets forth information concerning the compensation of the Company’s Executive Officers whose compensation exceeded $100,000 for the fiscal years ending June 30, 2006, 2005 and 2004.

Name and Principal Position (1)	Fiscal Year	Annual Compensation Salary	All Other Compensation

J. Feakins,	2006	$ 62,500	-
Chief Executive Officer	2005	$ 62,500	-
	2004	$ 62,500	-

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information concerning all persons known to the Company to be the beneficial owners of more than 5% of the Company’s Common Stock, (ii) the ownership interest of each director and nominee, and (iii) by all directors and officers as a group calculated as of January 2, 2007.

NAME	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP	PERCENT OF OWNERSHIP

Jeremy Feakins	2,064,611(1)	30.2%

All Executive Directors and Officers as a Group (3 persons)	1,464,334	25.0%

Growth Capital Resources	600,277	8.8%

James Howson	1,729,586	25.3%

(1)	Includes 600,277 shares owned of record by Growth Capital Resources, LLC, of which Mr. Feakins is a control person.

Item 12. Certain Relationships and Related Transactions

During fiscal 2006, the Company accrued wages payable to the Company’s Chairman and Chief Executive Officer amounting to $146,273 which was included on the Balance Sheet as of June 30, 2006.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Stegman & Company expects to bill approximately $17,500 to the Company for professional services rendered for the audit of our fiscal 2006 financial statements and review of fiscal 2006 quarterly financial statements on form 10-QSB.

Audit-Related Fees

Stegman & Company billed $0 to the Company during fiscal 2006 for assurance and related services that are reasonably related to the performance of the 2006 audit.

Tax Fees

Stegman & Company billed $0 to the Company during fiscal 2006 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

Stegman & Company billed $0 to the Company in fiscal 2006 for services not described above.

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