Form 10QSB
period 2006-09-30
MEDICAL TECHNOLOGY & INNOVATIONS INC /FL/
filed 2007-01-11
CIK 847464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB

(Mark One)

[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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
January 8, 2007
Common Voting Stock: 6,837,904

Transitional Small Business Disclosure Format (Check One):    YES [   ]            NO [X]

MEDICAL TECHNOLOGY & INNOVATIONS, INC.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated Balance Sheets
		September 30, 2006 (Unaudited) and June 30, 2006	3

		Consolidated Statements of Operations (Unaudited)
		For the Three Months Ended September 30, 2006 and 2005	4

		Consolidated Statements of Cash Flows (Unaudited)
		For the Three Months Ended September 30, 2006 and 2005	5

		Notes to Consolidated Financial Statements (Unaudited)	6

	Item 2.	Management's Discussion and Analysis or Plan of Operation	7

PART II.	OTHER INFORMATION

	Item 6.	Exhibits	9

SIGNATURES			9

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Medical Technology & Innovations, Inc.
Consolidated Balance Sheets
September 30, 2006 and June 30, 2006

	(Unaudited)
	September 30,	June 30,
	2006	2006
Assets

Current Assets:
Cash	$1,679,816	$64,171
Restricted Cash	-	3,000,000
Prepaid Expenses	63,331	-
Total Current Assets	1,743,147	3,064,171

Property and Equipment:
Plant, Equipment and other	57,013	-
Less Accumulated Depreciation	(1,835)	-
Property and Equipment, net	55,178	-

Total Assets	$1,798,325	$3,064,171

Liabilities and Stockholders' (Deficit) Equity

Current Liabilities:
Accounts Payable	$68,288	$165,959
Accrued liabilities	272,500	256,875
Accrued legal expenses	-	-
Accrued consulting services	-	84,672
Other liabilities	599,151	1,408,178
Current Maturities of Long-Term Debt	1,092,752	1,072,352
Total current liabilities	2,032,691	2,988,036

Total Liabilities	2,032,691	2,988,036

Stockholders' (Deficit) Equity
Common stock, no par value, authorized 28,000,000 shares, outstanding 6,837,904 shares	15,883,711	15,883,711
Preferred Stock, Authorized 100,000,000 Shares 1,000 par value, 12%, noncumulative, outstanding 22.5 shares.	22,500	22,500
Treasury Stock, at cost (78,941 shares)	(436,799)	(436,799)
Accumulated Deficit	(15,703,778)	(15,393,277)
Total Stockholders' (Deficit) Equity	(234,366)	76,135
Total Liabilities and Stockholders' (Deficit) Equity	$1,798,325	$3,064,171

The accompanying notes are an integral part of the financial statements.

Medical Technology & Innovations, Inc.
Consolidated Statements of Operations (Unaudited)
For the Three Months Ended September 30, 2006 and 2005

	2006	2005

Operating Expenses
General, and Administrative	$305,821	$439,788
Total Operating Expenses	305,821	439,788

Loss from Operations	(305,821)	(439,788)

Interest Expense, Net	4,681	24,712

Net Loss	$(310,501)	$(464,500)

Net Loss per common share (basic and diluted)	$(0.045)	$(0.068)

Weighted Average Outstanding Shares	6,837,904	6,837,904

The accompanying notes are an integral part of the financial statements.

Medical Technology & Innovations, Inc.
Consolidated Statements of Cash Flows (Unaudited)
For the Three Months Ended September 30, 2006 and 2005

	2006	2005

Cash flows from operating activities
Net loss	$(310,501)	$(464,500)

Adjustments to reconcile net loss to net cash used in operating activites:
Depreciation and amortization	1,835	-

Changes in assets and liabilities

Award Receivable	-	15,626,623
Restricted Cash	3,000,000	-
Prepaid Expenses	(63,331)	-
Accounts Payable	(97,671)	40,000
Accrued legal expenses	-	(5,526,041)
Accrued consulting services	(84,672)	(3,853,328)
Other liabilities	(809,027)	(876,535)
Other long-term liabilities	-	(619,766)
Accrued interest payable	20,400	14,030
Accrued liabilities	15,625	12,920
Net cash provided by operating activities	1,672,658	4,353,403

Cash flows from investing activities:
Purchase of Property & Equipment	(57,013)	-
Net cash used in investing activities	(57,013)	-

Cash flows from financing activities:
Principal payments on long-term debt	-	(275,000)
Net cash used in financing activities	-	(275,000)
Net increase in cash	1,615,645	4,078,403
Cash at beginning of year	64,171	-
Cash at end of year	$1,679,816	$4,078,403

Noncash investing and financing transactions:

Cash paid for interest	$-	$195,680

The accompanying notes are an integral part of the financial statements.

Medical Technology & Innovations, Inc.
Notes to Consolidated Financial Statements
For the Three Months Ended September 30, 2006 and 2005
(Unaudited)

1.
Financial Statements. The unaudited consolidated financial information contained in this report reflects all adjustments (consisting of normal recurring accruals) considered necessary, in the opinion of management, for a fair presentation of results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2006 Annual Report on Form 10-KSB. The results of operations for periods ended September 30 are not necessarily indicative of operations for the full year or any other period.

2.
Net Loss Per Common Share. Basic and diluted net loss per common share was computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during each period. The impact of common stock equivalents has been excluded from the computation of weighted average common shares outstanding, as of the effect would be antidilutive.

3.
Long-Term Debt. Long-term debt consisted of a 7.5% unsecured note to the Company’s Chief Executive Officer of $1,092,752. The note has compounding interest and principal and interest are due on demand but no later than July 31, 2010.

4.	Preferred Stock. The $1,000 par value convertible preferred stock is convertible into 599 shares of the Company's common stock.

5.	Other Liabilities. Other liabilities consisted of $599,151 of accrued expenses that were due to the Chief Executive Officer for expenses that he personally paid during the LensCrafters litigation.

6.
Recent Accounting Pronouncements. In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections” (FA 154”), which replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” FAS 154 requires retrospective application of a voluntary change in accounting principle, unless it is impracticable to do so. This statement carries forward without change the guidance in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. FAS 154 became effective for changes in accounting principle made in fiscal years beginning after December 15, 2005. The Company adopted the provisions of FAS 154 in its first quarter of fiscal year 2007 and its adoption did not have a material impact on its financial position or results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for the Company beginning with its fiscal year 2008. The Company is currently evaluating the impact this standard will have on its financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“FAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of FAS 157 are effective for the Company with its fiscal year 2009. The Company is currently evaluating the impact this standard will have on its financial position and results of operations.

In September 2006, the SEC issued Staff accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying misstatements in Current Year Financial Statements” (SAB 108”) SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statements and related financial statement disclosure using both the rollover approach and the iron curtain approach. The requirements of SAB 108 are effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The Company adopted SAB 108 during its first quarter of fiscal year 2007. The adoption of SAB 108 did not have a material impact on the Company’s consolidated results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - An Amendment of FASB Statements No. 87, 88, 106 and 132 (R)” (“FAS 158”). FAS 158 requires the recognition of an asset for a plan’s overfunded status or a liability for a plan’s underfunded status in the statement of financial position, measurement of the funded status of a plan as of the date of its year-end statement of financial position and recognition for changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur as a component of other comprehensive income. The provision of FAS 158 will be effective for the Company beginning with its fiscal year 2008. The Company currently does not have a defined benefit pension or other postretirement plan and does not expect this standard will have an impact on its financial position or results of operations.

Item 2. Management's Discussion and Analysis or Plan of Operation

This analysis should be read in conjunction with the condensed consolidated financial statements, the notes thereto, and the financial statements and notes thereto included in the Company's June 30, 2006 Annual Report on Form 10-KSB.

All nonhistorical information contained in this Form 10-QSB is a forward-looking statement. The forward looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward looking statements. Factors that might cause such differences include, but are not limited to the following: a slower participation in the social networking websites, increased competition, changes in social and economic trends and other unforeseen situations or developments. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof.

Results of Operations

Comparison of Three Month Periods Ended September 30, 2006 and 2005

Operating expenses for the three months ended September 30, 2006 were $305,821 compared to $439,788 for the comparable period in fiscal 2006 for a decrease of $133,967 or 30%. Operating expenses consist of rent, salaries and expense related to the development of the social networking websites. Of the $305,821, $190,000 was spent on consulting services for the development of the social networking site and $20,500 was spent on annual domain registration for the 5,000 websites.

The consulting fees consisted of $120,000 paid to the Chief Executive Officer for the management of the Company in lieu of a salary. An additional $19,080 was paid in recruiting fees for the placement of the Chief Financial Officer. The remaining consulting fees were paid to outside vendors for various one-time services.

Interest expense, net was $4,681 and $24,712 for the three months ended September 30, 2006 and 2005, respectively. This decrease in interest expense, net is due primarily by the offset of interest income due to the release of the restricted cash.

Liquidity and Capital Resources

The Company has financed and expects to continue to finance on a short-term basis all of its operations through the proceeds of the LensCrafters litigation received July 25, 2005. The Company has received a $1,000,000 from a company associated with the Chief Executive Officer. This loan is a 7.5% unsecured note. The loan is due on demand no later than July 31, 2010. The Company is currently seeking to raise additional capital through private and/or public sales of securities due to the anticipated costs of the start-up of the new business. The Company anticipates it will need an additional $10 million dollars to fund the Company through the start-up phase of the social networking website development. If we are not able to raise capital in the near future, substantial doubt exists as to our ability to sustain operations due to the large start-up costs of the social networking website development.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Jeremy Feakins, our Chief Executive Officer, and Jennifer Herman, our Chief Financial Officer, carried out an evaluation of the effectiveness of Medical Technology’s disclosure controls and procedures as of the end of the period covered by this report. Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by Medical Technology in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information Medical Technology is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, Mr. Feakins and Ms. Herman concluded that Medical Technology’s systems of disclosure controls and procedures were not effective because of the weaknesses in our internal control over financial reporting discussed below.

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

Changes in Internal Controls. In August 2006 the Company hired a CFO to begin creating the supporting accounting records needed to bring current the required SEC filings.  As of this filing, the Company is now current with all required SEC filings. The Company is in the process of establishing the appropriate internal controls over financial reporting for periods going forward.  This includes a new accounting system and additional employees in the accounting area.

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