Form 10QSB
period 2006-12-31
MEDICAL TECHNOLOGY & INNOVATIONS INC /FL/
filed 2007-02-12
CIK 847464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB

(Mark One)

[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from_______________to _______________

Commission File Number: 33-27610-A

MEDICAL TECHNOLOGY & INNOVATIONS, INC.
(Exact name of small business issuer as specified in its charter)

Florida	65-2954561
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1800 Fruitville Pike, Suite 200, Lancaster PA	17601
(Address of principal executive offices)	(Zip Code)

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

YES [ X ]        NO [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     YES [  ]       NO [X]

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:
February 8, 2007
Common Voting Stock: 8,634,904

Transitional Small Business Disclosure Format (Check One):  YES [  ]  NO [X]

MEDICAL TECHNOLOGY & INNOVATIONS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Medical Technology & Innovations, Inc.
Consolidated Balance Sheets
December 31, 2006 and June 30, 2006

	(Unaudited)
	December 31,	June 30,
	2006	2006
Assets

Current Assets:
Cash	$649,535	$64,171
Restricted Cash	-	3,000,000
Prepaid Expenses	138,834	-
Total Current Assets	788,369	3,064,171

Property and Equipment:
Plant, Equipment and other	126,352	-
Less Accumulated Depreciation	(8,585)	-
Property and Equipment, net	117,767	-

Total Assets	$906,136	$3,064,171

Liabilities and Stockholders' (Deficit) Equity
Current Liabilities:
Accounts Payable	$55,352	$165,959
Accrued expenses	304,636	1,665,053
Accrued consulting services	-	84,672
Demand Notes Payable	1,478,293	1,072,352
Total current liabilities	1,838,281	2,988,036

Total Liabilities	1,838,281	2,988,036

Stockholders' (Deficit) Equity
Common stock, no par value, authorized 28,000,000 shares, outstanding 6,837,904 shares	15,883,711	15,883,711
Preferred Stock, Authorized 100,000,000 Shares $1,000 par value, 12%, noncumulative, outstanding 22.5 shares.	22,500	22,500
Treasury Stock, at cost (78,941 shares)	(436,799)	(436,799)
Accumulated Deficit	(16,401,557)	(15,393,277)
Total Stockholders' (Deficit) Equity	(932,145)	76,135
Total Liabilities and Stockholders' (Deficit) Equity	$906,136	$3,064,171

The accompanying notes are an integral part of the financial statements.

Medical Technology & Innovations, Inc.
Consolidated Statements of Operations (Unaudited)
For the Three and Six Months Ended December 31, 2006 and 2005

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005

Operating Expenses
General and Administrative	$676,112	$214,910	$981,933	$654,698
Total Operating Expenses	676,112	214,910	981,933	654,698

Loss from Operations	(676,112)	(214,910)	(981,933)	(654,698)

Interest Expense, Net	21,667	10,276	26,348	34,988

Net Loss	$(697,779)	$(225,186)	$(1,008,281)	$(689,686)

Net Loss per common share (basic and diluted)	$(0.102)	$(0.033)	$(0.147)	$(0.101)

Weighted Average Outstanding Shares	6,837,904	6,837,904	6,837,904	6,837,904

The accompanying notes are an integral part of the financial statements.

Medical Technology & Innovations, Inc.
Consolidated Statements of Cash Flows (Unaudited)
For the Six Months Ended December 31, 2006 and 2005

	2006	2005

Cash flows from operating activities:
Net loss	$(1,008,280)	$(689,686)
Adjustments to reconcile net loss to net cash used in operating activites:
Depreciation and amortization	8,585	-

Changes in assets and liabilities:

Award Receivable	-	15,626,623
Restricted Cash	3,000,000	(3,000,000)
Prepaid Expenses	(138,834)	-
Accounts Payable	(110,607)	41,343
Accrued legal expenses	-	(5,526,041)
Accrued consulting services	(84,672)	(4,353,328)
Other long-term liabilities	-	(619,766)
Accrued interest payable	(71,642)	33,320
Accrued liabilities	(996,543)	(832,669)
Net cash provided by operating activities	598,007	679,796

Cash flows from investing activities:
Purchase of Property & Equipment	(126,352)	-
Net cash used in investing activities	(126,352)	-

Cash flows from financing activities:
Borrowings on long-term debt	113,709	-
Principal payments on long-term debt	-	(335,000)
Net cash provided by (used in) financing activities	113,709	(335,000)
Net increase in cash	585,364	344,796
Cash at beginning of period	64,171	-
Cash at end of period	$649,535	$344,796

Supplemental Information:

Cash paid for interest	$113,539	$195,680

The accompanying notes are an integral part of the financial statements.

Medical Technology & Innovations, Inc.
Notes to Consolidated Financial Statements
For the Three and Six Months Ended December 31, 2006 and 2005
(Unaudited)

1.
Financial Statements. The unaudited consolidated financial information contained in this report reflects all adjustments (consisting of normal recurring accruals) considered necessary, in the opinion of management, for a fair presentation of results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2006 Annual Report on Form 10-KSB. The results of operations for periods ended December 31, 2006 are not necessarily indicative of operations for the full year or any other period.

2.
Going Concern. The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Medical Technology & Innovations, Inc. (the “Company”) continues to face a liquidity and business crisis, after suffering operating losses for several years, tapping its available sources of operating cash, and borrowing in excess of $1 million from various related parties. Because of the Company’s financial condition and uncertain market conditions in its areas of operation, there remains a significant risk that the Company may not be able to generate revenues sufficient to maintain its level of operations. It is likely that the Company may continue to suffer operating losses and have difficulty meeting its obligations.

In view of the Company’s liquidity problems, the Company is pursuing various financing options, including conventional and asset-based financing. Management has not ruled out any measure that may be necessary to protect the Company’s assets and preserve shareholder value. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

3.
Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

4.	Advertising Costs. The Company expenses all advertising costs as incurred. These costs are included in general and administrative expenses.

5.	Property and Equipment. Property and equipment are recorded at cost and are depreciated over their estimated useful lives of three to five years using the straight-line method.

6.
Net Loss Per Common Share. Basic and diluted net loss per common share was computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during each period. The impact of common stock equivalents has been excluded from the computation of weighted average common shares outstanding, as the effect would be antidilutive.

7.
Notes Payable. Notes payable consist of a 7.5% unsecured note to the Company’s Chief Executive Officer of $1,000,000, a 7.5% short-term note payable to the Chief Executive Officer of $114,419 and $363,874 otherwise due to the Chief Executive Officer. The notes have compounding interest and are due on demand..

8.	Preferred Stock. The $1,000 par value convertible preferred stock is convertible into 599 shares of the Company's common stock.

9.
Subsequent Event - Issuance of Common Stock. In January 2007 the Company issued 1,000,000 shares of common stock to its Chief Executive Officer in satisfaction of $250,000 in debt. The Company also issued 797,000 shares of common stock to employees and consultants as compensation for services.

10.
Recent Accounting Pronouncements. In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 requires retrospective application of a voluntary change in accounting principle, unless it is impracticable to do so. This statement carries forward without change the guidance in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS 154 became effective for changes in accounting principle made in fiscal years beginning after December 15, 2005. The Company adopted the provisions of SFAS 154 in its first quarter of fiscal year 2007 and its adoption did not have a material impact on its financial position or results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. In addition, FIN 48 provides guidance or derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for the Company beginning with its fiscal year 2008. The Company is currently evaluating the impact this standard will have on its financial position and results of operations.

In September 2006, the FASB issued SFAS No. 1587, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS 157 are effective for the Company with its fiscal year 2009. The Company is currently evaluating the impact this standard will have on its financial position and results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 1087, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosures using both the rollover approach and the iron curtain approach. The requirements of SAB 108 are effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The Company adopted SAB 108 during its first quarter of fiscal year 2007. The adoption of SAB 108 did not have a material impact on the Company’s consolidated results of operations and financial condition.

Item 2. Management's Discussion and Analysis or Plan of Operation

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

Results of Operations

Comparison of Three and Six Month Periods Ended December 31, 2006 and 2005

The Company had not yet commenced revenue-generating operations when the second quarter of its fiscal year ended. That occurred on January 31, 2007, when we launched our first itLinkz website: nurselinkup.com. We expect to report the first revenues from our itLinkz operations during the quarter ending March 31, 2007.

Our operations during the quarter ended December 31, 2006, then, consisted primarily of developing our websites and initial marketing. Operating expenses for the three months ended December 31, 2006 were $676,112. Of that sum $253,000 was paid as compensation to the employees and consultants who have been developing our social networking websites. $71,000 was spent on advertising, as we initiated our efforts to attract sponsors for our websites. In addition, we incurred $99,000 in legal fees, primarily relating to the final events in our legal proceedings with LensCrafters. During the second fiscal quarter of 2006, we had no business operations. The $214,910 in expenses that we incurred in the quarter ended December 31, 2005 consisted primarily of legal expenses and wages for the CEO.

Operating expenses for the six months ended December 31, 2006 were $981,933 compared to $654,698 in the six months ended December 31, 2005. Operating expenses consist of advertising, salaries and expenses related to the development of the social networking websites. Of the $981,933, $208,000 and $230,000 was spent on consulting services and salaries, respectively, related to the development of the social networking site, $155,000 was spent on legal consultation and $74,000 was spent on advertising. For the comparable period in 2005, the expenses consisted primarily of legal expenses and wages for the CEO. The substantial increase is due to the ramping up of the social networking operations.

The consulting fees for the six months ended December 31, 2006 consisted of $120,000 paid to the Chief Executive Officer for the management of the Company in lieu of a salary. An additional $19,080 was paid in recruiting fees for the placement of the Chief Financial Officer. The remaining consulting fees were paid to outside vendors for various one-time services.

Interest expense, net was $26,348 and $34,988 for the six months ended December 31, 2006 and 2005, respectively. This decrease in net interest expense is due primarily to the offset of interest expense by interest income from the restricted cash.

Liquidity and Capital Resources

The Company has financed and, for the near future, expects to continue to finance all of its operations from the proceeds of the LensCrafters litigation that were received on July 25, 2005. In addition, the Company has received a $1,000,000 loan from a company controlled by our Chief Executive Officer. The loan is represented by a 7.5% unsecured demand note. The Company is currently seeking to raise additional capital through private and/or public sales of securities, in order to fund the anticipated costs of the start-up of our new business. Management anticipates that we will need an additional $10 million dollars to fund the Company through the start-up phase of the social networking website development. If we are not able to raise capital in the near future, substantial doubt exists as to our ability to sustain operations, due to the large start-up costs of the social networking website development.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Jeremy Feakins, our Chief Executive Officer, and Jennifer Herman, our Chief Financial Officer, carried out an evaluation of the effectiveness of Medical Technology’s disclosure controls and procedures as of the end of the period covered by this report. Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by Medical Technology in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information Medical Technology is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, Mr. Feakins and Ms. Herman concluded that Medical Technology’s systems of disclosure controls and procedures were effective.

Changes in Internal Controls. In August 2006 the Company hired a CFO to begin creating the supporting accounting records needed to bring current the required SEC filings.  As of this filing, the Company is now current with all required SEC filings. The Company has established the appropriate internal controls over financial reporting for periods going forward.  This includes a new accounting system and additional employees in the accounting area.

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

Date: February 8, 2007

*    *    *    *    *