Form 10KSB/A
period 2006-06-30
MEDICAL TECHNOLOGY & INNOVATIONS INC /FL/
filed 2007-03-30
CIK 847464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A
(Amendment #1)
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

Amendment No. 1

This amendment is being filed in order to clarify the disclosure regarding the legal proceeding titled “Bassichus et al. v. Sight 4 Kids, Inc. et al.” A description of the proceeding is set forth in Item 3 and the effect of the proceeding on the Company’s liquidity is set forth in Item 6.

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

In March 2005 the Company and its Chairman were named among six defendants in an action titled “Bassichus et al. v. Sight 4 Kids, Inc. et al.” pending in the United States District Court for the Southern District of New York. The plaintiffs were investors in Sight 4 Kids, Inc., a corporation controlled by Jeremy Feakins, our Chairman. The complaint demanded damages in excess of $2,000,000 for torts allegedly committed in connection with the investors’ investment in Sight 4 Kids, Inc. The complaint alleged that the Company was an alter ego of Sight 4 Kids, Inc. Based on that allegation, the Court ordered that $3,000,000 from the LensCrafters settlement be placed into escrow pending a resolution of the Bassichus action. On July 1, 2006 the action was settled and all of the claims were disposed of. The Company paid $704,000 from the escrowed funds to settle the matter, and the remainder of the escrowed funds were released to the Company.

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

Results of Operations

Fiscal Year Ended June 30, 2006 as Compared to June 30, 2005

On July 25, 2005, the Company received the cash from the LensCrafters litigation of $15,626,623 less legal expenses and prior judgments. The net cash received was $8,727,865. From that $8,727,865, $4,375,328 was paid to Growth Capital Resources per the Litigation Management Agreement, approximately $360,742 was paid for old litigation matters and $991,795 went to funding the operating expenses.

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

Liquidity and Capital Resources

At June 30, 2006, the Company had cash of $64,171 and working capital of $76,135. Included among the current liabilities was $1,072,352 owed to our Chairman, who does not intend to take payment until the Company’s resources permit. So the relatively small amount of working capital does not, of itself, prevent us from initiating our business plan. However, included in the current assets at June 30, 2006 was $3,000,000 that had been escrowed by order of the Court in the action titled “Bassichus et al. v. Sight 4 Kids, Inc., et al.,” to which the Company was a party. Those funds would not become available to us until the Bassichus action was resolved, leaving us without funds for operations. On July 1, 2006 the Bassichus action was settled, with a payment of $704,000 from the escrow. The remaining $2,296,000 was released from escrow to the Company. Those funds, therefore, became available to fund the development of our Company.

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

On June 30, 2005 we received a $15.6 million judgment from LensCrafters. Through December 31, 2006 we have paid from that sum:

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