Form 10QSB/A
period 2006-09-30
MEDICAL TECHNOLOGY & INNOVATIONS INC /FL/
filed 2007-03-30
CIK 847464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB/A
(Amendment #1)

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

Amendment No. 1

This amendment is being filed in order to include disclosure in Part II, Item 1 “Legal Proceedings” that was omitted from the original filing.

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

Item 1. Legal Proceedings

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