Form 10QSB
period 2007-03-31
itLinkz Group, Inc.
filed 2007-05-14
CIK 847464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB

(Mark One)

[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                                         to

Commission File Number: 33-27610-A

ITLINKZ GROUP, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	20-8737677
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1800 Fruitville Pike, Suite 200, Lancaster PA	17601
(Address of principal executive offices)	(Zip Code)

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
May 9, 2007
Common Voting Stock: 12,910,470

Transitional Small Business Disclosure Format (Check One):    YES [   ]     NO [X]

ITLINKZ GROUP, INC.
Formerly Medical Technology & Innovations, Inc.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

ItLinkz Group, Inc.
(Formerly: Medical Technology & Innovations, Inc.)
Consolidated Balance Sheets
March 31, 2007 and June 30, 2006

	(Unaudited)
	March 31,	June 30,
	2007	2006
Assets

Current Assets:
Cash	$245,973	$64,171
Restricted Cash	-	3,000,000
Prepaid Expenses	62,977	-
Total Current Assets	308,950	3,064,171

Property and Equipment:
Plant, Equipment and other	411,197	-
Less Accumulated Depreciation	(27,684)	-
Property and Equipment, net	383,513	-

Total Assets	$692,463	$3,064,171

Liabilities and Stockholders' (Deficit) Equity
Current Liabilities:
Accounts Payable	$170,074	$165,959
Accrued expenses	80,864	1,665,053
Accrued consulting services	-	84,672
Current Maturities of Long-Term Debt	955,121	1,072,352
Total current liabilities	1,206,059	2,988,036

Total Liabilities	1,206,059	2,988,036

Stockholders' (Deficit) Equity
Common stock, no par value, authorized 28,000,000 shares, outstanding 12,910,740 and 6,837,904 shares, respectively	17,481,337	15,883,711
Preferred Stock, Authorized 100,000,000 Shares $1,000 par value, 12%, noncumulative, outstanding 22.5 shares.	22,500	22,500
Treasury Stock, at cost (78,941 shares)	(436,799)	(436,799)
Accumulated Deficit	(17,580,634)	(15,393,277)
Total Stockholders' (Deficit) Equity	(513,596)	76,135
Total Liabilities and Stockholders' (Deficit) Equity	$692,463	$3,064,171

The accompanying notes are an integral part of the financial statements.

Itlinkz Group, Inc.
(Formerly: Medical Technology & Innovations, Inc.)
Consolidated Statements of Operations (Unaudited)
For the Three and Nine Months Ended March 31, 2007 and 2006

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2007	2006	2007	2006

Operating Expenses
General and Administrative	$1,141,750	$108,878	$2,123,683	$763,576
Total Operating Expenses	1,141,750	108,878	2,123,683	763,576

Loss from Operations	(1,141,750)	(108,878)	(2,123,683)	(763,576)

Interest Expense, Net	37,326	19,227	63,674	54,215

Net Loss	$(1,179,076)	$(128,105)	$(2,187,357)	$(817,791)

Net Loss per common share (basic and diluted)	$(0.124)	$(0.019)	$(0.284)	$(0.120)

Weighted Average Shares Outstanding	9,509,218	6,837,904	7,715,161	6,837,904

The accompanying notes are an integral part of the financial statements.

Itlinkz Group, Inc.
(Formerly: Medical Technology & Innovations, Inc. )
Consolidated Statements of Cash Flows (Unaudited)
For the Nine Months Ended March 31, 2007 and 2006

	2007	2006

Cash flows from operating activities:
Net loss	$(2,187,357)	$(817,791)
Adjustments to reconcile net loss to net cash used in operating activites:
Depreciation and amortization	27,684	-
Common shares issued for compensation and other expenses	472,326	-

Changes in assets and liabilities:

Award Receivable	-	15,626,623
Restricted Cash	3,000,000	(3,000,000)
Prepaid Expenses	(62,977)	-
Accounts Payable	4,115	40,000
Accrued legal expenses	-	(5,526,041)
Accrued consulting services	(84,672)	(4,375,328)
Other long-term liabilities	-	(619,766)
Accrued interest payable	(44,815)	52,548
Other liabilities	-	(858,914)
Accrued liabilities	(970,315)	14,625
Net cash provided by operating activities	153,989	535,956

Cash flows from investing activities:
Purchase of Property & Equipment	(411,197)	-
Net cash used in investing activities	(411,197)	-

Cash flows from financing activities:
Borrowings on long-term debt	113,709	-
Issuance of common stock	375,300
Principal payments on long-term debt	(50,000)	(385,000)
Net cash provided by (used in) financing activities	439,009	(385,000)
Net increase in cash	181,801	150,956
Cash at beginning of year	64,171	-
Cash at end of year	$245,972	$150,956

Noncash investing and financing transactions:
Increase in common stock	$1,597,626	$-
Conversion of long-term debt	(500,000)	-
Conversion of accrued wages	(250,000)	-
Restricted common shares issued for compensation and	-	-
other expenses	(472,326)	-
Cash flow from issuance of common stock	$375,300	$-

Supplemental disclosures:
Cash paid for interest	$110,150	$195,680

The accompanying notes are an integral part of the financial statements.

ItLinkz Group, Inc.
(Formerly: Medical Technology & Innovations, Inc.)
Notes to Consolidated Financial Statements
For the Three and Nine Months Ended March 31, 2007 and 2006
(Unaudited)

1.
Financial Statements. The unaudited consolidated financial information contained in this report reflects all adjustments (consisting of normal recurring accruals) considered necessary, in the opinion of management, for a fair presentation of results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's June 30, 2006 Annual Report on Form 10-KSB. The results of operations for periods ended March 31, 2007 are not necessarily indicative of operations for the full year or any other period.

ItLinkz Group, Inc. (formerly Medical Technology & Innovations, Inc.) (the “Company”) continues to face a liquidity and business crisis, after suffering operating losses for several years, tapping its available sources of operating cash, and borrowing in excess of $1 million from various related parties. Because of the Company’s financial condition and uncertain market conditions in its areas of operation, there remains a significant risk that the Company may not be able to generate revenues sufficient to maintain its level of operations. It is likely that the Company will continue to suffer operating losses and have difficulty meeting its obligations.

In view of the Company’s liquidity problems, the Company is pursuing various financing options, including conventional and asset-based financing. Management has not ruled out any measure that may be necessary to protect the Company’s assets and preserve shareholder value.

2.
Net Loss Per Common Share. Basic and diluted net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during each period. The weighted average outstanding shares for the period increased 2,671,314 from 6,837,904 to 9,509,218 for the three months ended and increased 877,257 from 6,837,904 to 7,715,161 for the nine months ended March 31, 2007. As of March 31, 2007 and 2006, there are no common stock equivalents outstanding.

3.
Long-Term Debt. Long-term debt consisted of a 7.5% unsecured note to the Company’s Chief Executive Officer of $500,000, a 7.5% short-term note payable to the Chief Executive Officer of $133,234 and an additional $321,886 due to the Chief Executive Officer. The notes have compounding interest and are due on demand but no later than July 31, 2010.

4.
Stock Compensation Plans. On January 12, 2007, the Company’s stockholders approved the 2007 Equity Incentive Plan (“2007 Plan”). The Plan is designed to allow for equity based compensation awards in the form of Incentive Stock Options, Nonstatutory Stock Options and Stock Grants.

A total of 2,122,836 shares of common stock have been awarded under the 2007 Plan, as of March 31, 2007. The compensation cost that was charged against income for stock compensation plans was $472,326 for the nine months ended March 31, 2007.

5.	Preferred Stock. The $1,000 par value convertible preferred stock is convertible into 599 shares of the Company's common stock.

6.
Changes in Stockholders’ Equity. During the third quarter of fiscal 2007, a total of 6,072,836 shares of common stock were issued, which increased stockholders’ equity by $1,597,626. 2,122,836 shares were issued to employees and consultants pursuant to the Equity Incentive Plan (“2007 Plan”) which was implemented on January 12, 2007. Of the 2,122,836 shares issued, 1,000,000 shares were issued to the Chief Executive Officer in lieu of $250,000 of deferred compensation. The shares issued under the 2007 plan resulted in an increase in stockholders’ equity of $610,126. An additional 3,950,000 of common shares were issued during the period, which amounted to an increase in stockholders’ equity of $987,500. Of the 3,950,000 shares issued, 1,500,000 shares were sold to private investors for a total of $375,000 or $.25 per share; 2,000,000 shares were issued to the Chief Executive Officer, which reduced $500,000 of an unsecured note payable; and 450,000 shares were issued to consultants. The issuance of shares to employees and consultants during the period resulted in an expense of $472,326 being recognized during the three months ended March 31, 2007.

7.
Settlement of Litigation. In March 2005 the Company and its Chairman were named among six defendants in an action titled “Bassichus et al. v. Sight 4 Kids, Inc. et al.” pending in the United States District Court for the Southern District of New York. The plaintiffs were investors in Sight 4 Kids, Inc., a corporation controlled by Jeremy Feakins, our Chairman. The complaint demanded damages in excess of $2,000,000 for torts allegedly committed in connection with the investors’ investment in Sight 4 Kids, Inc. The complaint alleged that the Company was an alter ego of Sight 4 Kids, Inc. Based on that allegation, the Court ordered that $3,000,000 from the LensCrafters settlement be placed into escrow pending a resolution of the Bassichus action. Those funds were classified as “Restricted Cash” on our balance sheet as of June 30, 2006, and an accrual of $704,000 was included in “Accrued Expenses” on account of the pending action. On July 1, 2006 the action was settled and all of the claims were disposed of. The Company paid $704,000 from the escrowed funds to settle the matter, and the remainder of the escrowed funds were released to the Company.

8.
Subsequent Event - Reincorporation and Increase in Authorized Stock. Effective at close of business on April 4, 2007, Medical Technology & Innovations, Inc., a Florida corporation, reincorporated in the State of Delaware by merging with and into ItLinkz Group, Inc., a Delaware corporation which was a wholly owned subsidiary of Medical Technology & Innovations, Inc. As a result of the merger, ItLinkz Group, Inc. is the surviving corporation, the name of the surviving corporation is ItLinkz Group, Inc., and the Certificate of Incorporation and Bylaws of ItLinkz Group, Inc. are the Certificate of Incorporation and Bylaws of the surviving corporation. Each share of common stock, no par value, outstanding of Medical Technology & Innovations, Inc. prior to the merger was converted into one share of common stock, $.001 par value, of ItLinkz Group, Inc., and each share of 12% noncummulative preferred stock $1,000 par value outstanding of Medical Technology & Innovations, Inc., prior to the merger was converted into two shares of 12% noncummulative preferred stock, $500 par value, of ItLinkz Group, Inc.

In addition, the authorized capital stock was changed as follows:

•	the number of shares of authorized common stock was increased from 28,000,000 shares, no par value, to 100,000,000 shares, $.001 par value;
•
the number of shares of authorized preferred stock was changed from 100,000,000 shares, $1000 par value, 12% noncumulative to 5,000,000 preferred shares. $.001 par value and 45 preferred shares 12% noncummulative, $500 par value of ItLinkz Group, Inc.

9.
Recent Accounting Pronouncements. In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS 157 are effective for the Company with its fiscal year 2009. The Company is currently evaluating the impact this standard will have on its financial position and results of operations.

In February, 2007 the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115.” SFAS 159 permits entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective for the Company on July 1, 2008 and is not expected to have a significant impact on the Company’s consolidated financial statements.

Item 2.	Management's Discussion and Analysis or Plan of Operation

This analysis should be read in conjunction with the consolidated financial statements and related notes for the quarter ended March 31, 2007, and the financial statements and notes thereto included in the Company's June 30, 2006 Annual Report on Form 10-KSB.

Any nonhistorical information contained in this Form 10-QSB is a forward-looking statement. The forward looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward looking statements. Factors that might cause such differences include, but are not limited to the following: lack of participation in the social networking websites, increased competition, changes in social and economic trends and other unforeseen situations or developments. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof.

Results of Operations

Comparison of Three and Nine Month Periods Ended March 31, 2007 and 2006

The Company launched its first Website, nurselinkup.com, at the end of January 2007. Since then two additional Websites have been launched: golferlinkup.com and equestrianlinkup.com. To date, the Company has secured four advertising contracts for the three sites, however the revenue from those contracts is immaterial. For that reason, no revenues were recorded in the quarter ended March 31, 2007, and an immaterial amount of revenue has been realized to date.

The Company currently lacks the capital resources necessary to market its Websites. Proper marketing will initially involve widespread advertisement of each Website to its target community, in order to achieve a user base sufficiently large enough to attract advertisers. The second phase of marketing will involve solicitation of advertisers and sponsors for the sites. The Company projects that it will require a minimum of $1 million in additional capital to achieve profitable operations, and has budgeted $10 million for optimal marketing and growth of its planned network of Websites. At the present time, the Company has no commitment from any source for funding.

During the three months ended March 31, 2007 we incurred $1,141,750 in operating expenses compared to $108,878 for the comparable period in 2006. During the nine months ended March 31, 2007 we incurred $2,123,683 in operating expenses compared to $763,576 for the comparable period in 2006. The greater portion of our operating expenses was attributable to salaries and consulting expenses paid in cash or stock to the personnel that we have retained in order to implement our planned launch of 500 Websites. Of this sum, $472, 326 represented the value of shares of common stock that we issued as incentives to our employees and consultants. If our current lack of cash resources persists, it is likely that we will be required to issue additional shares of stock in the near future in order to compensate our staff.

Our advertising and marketing expense through the nine months ended March 31, 2007 has been $212,477, all of which was incurred in the third fiscal quarter. This level of expense has proven inadequate to generate the user base necessary for our revenue model to be realized. Significant additional expenditures will be necessary in order to generate interest in our sites among the members of our target communities. Until our sites prove their attractiveness to the target community, we will be unable to attract advertisers and sponsors.

During the year ended on June 30, 2006, the Company had no business operations, and was involved exclusively in litigation matters. For that reason, period-to-period comparisons of our operating results are not meaningful.

Interest expense was $63,674 and $54,215 for the nine months ended March 31, 2007 and 2006, respectively. This decrease in net interest expense is due primarily to the offset of interest expense by interest income from the restricted cash.

Our net loss for the three and nine month periods ended March 31, 2007 was $1,179,076 and $2,187,357, respectively. Net loss consisted of our operating expenses plus net interest expense, as we have recorded no revenue.

Liquidity and Capital Resources

To date, the Company has financed its operations primarily through (a) the proceeds of the LensCrafters litigation that were received on July 25, 2005 and (b) loans made to the Company in excess of $1,000,000 by an entity controlled by our Chief Executive Officer. During the third quarter of fiscal 2007, the Company raised an additional $375,000 in capital through the sale of 1,500,000 shares of common stock. In addition, on March 7, 2007, our working capital position was improved by the agreement of our Chief Executive Officer to exchange $500,000 owed to him for 2,000,000 shares of common stock.

At March 31, 2007 our cash reserves had been depleted to $245,973, which was less than our accounts payable and accrued expenses, and was sufficient to cover operating expenses for approximately six weeks at the level of operations recorded in the third fiscal quarter. For that reason, management has implemented a number of cost-cutting measures in order to preserve capital until financing can be achieved. Since these measures primarily entail reductions in personnel, the growth of our business will be negatively affected by the lay-offs.

The Company is currently seeking to raise additional capital through private and/or public sales of securities. Management anticipates that the Company will need an additional $10 million in order to properly implement its business plan. A lesser amount would be adequate to permit us to achieve profitable operations, but would make it difficult to obtain the significant market presence necessary for financial success. If we are not able to raise at least $1 million in capital in the near future, substantial doubt exists as to our ability to sustain even our current level of operations.

Item 3.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Jeremy Feakins, our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by the Company in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information the Company is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, Mr. Feakins concluded that the Company’s systems of disclosure controls and procedures were effective.

Changes in Internal Controls. In August 2006 the Company hired a Chief Financial Officer to create the supporting accounting records needed to bring current the required SEC filings.  In addition, the Company implemented a new financial accounting system as of January 1, 2007. On April 3, 2007, however, the Chief Financial Officer resigned. Due to our lack of resources, the Company has decided to outsource its accounting function.  This may have an adverse effect on our internal controls over financial reporting.

PART II. - OTHER INFORMATION

Item 2	Unregistered Sale of Equity Securities and Use of Proceeds

In February and March 2007 the Company sold 1,500,000 shares of its common stock to seven investors for $.25 per share. The sale was effected pursuant to Section 4(2) and Section 4(6) of the Securities Act, since the investors were each accredited, were purchasing for their own accounts, and had access to adequate information about the Company. There was no underwriter.

Item 6.	Exhibits

31	Rule 13a-14(a) Certification

32	Rule 13a-14(b) Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITLINKZ GROUP, INC.

BY:       Jeremy P. Feakins
Chief Executive Officer and Chief Financial Officer

Date:     May 14, 2007

*     *     *     *     *