Form 10KSB
period 2007-06-30
itLinkz Group, Inc.
filed 2007-09-28
CIK 847464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB
(Mark One)
_ X__	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2007

or

_____	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from __________ to __________

Commission file number 33-27610-A

ITLINKZ GROUP, INC.
(Name of small business issuer in its chart0er)

Delaware	20-8737677
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

816 S. Queen Street, Lancaster, PA	17603
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code:   (717) 390-3777

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
YES [  ]     NO [X]

The issuer’s revenues for its most recent fiscal year were $1,747.00

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold or the average bid and asked prices of such stock as of September 19, 2007 was $221,114.  There is no quoted marked for the voting stock

As of September 26, 2007, 12,724,438 shares of Common Stock, $.001 par value, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
None

Transitional Small Business Disclosure Format (Check One):    YES [  ]     NO [X]

Table of Contents
Form 10-KSB
ItLinkz Group, Inc.

Item 1. Description of Business

Prior Business

Itlinkz Group, Inc., f/k/a Medical Technology & Innovations, Inc., f/k/a Southstar Productions, Inc. (the “Company”) was incorporated in the state of Florida in January 1989.  Prior to September 6, 2002, the company operated through two wholly-owned subsidiaries, Medical Technology, Inc. (“MTI”) and Steridyne Corporation (“Steridyne”).

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

Between September 6, 2002, and June 22, 2005, the Company ceased operations except for incurring liabilities associated with the LensCrafters’ litigation and the liabilities associated with other litigation which the Company is a party.  On July 25, 2005, the Company received a judgment of $15.6 million in the LensCrafters’ litigation.  The Company has paid all legal expenses and judgments and believes it is free of all litigation.

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

itLinkz‘s strategy is to create and launch sophisticated yet easy to use social and business networking community websites.  On each website, both personal and professional level members will be able to connect anytime around shared interests, to collaborate, share knowledge and team up with other members. This concept offers applications not only to online social groups but to business communities as well. For the online community, itLinkz has focused its efforts on developing and launching websites focused on defined areas of interests rather than offering to advertisers and marketers a generalist community with broad interests.  itLinkz has developed a strategic plan that will allow the Company to gain a competitive advantage with a first to market approach with the LinkUp model. itLinkz will identify niche audiences based on their total size, spending habits and their supply/demand for online content consumption.

The focal point of itLinkz’ development has been the construction of the core website ‘engine’. The internals of the engine is comprised of software that itLinkz has licensed from a software vendor. Customization and extension of the engine was developed initially by the software vendor. Beginning with the second release in 2007, the responsibility for engine customization and extension has migrated in-house. Contractually, itLinkz owns exclusive intellectual property rights to all code developed under our work-to-hire agreement with the software vendor. In addition, itLinkz has access to all source code that has been licensed from the software vendor.  To date, the Company has spent approximately $300,000 on the research and development of this engine.

This engine is used as the backbone for each website, which is then “skinned” with a customized, unique look and feel of each particular profession, community or interest group. In addition to planning for the development and launch of the social networking websites, itLinkz is currently examining the most expeditious and profitable manner in which to present this technology to the thousands of business communities that could make use of itLinkz’ expertise and knowledge.  Since itLinkz’s websites are being designed to be hosted separately from each other, itLinkz will be hosting the websites on a geographically diverse set of hosting providers. This will provide basic defense against a site wide disaster. In addition, a contract will be signed with an availability services vendor to provide a disaster recovery site to quickly restore sites that may experience a disaster scenario. Initial websites will be hosted at a Class-A hosting provider located near itLinkz’ headquarters.  itLinkz has entered into a three year contract with this hosting provider to provide Internet connectivity, system/network administration and server leasing. All hosting provider contracts will provide the ability to quickly scale to meet the demands of the websites it hosts.

Through its websites, itLinkz offers access to consumers and patrons within tightly-defined demographic profiles and with shared interests. Each website is focused on one common interest (profession, hobby, leisure, current events, industry or geographic area). In doing so, itLinkz is positioning itself as a provider to advertisers and marketers who, by advertising their products on itLinkz, can target demographic websites where they can reach consumers predisposed to favorably receive their message and to tap the collective knowledge of that community. This will allow advertisers and marketers to refine their sales and marketing process to a degree that will likely provide the advertiser an effective revenue stream, while monitoring the progress of different advertising campaigns. itLinkz’ technology offers possibilities for other user generated applications such as providing a sophisticated web based communication tool for businesses and organizations.

The key metric will be attracting significant numbers of people to join the site and encouraging them to spend time participating and contributing within each itLinkz web community. Unfortunately, in the first months of calendar year 2007, as we introduced our first Linkup websites, our capital resources became exhausted, and we were unable to replenish them.  As a result, we have been unable to implement the marketing program necessary to initiate the communities.  That lack, in turn, has prevented us from placing any significant amount of advertising.  The Itinkz business, therefore, is essentially dormant at present, and will remain so until we are able to obtain the funds necessary to implement the business plan.

Acquisition of Landway Nano Bio-Tech, Inc.

On June 4, 2007 the Company entered into a Share Purchase and Merger Agreement dated June 1, 2007 with Landway Nano Bio-Tech, Inc., a Delaware corporation (“Landway Nano”), and with Huaqin Zhou and Xiaojin Wang, two investors associated with Landway Nano.  Landway Nano is a holding company that owns 100% of the registered capital of Shandong Sishui Spring Pharmacy Limited Company, a Chinese corporation that develops, manufactures and markets gingko products in the People’s Republic of China.

On July 31, 2007, pursuant to the Share Purchase and Merger Agreement, Huaqin Zhou and Xiaojin Wang purchased, for $530,000, 500 shares of a newly designated Series B Preferred Stock issued by the Company.  Closing of the merger with Landway Nano is subject to satisfactory due diligence and satisfaction of certain other conditions.  When that closing occurs, the Company will issue an additional 500 shares of Series B Preferred Stock to the shareholders of Landway Nano in exchange for all of the capital stock of Landway Nano.  The 1000 shares of Series B Preferred Stock will be convertible into 99% of the outstanding common stock of the Company, and will have 99% of the voting power in the Company. The current officers and directors of The Company will resign from their positions in connection with the closing, and will be replaced by individuals designated by Landway Nano.

Prior to the closing of the Share Purchase and Merger Agreement, the Company will enter into an Assignment and Assumption and Management Agreement with Jeremy Feakins, its Chief Executive Officer.  Mr. Feakins will undertake to manage ItLinkz Corporation, the present operating subsidiary of the Company.  Subsequent to the acquisition of Landway Nano, Mr. Feakins and the Company will negotiate an agreement to transfer ItLinkz Corporation (including any remaining portion of the $530,000 purchase price for the Series B Preferred Stock) to Mr. Feakins.  In exchange for ItLinkz Corporation, Mr. Feakins will (a) release the Company from its liabilities to Mr. Feakins, (b) undertake to hold the Company harmless from any liabilities arising prior to the closing of the Landway Nano acquisition, and (c) sell to an affiliate of Landway Nano all of the shares of the Company owned by Mr. Feakins or his affiliates for $25.

Employees

As of September 20, 2007, the Company employed 2 full-time employees.  None of the Company’s employees are represented by a labor union.  The Company considers its employee relations to be good.

Item 2. Description of Properties

The Company’s principal executive and administrative offices are located at 816 S.Queen Street in Lancaster, Pennsylvania. This facility is leased from Queen Street Development Partners, which is controlled by our Chairman.  The facility is leased for a term that will expire on June 30, 2008.  The monthly rental paid by the Company is $1,000.

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II.

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer’s Purchase of Equity Securities

The common stock of Itlinkz Group was listed for quotation on the OTC Bulletin Board on February 23, 2007.  During the two years prior to that date, there was no quoted marked for the common stock.  The following table sets forth the range of the high and low bid prices for the common stock during the periods indicated, and represents interdealer prices, which do not include retail mark-ups and mark-downs, or any commission to the broker-dealer, and may not necessarily represent actual transactions.

Three Months Ending	High	Low

March 31, 2007	$0.55	$0.09
June 30, 2007	$0.24	$0.03

As of September 24, 2007, there were approximately 720 record holders of common stock.  Such amounts do not include common stock held in “nominee” or “street” name.

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

Results of Operations

Fiscal Year Ended June 30, 2007 as Compared to June 30, 2006

The Company launched its first Website, nurselinkup.com, at the end of January 2007.  Since then two additional Websites have been launched:  golferlinkup.com and equestrianlinkup.com.  To date, the Company has secured four advertising contracts for the three sites, however the revenue from those contracts is immaterial.  For that reason, only $1,747 in revenue was recorded in the year ended June 30, 2007.

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

During the year ended June 30, 2007 we incurred $2,621,852 in operating expenses.  During the year ended June 30, 2006, when we had no business operations and were engaged exclusively in litigation activities, our operating expenses totaled $991,795.  Salaries and consulting expenses amounted to $2,049,382 in fiscal 2007 which were paid in cash or stock to the personnel that we have retained in order to implement our business plan.  Of this sum, $676,050 represented the value of shares of common stock that we issued as compensation to our employees and consultants.

Our advertising and marketing expense in fiscal 2007 was $229,472, all of which was incurred in the third fiscal quarter.  This level of expense has proven inadequate to generate the user base necessary for our revenue model to be realized.  Significant additional expenditures will be necessary in order to generate interest in our sites among the members of our target communities.  Until our sites prove their attractiveness to the target community, we will be unable to attract advertisers and sponsors and, therefore, unable to generate significant revenue.

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

At March 31, 2007 our cash reserves had been depleted to $245,973, which was less than our accounts payable and accrued expenses, and was sufficient to cover operating expenses for approximately six weeks at the level of operations recorded in the third fiscal quarter.  For that reason, management implemented a number of cost-cutting measures in order to preserve capital until financing can be achieved.  Since these measures primarily entailed reductions in personnel, the growth of our business was negatively affected by the lay-offs.  This, in turn, prevented us from generating operating revenue, which prevented us from securing additional capital.  As a result, in May 2007 management brought the level of our operations down to dormancy.

At June 30, 2007 our cash balance had dwindled to $6,796 and our other liquid assets were trivial.  Because our Websites cannot be marketed without capital, and we are unable to obtain capital without revenue from the Websites, management determined that the Company should liquidate the Website business by transferring it to our Chief Executive Officer in exchange for the Company’s debt to him, which exceeds $1,000,000.  In order to sustain the Company as a business vehicle, the Company entered into an agreement to acquire the health products business operated in China by Landway Nano Bio-Tech, Inc.  We expect that acquisition to be completed within a few days after the filing of this Report.

Application of Critical Accounting Policies

In preparing our consolidated financial statements we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values.  In our preparation of the consolidated financial statements for fiscal year 2007, there was one estimate made which was (a) subject to a high degree of uncertainty and (b) material to our results.  That was the determination made, based on principles set forth in Note 5 to the Consolidated Financial Statements, that no deferred tax asset arising from our net operating losses should be recorded.  We made that determination because we lacked assurance that our business would generate net income in future periods.

We made no material changes to our critical accounting policies in connection with the preparation of financial statements for fiscal year 2007.

Impact of Accounting Pronouncements

There were no recent accounting pronouncements that have had a material effect on the Company’s financial position or results of operations.  There was one recent accounting pronouncement that may have a material effect on the Company’s financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123-R “Share-Based Payment,” to replace SFAS No. 123, “Accounting for Stock-Based Compensation,” and APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS 123-R requires, among other things, that all share-based payments to employees, including grants of stock options, be measured at the grant-date fair value and recognized as an expense in the financial statements.  Unless observable market prices exist, the grant-date fair value is estimated by management, using an appropriate option-pricing model. The Standard is effective for fiscal years beginning after December 15, 2005. Management believes that the Standard will adversely affect the Company’s results of operations if the Company issues a material quantity of stock options or similar instruments to its employees.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

Item 7.  Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ItLinkz Group, Inc.
Lancaster, Pennsylvania

We have audited the accompanying consolidated balance sheets of Itlinkz Group, Inc. and subsidiaries (the “Company”) as of June 30, 2007 and 2006 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Itlinkz Group, Inc.  and subsidiaries as of June 30, 2007 and 2006 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 9 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net working capital deficit that raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to those matters are also described in Note 9.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Stegman & Company
Baltimore, Maryland
September 27, 2007

ItLinkz Group, Inc.
Consolidated Balance Sheets
As of June 30, 2007 and 2006

	2007	2006

Assets
Current Assets:
Cash	$6,796	$64,171
Restricted cash	-	3,000,000
Accounts Receivable	654
Prepaid Expenses	9,325	-
Total Current Assets	16,775	3,064,171

Property and Equipment
Plant, Equipment and other	354,512	-
Less Accumulated Depreciation	(52,977)	-
Plant, Equipment and other	301,535	-

Total Assets	$318,310	$3,064,171

Liabilities and Stockholders' (Deficit) Equity
Current Liabilities:
Accounts Payable	$211,519	$165,959
Accrued liabilities	224,159	256,875
Other liabilities	-	1,408,178
Accrued consulting services	-	84,672
Due to affiliate	1,019,976	1,072,352
Total current liabilities	1,455,654	2,988,036

Total Liabilities	1,455,654	2,988,036

Stockholders' (Deficit) Equity
Common stock, $.001 par value, authorized 100,000,000 and 28,000,000 shares respectively, 12,724,438 and 6,837,904 shares outstanding, respectively	12,724	6,838
Preferred Stock, Authorized 5,000,000 Shares, $.001 par value, no shares outstanding	-	-
Preferred Stock, Authorized and outstanding 45 shares 12%, noncummulative, $500 par value	22,500	22,500
Additional Paid in Capital	17,422,037	15,876,873
Treasury Stock, at cost (78,941 shares)	(436,799)	(436,799)
Accumulated Deficit	(18,157,806)	(15,393,277)
Total Stockholders' (Deficit) Equity	(1,137,344)	76,135
Total Liabilities and Stockholders' (Deficit) Equity	$318,310	$3,064,171

The accompanying notes are an integral part of the financial statements.

ItLinkz Group, Inc..
Consolidated Statements of Operations
For the Years Ended June 30, 2007 and 2006

	2007	2006

Operating Income
Advertising Sales	$1,747	$-
Total Operating Income	1,747	-

Operating Expenses
General, and Administrative	2,621,852	991,795

Total Operating Expenses	2,621,852	991,795

Loss from Operations	(2,620,105)	(991,795)

Litigation settlement expense	-	704,145
Interest Expense, Net	95,234	74,169
Loss on Disposal of Property, Plant, & Equipment	49,190	-

Net Loss	$(2,764,529)	$(1,770,109)

Net Loss per common share (basic and diluted)	$(0.309)	$(0.259)

Weighted Average Outstanding Shares	8,937,441	6,837,904

The accompanying notes are an integral part of the financial statements.

ItLinkz Group, Inc.
Consolidated Statements of Changes in Stockholders’ (Deficit) Equity
For the Years Ended June 30, 2007 and 2006

							Total
	Common	Common	Preferred	Additional	Treasury	Accumulated	Stockholders'
	Shares	Stock	Stock	Paid in Capital	Stock	Deficit	Equity

Balance at July 1, 2005	6,837,904	$6,838	$22,500	$15,876,873	$(436,799)	$(13,623,168)	$1,846,244
Net Loss	-	-	-		-	(1,770,109)	(1,770,109)
Balance at June 30, 2006	6,837,904	6,838	22,500	15,876,873	(436,799)	(15,393,277)	76,135
1/31/2007 Employees and Consultants pursuant to the Equity Incentive Plan	1,797,000	1,797		447,453			449,250
2/28/2007 Shares issued to Consultants	113,698	113		28,311			28,424
3/31/2007 Employees and Consultants pursuant to the Equity Incentive Plan	325,836	326		160,550			160,876
3/31/2007 Shares issued to Private Investors	1,500,000	1,500		373,500			375,000
3/31/2007 Shares issued to CEO, reduced $500,000 of unsecured note payable	2,000,000	2,000		498,000			500,000
3/31/2007 Shares issued to Consultants	150,000	150		37,350			37,500
Net Loss	-	-	-		-	(2,764,529)	(2,764,529)
Balance at June 30, 2007	12,724,438	$12,724	$22,500	$17,422,037	$(436,799)	$(18,157,806)	$(1,137,344)

The accompanying notes are an integral part of the financial statements.

ItLinkz Group, Inc.
Consolidated Statements of Cash Flows
For the Years Ended June 30, 2007 and 2006

	2007	2006

Cash flows from operating activities:
Net loss	$(2,764,529)	$(1,770,109)
Adjustments to reconcile net loss to net cash used in operating activites:
Depreciation expense	62,894	-
Loss on disposal of property and equipment	49,190	-
Common Shares issued as compensation and other expenses	676,050	-
Common Shares returned from consultant	(46,577)	-

Changes in assets and liabilities:

Award receivable	-	15,626,623
Restricted cash	3,000,000	(3,000,000)
Accounts Receivable	(654)	-
Prepaid Expenses	(9,325)	-
Accounts payable	45,560	165,959
Accrued legal expenses	-	(5,526,041)
Accrued consulting services	(84,672)	(4,375,328)
Other long-term liabilities	-	(619,766)
Accrued interest payable	(29,959)	72,352
Accrued liabilities	(1,030,444)	(124,519)
Net cash (used in) provided by operating activities	(132,466)	449,171

Cash flows from investing activities:
Purchase of Property and Equipment	(413,618)	-
Net cash used in investing activities	(413,618)	-

Cash flows from financing activities:
Borrowing on long-term debt	163,709
Issuance of common stock	375,000
Principal payments on long-term debt	(50,000)	(385,000)
Net cash provided by (used in) financing activities	488,709	(385,000)
Net (decrease) increase in cash	(57,375)	64,171
Cash at beginning of year	64,171	-
Cash at end of year	$6,796	$64,171

Noncash investing and financing transactions:

Cash paid for interest	$127,189	$195,680

Debt satisfied with issuance of common stock	$500,000	$-

The accompanying notes are an integral part of the financial statements.

ItLinkz Group, Inc..
Notes to Consolidated Financial Statements
For the Years Ended June 30, 2007 and 2006

1.	Summary of Significant Accounting Policies

Organization. ItLinkz Group, Inc., f/k/a Medical Technology & Innovations, Inc., f/k/a Southstar Productions, Inc. (the “Company”) was incorporated in the state of Florida in January 1989.  Prior to September 6, 2002, the Company operated two wholly-owned subsidiaries, Medical Technology, Inc. (“MTI”) and Steridyne Corporation (“Steridyne”).  MTI was incorporated in the state of Iowa in April 1993 and Steridyne was incorporated in the state of Florida in 1996.

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

Reincorporation and Increase in Authorized Stock.  Effective at close of business on April 4, 2007, Medical Technology & Innovations, Inc., a Florida corporation, reincorporated in the State of Delaware by merging with and into ItLinkz Group, Inc., a Delaware corporation which was a wholly owned subsidiary of Medical Technology & Innovation, Inc.  As a result of the merger, ItLinkz Group, Inc. is the surviving corporation, the name of the surviving corporation is Itlinkz Group, Inc., and Certificate of Incorporation and Bylaws of Itlinkz Group, Inc. are the Certificate of Incorporation and Bylaws of the surviving corporation.  Each share of common stock, no par value, outstanding of Medical Technology & Innovations, Inc. prior to the merger was converted into one share of common stock, $.001 par value, of Itlinkz Group, Inc., and each share of 12% noncummulative preferred stock $1,000 par value outstanding of Medical Technology & Innovations, Inc., prior to the merger was converted into two shares of 12% noncummulative preferred stock, $500 par value, of ItLinkz Group, Inc.

In addition, the authorized capital stock was changed as follows:
•	The number of shares of authorized common stock was increased from 28,000,000 shares, no par value, to 100,000,000 shares, $.001 par value;
•
The number of shares authorized preferred stock was changed from 100,000,000 shares, $1,000 par value, 12% noncummulative, 5,000,000 preferred shares.  $.001 par value and 45 preferred shares 12% noncumulative, $500 par value of ItLinkz Group, Inc.

•	The number of shares outstanding decreased by 186,302 due to previously issued shares being returned because the consultant/investor not fulfilling the terms of the original consulting agreement.

Principles of Consolidation.  The consolidated financial statements include the Company and its wholly-owned subsidiaries.  All significant inter-company items have been eliminated.

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

Advertising.  Advertising costs of $229,472 and $30,575, for the years ended June 30, 2007 and 2006 have been expensed as incurred.

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

Net Loss Per Common Share.  Basic and diluted net loss per common share was computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during each period.  There were150,000 and no common stock equivalents outstanding as of June 30, 2007 and 2006, respectively.  The impact of common stock equivalents has been excluded from the computation of weighted average common shares outstanding, as the effect would be antidilutive.

Restricted Cash.  Restricted cash is excluded from cash in the Consolidated Statements of Cash Flows until the cash is transferred from the restricted account to the Company’s operating account.  The cash was restricted by court order in anticipation of settling litigation and was placed in escrow.

On July 1, 2006, the court ordered the Company settle this litigation for approximately $704,000.  The Company’s escrow agent paid the settlement from the escrowed funds and returned the balance of the account to the Company.  At that time, the restriction was eliminated.  The settlement amount of $704,000 is included in the liability section of the balance sheet at June 30, 2006.

Property and Equipment.  Property and equipment are carried at cost, less accumulated depreciation computed by the straight-line method over the estimated useful lives of the assets, which are as follows:

Furniture and Equipment	5 years
Leasehold Improvements	4 years
Software	3 years

Stock-Based Compensation.  On January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (FAS 123(R)), which requires companies to recognize in the statement of operations all share-based payments to employees, including grants of employee stock options, based on their fair value. The statement eliminates the ability to account for share-based compensation transactions, as we formerly did, using the intrinsic value method as prescribed by Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees.” We adopted FAS 123(R) using the modified prospective method, which requires the application of the accounting standard as of January 1, 2006. Our consolidated financial statements as of and for the years ended June 30, 2007 and 2006 reflect the impact of adopting FAS 123(R). In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123(R).

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. As stock-based compensation expense is based on awards ultimately expected to vest, it is reduced for estimated forfeitures. FAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company measures compensation expense for its non-employee stock-based compensation under the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.  The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received.  Fair value is measured as the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete.  The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital.

2.	Due to Affiliate. Due to Affiliate consisted of the following at June 30, 2007 and 2006:

	2007	2006

7.5% unsecured note to the Company's Chief Executive Officer, principal and compounding interest due on demand but no later than July 31, 2010	$1,019,976	$1,072,352
Total Long-Term Debt	1,019,976	1,072,352
Less: amounts due in one year	(1,019,976)	(1,072,352)
Long-Term Debt, Net of Current Maturities	$-	$-

3.
Stock Compensation Plans:  On January 12, 2007, the Company’s Board of Directors adopted the 2007 Equity Incentive Plan (the “Plan”).  The Plan is designed to allow for equity based compensation awards in the form of Incentive Stock Options, Nonstatutory Stock Options and Stock Grants.  Subject to the terms and provisions of the Plan, the Board of Directors, at any time and from time to time, may grant shares of stock to eligible persons in such amounts and upon such terms and conditions as the Board of Directors shall determine.  The Board of Directors has the authority to determine all matters relating to the options to be granted under the Plan including selection of the individuals to be granted awards or stock options, the number of stocks, the date, the termination of the stock options or awards, the stock option term, vesting schedules and all other terms and conditions thereof.

A total of 2,122,836 shares of common stock were awarded under the Plan during the year ended June 30, 2007.  The compensation cost that was charged against income for stock compensation plans was $472,326 for the twelve months ended June 30, 2007.

There was one grant of options for 150,000 shares during the year ended June 30, 2007.  No options were granted during the year ended June 30, 2006 and none were outstanding as of July 1, 2006.  There is no intrinsic value of outstanding and exercisable options at June 30, 2007.  No compensation expense has been charged against income for options granted in fiscal 2007 as the amount was not material.

The following table summarizes the option activity under the Plan:

	Fiscal Year 2007		Fiscal Year 2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	-	-	-	-
Granted	150,000	$.50	-	-
Exercised	-	-	-	-
Forfeitures	-	-	-	-
Outstanding at end of year	150,000	$.50	-	-

Options outstanding at June 30, 2007 are all currently exercisable and are summarized as follows:

Options Outstanding	Exercise Price	Remaining Contractual Life
150,000	$.50	2.7 years

4.
Lease Expense.  The Company terminated its main office lease on June 8, 2007.  The Company exchanged furniture and equipment for future lease considerations.   Rent expense for the fiscal years ended June 30, 2007 and 2006 amounted to $74,151 and $9,000 respectively.  The Company subsequently has leased office space under an operating lease agreement with a related party.  Future minimum annual rentals for subsequent fiscal years are as follows at June 30, 2007:

Fiscal Year	Lease Payments
2008	$12,000

5.
Income Taxes.  The Company did not incur any income tax expense for its fiscal years ending June 30, 2007 and 2006, respectively.  As of June 30, 2007 the Company has sustained significant net operating losses (NOLs) for tax purposes.  These NOLs began to expire in various amounts beginning in 2004 and will continue to expire through 2027 NOLs are subject to limitations should the ownership of the Company significantly change.  The deferred tax asset resulting from the above NOL carryforwards has not been recorded in the accompanying financial statements because management is uncertain whether it will be able to realize the benefits related to those NOLs due to lack of taxable income.  Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income.  The Company has not filed various required income tax returns and is in the process of preparing these returns to comply with all applicable regulations.

6.	Preferred Stock. The $500 par value convertible preferred stock is convertible into 599 shares of the Company’s common stock.

7.
Related Party Transactions.  The Company and its wholly-owned subsidiaries have had transactions with various entities, certain of whose principals are also officers or directors of the Company or Itlinkz.

As of January 1, 2000, the Company entered into an Agreement with a company affiliated with the Chairman and Chief Executive Officer to provide litigation management services with regard to the proceedings against LensCrafters et al; and to pay or advance all attorneys’ fees and other litigation costs incurred by the Company to pursue this litigation.  No costs or expenses will be reimbursed in the event the litigation is unsuccessful.  On January 6, 2003, the Agreement was amended to incorporate the litigation management of all of the current litigation.  In return for assuming the additional litigation, the Company agreed to reimburse 35% of the gross judgment, award or settlement from the LensCrafters litigation and all costs associated with managing it to the affiliated company.  The total amount due to the affiliated company at June 30, 2006, was $1,404,503.

As of June 30, 2007, the Company had a note payable to Growth Capital Resources, which is controlled by the Company’s Chairman, for $525,861.  The Company also had notes payable to the Company’s Chairman for $494,115 on June 30, 2007 and for $1,072,352 on June 30, 2006.  Additionally, as of June 30, 2007 and 2006, the other amounts payable to the Company’s Chairman and Chief Executive Officer were $209,674 and $715,224, respectively, consisting of accrued wages, rent and reimbursable expenses.

The Company has leased office space under an operating lease with Queen Street Development Partners, a related party.

8.
Contingent Liabilities.  On September 6, 2002, the Company entered into an Agreement in Lieu of Foreclosure with a company that is affiliated with the Chairman and Chief Executive Officer.  The agreement transferred the liabilities of the Company and its subsidiaries to Polycrest Holdings, Inc., including contingent liabilities related to litigation matters.  The Company retained certain contingent liabilities, the Company’s lease of its headquarters building, its employment agreement with the Chairman and Chief Executive Officer and contingent liabilities associated with the various litigation matters.  As of June 30, 2006, the Company accrued $704,033, related to those litigation-related contingent liabilities.

9.
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

10.
Litigation Matters.  In March 2005, the Company and its Chairman were named among six defendants in an action titled “Bassichus et al. v. Sight 4 Kids, Inc. et al.” pending in a United States District Court for the Southern District of New York.  The plaintiffs were investors in Sight 4 Kids, Inc., a corporation controlled by Jeremy Feakins, our Chairman.  The complaint demanded damages in excess of $2,000,000 for torts allegedly committed in connection with the investors’ investment in Sight 4 Kids, Inc.  The complaint alleged that the Company was an alter ego of Sight 4 Kids, Inc.  Based on the allegation, the Court Ordered that the Company place into escrow $3,000,000 pending resolution of the Bassichus action.  Those funds were classified as “Restricted Cash” on our balance sheet as of June 30, 2006, and an accrual of $704,000 was included in “Accrued Expenses” on account of the pending action. On July 1, 2006 the action was settled and all of the claims were disposed of.  The Company paid $704,000 from the escrowed funds to settle the matter, and the remainder of the escrowed funds were released to the Company.

11.
Contract to Acquire Landway Nano Bio-Tech, Inc.  On June 4, 2007 the Company entered into a Share Purchase and Merger Agreement dated June 1, 2007 with Landway Nano Bio-Tech, Inc., a Delaware corporation (“Landway Nano”), and with Huaqin Zhou and Xiaojin Wang, two investors associated with Landway Nano.  Landway Nano is a holding company that owns 100% of the registered capital of Shandong Sishui Spring Pharmacy Limited Company, a Chinese corporation that develops, manufactures and markets gingko products in the Peoples Republic of China.  Closing of the agreement is subject to satisfactory due diligence and satisfaction of certain other conditions.  The agreement contemplates that the two investors will purchase, for $530,000, 500 shares of a newly designated Series B Preferred Stock to be issued by the Company, and that the Company will issue an additional 500 shares of Series B Preferred Stock to the shareholders of Landway Nano in exchange for all of the capital stock of Landway Nano.  The 1000 shares of Series B Preferred Stock will be convertible into 99% of the outstanding common stock of the Company, and will have 99% of the voting power in the Company.

12.
Subsequent Event – Sale of Series B Preferred Stock.  On July 31, 2007, pursuant to the Share Purchase and Merger Agreement described in the preceding Note, Huaqin Zhou and Xiaojin Wang purchased 500 shares of Series B Preferred Stock for $530,000.

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 8A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Jeremy Feakins, our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of Itlinkz’s disclosure controls and procedures as of June 30, 2007.  Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed by Itlinkz in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to ensure that information Itlinkz is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  Based on his evaluation, Mr. Feakins concluded that Itlinkz’ systems of disclosure controls and procedures were effective as of June 30, 2007.

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

Item 8B.   Other Information

None.
PART III.

Item 9.  Directors, Executive Officers, Promoters and Control Persons;  Compliance With Section 16(a) of the Exchange Act

The executive officers and directors of the Company are identified in the table below.

NAME	POSITION WITH COMPANY	DATE ELECTED DIRECTOR	AGE

Jeremy Feakins	Director, Chief Executive Officer, Chief Financial Officer	April 1996	53

Theodore F. diStefano	Director	March 2007	69

BUSINESS EXPERIENCE

Jeremy Feakins.  Mr. Feakins was originally elected to the Company’s board in April of 1996.  Since 1989, he has served as President of Medical Technology, Inc. (MTI) and in October 1995, became the President and Chief Executive Officer of Itlinkz. In October 2004 Mr. Feakins founded Care Recruitment Solutions International, Inc., which was engaged in the business of international placement of nurses.  Mr. Feakins served as Chief Executive Officer of Care Recruitment Solutions, Inc. and its successor, CRSI Group, Inc. until August 2006, when it terminated its nurse placement operations.  He continues to serve as a member of the Board of Directors of Caspian International Oil Corporation (Pink Sheets:  CIOC), which is the successor to CRSI Group, Inc.  From 2002 until 2004 Mr. Feakins was also employed as a Managing Member of Steridyne Industries, LLC., an importer of medical devices.  Steridyne filed for a Chapter 7 liquidation in bankruptcy in December 2004 after Hurricanes Francis and Charley damaged Steridyne’s warehouse in Florida and destroyed its inventory.  Since 1995, Mr. Feakins has also served as Chairman of Growth Capital Resources, LLC a venture capital and management consulting firm.  From 1980 to 1986, he was the managing Director of Craft Master, Limited, a South African corporation, which was a manufacturer and exporter of point of purchase display systems.  Mr. Feakins received his degree in accounting from the Royal Naval Secretarial and Accounting College, Chatham, Great Britain.

Theodore F. di Stefano.  Since 2001 Mr. di Stefano has been engaged in the business of management consulting, as a Principal in Capital Source Partners, which provides investment banking services to small and medium-sized businesses.  From 1992 to 2003, Mr. di Stefano was employed as Chief Executive Officer of Slater Health Center, which provided nursing and rehabilitation services.  Mr. di Stefano was awarded a Masters in Business Administration by Boston University in 1966.  In 1962 he was licensed as a certified public accountant by the State of Rhode Island.

Audit Committee; Compensation Committee

The Board of Directors has not appointed an Audit Committee or a Compensation Committee, since the Board has only two members.  There is no audit committee financial expert on the Board, as the Company has not reached a level of operations sufficient to attract a qualified expert to the Board.

Code of Ethics

The Company does not have a written code of ethics applicable to its executive officers.  The Board of Directors has not adopted a written code of ethics because there are so few members of management.

Compliance With Section 16(A) Of The Exchange Act

None of the officers, directors or beneficial owners of more than 10% of the Company’s common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended June 30, 2007.

Item 10.  Executive Compensation

SUMMARY COMPENSATION TABLE

The following table sets forth information concerning the compensation of the Company’s executive officers whose compensation exceeded $100,000 for the fiscal years ending June 30, 2007.

Name and Principal Position (1)	Fiscal Year	Annual Compensation Salary	All Other Compensation

J. Feakins,	2007	$240,625	128,750
Chief Executive Officer	2006	$62,500	-
	2005	$62,500

“All Other Compensation” consists of stock compensation in the amount of $18,750 and consulting fees in the amount of $110,000.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

There are 12,724,438 shares of the Company’s common stock issued and outstanding.  In addition, there are 500 shares of Series B Convertible Preferred Stock issued and outstanding, which can be converted into 404,933,115 common shares.  Therefore, the total outstanding common stock on a fully-diluted basis is 417,657,553 shares.  The holders of the Series B Preferred Stock have voting power equivalent to the common shares into which the Series B shares are convertible.

The following table sets forth information known to us with respect to the beneficial ownership of our common stock (assuming conversion of the Series B Convertible Preferred Stock) by the following:

•	each shareholder who beneficially owns more than 5% of our common stock (on a fully-diluted basis);

•	Jeremy Feakins, our Chief Executive Officer

•	each of the members of the Board of Directors; and

•	all of our officers and directors as a group.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percentage of Voting Power
Jeremy Feakins	5,540,005	(2)	1.3%
Theodore Di Stafano	150,000	(3)	0.3%

All officers and directors as a group (2 persons)	5,690,005		1.4%

Huakin Zhou	202,466,557	(4)	48.5%
Xiaojin Wang	202,466,557	(4)	48.5%
________________________________
(1)	Except as otherwise noted, all shares are owned of record and beneficially.
(2)	Includes 607,277 shares owned of record by Growth Capital Resources, LLC, of which Mr. Feakins is a control person.
(3)	Includes 150,000 shares that Mr. Di Stefano may purchase upon exercise of an option at $.50 per share.
(4)	Represents common shares issuable upon conversion of shares of Series B Preferred Stock.

Item 12.  Certain Relationships and Related Transactions

During fiscal 2007, the Company accrued wages payable to Jeremy Feakins, the Company’s Chairman and Chief Executive Officer, amounting to $112,500 which was included on the Balance Sheet as of June 30, 2007.

In March 2007 Mr. Feakins agreed to convert $500,000 of debt owed to him by the Company into 2,000,000 shares of common stock.

Item 13.  Exhibits

(a)	Exhibits:

3.1.	Certificate of Incorporation of itLinkz Group, Inc. - filed as an Appendix to the Definitive Information Statement on Form 14 (c) filed on March 13, 2007

3.2	By-laws - filed as an exhibit to the Current Report on Form 8-K dated April 7, 2007 and incorporated herein by reference.

10-a
Share Purchase and Merger Agreement dated June 1, 2007 among ItLinkz Group, Inc., Landway Acquisition Corp., and Landway Nano Bio-Tech, Inc. - filed as an exhibit to the Current Report on Form 8-K dated June 4, 2007 and incorporated herein by reference.

10-b	Form of Certificate of Designation of Series B Preferred Stock. - filed as an exhibit to the Current Report on Form 8-K dated June 4, 2007 and incorporated herein by reference.

10-c
Form of Assignment and Assumption and Management Agreement among ItLinkz Group, Inc., ItLinkz Corporation and Jeremy P. Feakins -  filed as an exhibit to the Current Report on Form 8-K dated June 4, 2007 and incorporated herein by reference.

21.1	Subsidiaries.	Medical Technology, Inc.
Steridyne Corporation.
itLinkz Corporation

31	Rule 13a-14(a) Certification

32	Rule 13a-14(b) Certification

ITEM 14  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Stegman & Company billed $35,000 to the Company for professional services rendered for the audit of our fiscal 2007 financial statements and review of fiscal 2007 quarterly financial statements on Form 10-QSB.  Stegman & Company billed $17,500 to the Company for professional services rendered for the audit of our fiscal 2006 financial statements and review of fiscal 2006 quarterly financial statements on Form 10-QSB.

Audit-Related Fees

Stegman & Company billed $750 and $0 to the Company during fiscal 2007 and fiscal 2006, respectively, for assurance and related services that are reasonably related to the performance of the audits.

Tax Fees

Stegman & Company billed $33,215 and $0 to the Company during fiscal 2007 and fiscal 2006, respectively,  for professional services rendered for tax compliance, tax advice and tax planning.  Amounts billed during fiscal 2007 related to the preparation of the Company’s tax filings for the fiscal years ended, June 30, 2000 through June 30, 2006.

All Other Fees

Stegman & Company billed $0 to the Company in fiscal 2007 and fiscal 2006 for services not described above.

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

ITLINKZ GROUP, INC.

BY:	/s/ Jeremy P. Feakins
Jeremy P. Feakins, Chief Executive Officer

Date: September 27, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jeremy P. Feakins
Jeremy P. Feakins, Chief Executive Officer,
Chief Financial Officer, and Director

Date: September 27, 2007

/s/ Theodore F. di Stefano
Theodore F. di Stefano, Director

Date: September 27, 2007