Form 10QSB
period 2007-09-30
itLinkz Group, Inc.
filed 2007-11-19
CIK 847464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO __________

COMMISSION FILE NUMBER: 33-27610-A

---------------

ITLINKZ GROUP, INC.

(EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

DELAWARE	65-2954561
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

c/o American Union Securities
100 Wall St. 15th Floor New York, NY                 10005
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)

ISSUER 'S TELEPHONE NUMBER, INCLUDING AREA CODE: 212-232-0120

           Indicate  by check mark  whether the  Registrant  (1) has filed all reports required to be filed by Section 13 or 15(d) of the  Securities  Exchange  Act of 1934  during  the  preceding  12 months  (or for such  shorter  period  that the Registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

           Indicate  by check mark  whether  the  registrant  is a shell  company  (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|.

           The number of shares of Common Stock of the Registrant, par value $.001 per Share, outstanding at September 30, 2007 was 12,724,438.

           Transitional Small Business Disclosure Format (Check one): Yes |_|  No |X|.

ITLINKZ GROUP,  INC.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

ITLINKZ GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2007
(UNAUDITED)

ASSETS
Current assets:
Cash and cash equivalents	$ 776,638
Inventory	88,609
Advance to suppliers	85,491
Loan to affiliate	938,454
Total Current Assets	1,889,192

Property and equipment, net of accumulated depreciation of $37,847	2,796,168

Land use right, net	1,328,352

Total Assets	$ 6,013,712

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	81,871
Taxes payable	84,824
Accrued expenses and other payables	1,616
Total Current Liabilities	168,311

Stockholders' Equity
Preferred stock series A, $500 par value, 45 shares authorized and outstanding	22,500
Preferred stock series B convertible, $0.001 par value, 5,000,000 shares authorized,
1,000 shares issued and outstanding	1
Common stock, $0.001 par value, 100,000,000 shares authorized;
12,724,438 shares issued and outstanding as of September 30, 2007	12,724
Additional paid-in capital	4,079,695
Accumulated other comprehensive income	317,791
Retained earnings	1,412,690
Total Stockholders' Equity	5,845,401

Total Liabilities and Stockholders' Equity	$ 6,013,712

The accompanying notes are an integral part of these condensed consolidated financial statements

ITLINKZ GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
FOR THE SIX AND THREE MONTHS ENDED SEPTEMBER 30, 2007 & 2006

	Three-Month Ended September 30, 2007	September 30, 2006	Six-Month Ended September 30, 2007	September 30, 2006

	$ 3,331,835	$ -	$ 5,247,604	$ -
Sales

Cost of Sales	1,465,822	-	2,319,518	-

Gross Profit	1,866,013	-	2,928,086	-

Operating Expenses
Selling, general and administrative	713,114	-	1,072,640	-

Operating income	1,152,899	-	1,855,446	-

Other Income and Expenses
Interest income	187	-	885	-
Other expense	(1,993)	-	(4,598)	-

Income Before Income Taxes	1,151,093	-	1,851,733	-

Provision for Income Taxes	385,076	-	586,809	-

Net Income	766,017	-	1,264,924	-

Other Comprehensive Income:
Foreign currency translation adjustment	68,953	-	156,496	-

Comprehensive Income	$ 834,970	$ -	$ 1,421,420	$ -

Basic income per common share	$ 0.06	$ -	$ 0.10	$ -

Weighted average common shares	12,724,438	1,000,000	12,724,438	1,000,000

The accompanying notes are an integral part of these condensed consolidated financial statements

4 ITLINKZ GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2007 & 2006

		2007	2006

Cash Flows From Operating Activities:		$ 1,264,924	$ -
Net income
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization		31,534		-

Changes in operating assets and liabilities:
Inventory		(88,609)		-

Advances to suppliers	(85,491)	-
Accounts payable	2,442	-
Taxes payable	84,824	-
Accrued expenses and other payables	(135,413)	-

Cash provided by operating activities	1,074,211	-

Cash Flows From Investing Activities:
Purchase of fixed assets	(31,436)	-
Additions to construction in process	(339,784)	-
Purchase of land use right	(302,023)	-

Cash used in investing activities	(673,242)	-

Cash Flows From Financing Activities
Payment for loan to related party	(419,828)	-

Cash (used in) financing activities	(419,828)	-

Effect of exchange rate changes on cash and cash equivalents	115,727	-

Increase (decrease) in cash and cash equivalents	96,868	-

Cash and Cash Equivalents - Beginning of period	679,770	-

Cash and Cash Equivalents - End of the period	$ 776,638	$ -

Supplemental Disclosure of Cash Flow Information:

Cash paid during the period for:
Interest	$ -	$ -
Income taxes	$ 649,780	$ -

The accompanying notes are an integral part of these condensed consolidated financial statements

1.  BASIS OF PRESENTATION AND ORGANIZATION

ItLinkz Group, Inc., formerly known as Medical Technology & Innovations, Inc. and Southstar Productions, Inc.(the “Company” or “Itlinkz Group”), was incorporated in the state of Florida in January 1989.

On June 4, 2007 the Company entered into a Share Purchase and Merger Agreement dated June 1, 2007 with Landway Nano Bio-Tech, Inc., a Delaware corporation (“Landway Nano”), and with Huaqin Zhou and Xiaojin Wang, two investors associated with Landway Nano.  Landway Nano is a holding company that owns 100% of the registered capital of Shandong Spring Pharmaceutical Co., Ltd. (“Shandong Spring”), ”), a corporation organized under the laws of The People’s Republic of China (“PRC”).  Shandong Spring Pharmaceutical is engaged in the business of developing, manufacturing and marketing gingko products in the PRC.   The agreement contemplates that the two investors will purchase, for $530,000, 500 shares of a newly designated Series B Preferred Stock to be issued by the Company, and that the Company will issue an additional 500 shares of Series B Preferred Stock to the shareholders of Landway Nano in exchange for all of the capital stock of Landway Nano.  The 1000 shares of Series B Preferred Stock will be convertible into 99% of the outstanding common stock of the Company, and will have 99% of the voting power in the Company.

On July 31, 2007, pursuant to the Share Purchase and Merger Agreement described in the preceding Note, Huaqin Zhou and Xiaojin Wang purchased 500 shares of Series B Preferred Stock for $530,000.

On September 28, 2007, the Company acquired all of the outstanding capital stock of Landway Nano by issuing to the shareholders of Landway Nano additional 500 shares of Series B Preferred Stock. The 1,000 shares of Series B Preferred Stock are convertible into 809,866,230 shares of common stock, and the holders of the Series B preferred stock have voting power equivalent to the common shares into which the Series B shares are convertible.  The Board of Directors of the Company also elected Mr.Yan Tinghe and Mr. Zhang Jirui, the executive officers of Shandong Spring Pharmaceutical, to serve as members of the Board, and they together elected Yan Tinghe to serve as the Chief Executive Officer and Zhang Jirui to serve as Chief Financial Officer of Itlinkz Group.

As a result of these transactions, there was a change in control of the Company as the shareholders of Landway Nano became the majority shareholders of Itlinkz Group.

For accounting purposes, the transaction has been accounted for as a reverse acquisition under the purchase method of accounting. Accordingly, Landway Nano was treated as the continuing entity for accounting purposes.

Landway Nano, incorporated on November 17, 2006 under the laws of the State of Delaware, through its wholly-owned subsidiary, Shandong Spring, is engaged in the business of developing, manufacturing and marketing gingko products and other dietary supplement products in the PRC.

1.  BASIS OF PRESENTATION AND ORGANIZATION (Continued)

The Company’s condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, necessary for their fair presentation in conformity with accounting principles generally accepted in the United Stated of America.

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-QSB should be read in conjunction with Management’s Discussion and Analysis and the financial statements and notes thereto included in the Company’s Form 8-K filed on September 27, 2007.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

In preparing the financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting year. Significant estimates, required by management, include the recoverability of long-lived assets and the valuation of inventories.  Actual results could differ from those estimates.

Principles of consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Landway Nano and Shandong Spring. All significant inter-company balances and transactions are eliminated in consolidation.

Cash and cash equivalents

For purposes of the statement of cash flow, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivables

Accounts receivables are stated at net realizable value. Any allowance for doubtful accounts is established based on the management’s assessment of the recoverability of accounts and other receivables. A considerate amount of judgment is required in assessing the realization of these receivables, including the current credit worthiness of each customer and the related aging analysis. The Company has no outstanding balance of account receivable for the years ended September 30, 2007 and 2006.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and equipment

Property and equipment are stated at cost, net of accumulated depreciation.  Maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of 3-10 years.

Revenue recognition

The Company’s revenue recognition policies are in compliance with Staff Accounting Bulletin (“SAB”) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are recorded as customer deposits.

Income taxes

The Company accounts for income tax under the provisions of SFAS No.109 "Accounting for Income Taxes", which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the financial statements or tax returns.  Deferred income taxes are recognized for all significant temporary differences between tax and financial statements bases of assets and liabilities.  Valuation allowances are established against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. There are no deferred tax amounts at September 30, 2007 and 2006, respectively.

Under the Income Tax Laws of PRC, the Company is generally subject to an income tax at effective rate of 33% (30% state income taxes plus 3% local income taxes) on income reported in the statutory financial statements after appropriated tax adjustments. The company recorded an income tax provision of $586,809 for the six months ended September 30, 2007 and no provision for the six months ended September 30, 2006.

Value-added tax

Sales revenue represents the invoiced value of goods, net of a Value-Added Tax ( “ VAT ” ). All of the Company ’s products that are sold in the PRC are subject to a Chinese value-added tax at a rate of 4% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing their finished product. The Company did not have any recorded VAT Payable or VAT receivable net of payments in the financial statements. The VAT tax return is usually filed offsetting the payables against the receivables.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair value of financial instruments

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable, other receivables, accounts payable, accrued expenses, taxes payable, notes payable and other loans payable approximate fair value due to the short-term nature of these items.  The carrying amounts of bank borrowings approximate the fair value based on the Company's expected borrowing rate for debt with similar remaining maturities and comparable risk.

Foreign currency translation

The Company’s functional currency is the Renminbi (“RMB”). Foreign currency transactions are translated at the applicable rates of exchange in effect at the transaction dates. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the applicable rates of exchange in effect at that date. Revenues and expenses are translated at the average exchange rates in effect during the reporting period.

Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders' equity as "Accumulated Other Comprehensive Income".  Gains and losses resulting from foreign currency translations are included in Accumulated Other Comprehensive Income.

Translation adjustments resulting from this process amounted to $317,791 as of September 30, 2007. The balance sheet amounts with the exception of equity at September 30, 2007 were translated at 7.4928 RMB to $1.00 USD. The equity accounts were stated at their historical rate. The average translation rates applied to income statement accounts for the six months ended September 30, 2007 and 2006 were 7.6140 RMB and 8.1831 RMB, respectively.

Earnings (Loss) per share

Basic earnings (loss) per share are computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

New accounting pronouncements

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115 (FAS 159). FAS 159 will become effective for the company on January 1, 2008. This standard permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The Company does not anticipate that the election, if any, of this fair-value option will have a material effect on results or operations or consolidated financial position.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, where fair value is the relevant measurement attribute. The standard does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting SFAS 157 on its financial statements.

In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognizes in its consolidated financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for the Company on January 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements.

3.   PROPERTY AND EQUIPMENT, NET

Property and equipment at September 30, 2007 consist of the following:

Machinery & Equipment	$	$ 135,084
Furniture & Fixture		84,139
Subtotal		219,223

Less: Accumulated Depreciation		(37,847)
Construction in progress		2,614,792

Total Property and equipment, net		$2,796,168

3. PROPERTY AND EQUIPMENT, NET (Continued)

The depreciation expense for the six months ended September 30, 2007 was $19,907. There was no depreciation expense recorded for the six months ended September 30, 2006 as the

Company has no activities for the period.

Construction in progress represents direct costs of construction or acquisition and design fees incurred for the Company’s new plant and equipment. Capitalization of these costs ceases and the construction in progress is transferred to plant and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. No depreciation is provided until it is completed and ready for its intended use.

4.      RELATED PARTY TRANSACTIONS

The Company, from time to time, borrows funds from its affiliate company, Shandong YongchunTang Co., Ltd. (“YCT”) to finance its construction of the new plant. Prior to completion of its own plant, the Company purchases all of its goods for sales from YTC and also makes advanced payments to YCT to secure the supplies. The other receivables, in the amount of $938,454 as of September 30, 2007, represent the net balance due from YTC. The entire balance of the receivables is expected to be repaid within one year and no allowance is deemed necessary.

5.      MAJOR CUSTOMER AND VENDORS

The Company sells products to individual retail customers and does not have major customer due to the high level competition within the industry.

YTC, an affiliate of the Company, supplied 100% of the Company’s purchases for the six months ended September 30, 2007.

6.       LAND USE RIGHT

All land in the People’s Republic of China is government owned and cannot be sold to any individual or company. However, the government grants the user a “ land use right ” (the Right) to use the land. The Company received the land use right as a form of capital contribution from one of its shareholders during 2006 for the amount that was originally paid for. The Company has the right to use the land for 50 years and amortizes the Right on a straight line basis of the 50 years. The amortization expense for the six months ended September 30, 2007 was $11,626.

7.       STOCKHOLDERS’ EQUITY

On July 16, 2007, in accordance with the Share Exchange Agreement with Landway Nano, the Company issued 500 shares of its newly-designated Series B Convertible Preferred Stock to two individual investors, of which series each share will convert into 404,933,115 shares of the Company’s common stock.

On September 28, 2007, the Company issued additional 500 shares of Series B Convertible Preferred Stock to the shareholders of Landway Nano, which will also be converted into 404,933,115 shares of the Company’s common stock.

As of September 30, 2007, there were 45 shares of Series A Preferred Stock, 1,000 shares of series B Preferred Stock and 12,724,438 shares of Common Stock issued and outstanding.

The Series B Preferred Stock is not convertible until the reverse split of the Company’s common stock in the ratio of 1:28 takes effect, which is anticipated to occur in the fourth quarter of 2007.

8.     CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

The Company ’s operations are carried out in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC’s economy.

The Company’s operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in the North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

9.      SUBSEQUENT EVENT

On October 15, 2007, the Company’s Board of Directors adopted a resolutions to (i) change the name of the corporation from ITLINKZ Group to “China YCT International Group, Inc.”; (ii) effect a reverse split of the Company’s common stock in the ratio of 1:28.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

Outline of Our Business

After several years of dormancy, Itlinkz Group, Inc. was engaged from summer of 2006 until October 2007 in the business of developing and maintaining online social networking sites.  In October 2007 Itlinkz Group transferred the assets related to that business to its former Chief Executive Officer in exchange for relief from the debts incurred in establishing that business.

Itlinkz Group, Inc. is now a holding company whose business is carried out entirely by Shandong Spring Pharmaceutical Co., Ltd.  (“Shandong Spring Pharmaceutical”).  Shandong Spring Pharmaceutical was organized in 2005 under the laws of The People’s Republic of China.  From January 2006 until January 2007 management was engaged in developing the company’s manufacturing facility and distribution network.  In January 2007 Shandong Spring Pharmaceutical commenced revenue-producing activities, specifically distributing products manufactured by Shandong Yong Chun Tang Bioengineering Co., Ltd. (“Shandong Yong Chun Tang”), which is owned by Yan Tinghe, the Chairman of Shandong Spring Pharmaceutical.

Shandong Spring Pharmaceutical was originally organized as a subsidiary of Shandong Yong Chun Tang for the purpose of focusing on advanced technology related to the use of gingko as an aide to health.  Shandong Yong Chun Tang later transferred ownership of Shandong Spring Pharmaceutical to its equity-holders.  Nevertheless the business plan remains focused on developing a fully-integrated business engaged primarily in the application of advanced biological engineering technology to the growth and refining of gingko and the use of its constituent compounds in products that will provide health benefits and/or cosmetic advantages.

In order to fully implement its business plan, Shandong Spring Pharmaceutical will require a large capital infusion to finance the creation of state-of-the-art facilities for the extraction of compounds from gingko and the formulation of products based on those compounds.  In order to fund its operations and to attract investment, Shandong Spring Pharmaceutical is currently engaged in distributing health and beauty aides as well as toiletries manufactured by Shandong Yong Chun Tang.  This relatively profitable business is generating funds that can be applied to Shandong Spring Pharmaceutical’s long-term plans.  It is also helping Shandong Spring Pharmaceuticals develop the distribution network that it will use to market its proprietary products, once production begins.

Results of Operations

Shandong Spring Pharmaceutical had no operations during the six months ended September 30, 2006.  It commenced revenue-producing operations only in January 2007.  In the six months ended September 30, 2007, Shandong Spring Pharmaceutical realized $5,247,604 in revenue, including $3,331,835 in the quarter ended September 31, 2007.  During those periods, no single product accounted for more than 20% of our revenue, and a total of 38 products each contributed to revenue, including both health care supplements, cosmetics and toiletries.

All of the business reflected in the financial statements filed with this Report consisted of resale of products purchased by Shandong Spring Pharmaceutical from Shandong Yong Chun Tang Bioengineering Co., Ltd. (“Shandong Yong Chun Tang”). The purchases are made pursuant to a

Purchase & Sale Contract dated December 26, 2006, which sets forth the wholesale price that Shandong Spring Pharmaceutical pays to Shandong Yong Chun Tang for each of the 38 products governed by the Contract.  Since Shandong Spring Pharmaceutical is not an exclusive distributor for Shandong Yong Chun Tang, its resale prices are determined in large part by competition.  For that reason, the gross margin realized by Shandong Spring Pharmaceutical was nearly identical in both quarters of this fiscal year, averaging 56%, despite the 72% increase in sales from the 1st  quarter to the 2nd quarter.  We expect the gross margin to remain stable at approximately 56% for Shandong Yong Chun Tang products that we distribute.  Our company’s gross margin, therefore, will change only when we begin to manufacture and produce our own product lines.

Our selling, general and administrative expenses in the six months ended September 30, 2007 were equal to 20% of our revenue, 21% in the quarter ended September 30, 2007.  We expect that several factors will cause our selling, general and administrative expenses to increase in the coming months:

•

If we are successful in obtaining the funds to complete our manufacturing facility, we will initiate manufacturing activities during the 2008 fiscal year.  This will cause us to incur facility costs and the expense of administrative personnel..

•

Although we have $2.8 million in property, plant and equipment on our balance sheet, we are not recording any significant amount of depreciation, since we have not put our facility into service yet.  When we commence manufacturing, we will begin to depreciate our property, plant and equipment.

•

The recent merger of Shandong Spring Pharmaceutical into a subsidiary of Itlinkz Group has transferred to Shandong Spring Pharmaceutical the burden of paying the expenses associated with being a public company in the United States, including accounting and legal fees, and the expense of maintaining appropriate investor relationships.

Our operations produced net pre-tax income of $1,851,733 in the six months ended September 30, 2007 and $1,151,093 in the three months ended September 30, 2007.  In both periods we incurred income tax at the rate of 33%.  In future periods we expect to become eligible for the tax abatement that China affords newly-profitable companies – two years tax-free and two years at 50% tax rate.  We cannot predict when we will obtain the abatement, however, since it occurs only after a lengthy application process.

Our business operates entirely in Chinese Renminbi, but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars results in translation adjustments, which are reported as a middle step between net income and comprehensive income.  The net income is added to the retained earnings on our balance sheet; while the translation adjustment is added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  In the six months ended September 30, 2007, the effect of converting our financial results to Dollars was to add $156,496 to our accumulated other comprehensive income.

Liquidity and Capital Resources

At September 30, 2007 Shandong Spring Pharmaceutical had $1,720,881 in working capital, an increase of $738,942 since the beginning of the current fiscal year on April 1, 2007.   The greater portion of our current working capital consists of a debt of $938,454 due to us from Shandong Yong Chun Tang, our supplier.  We expect that debt to be liquidated in the near future by delivery to us of products for resale, which will correspondingly increase the cash flow from our operations.

Our current level of working capital is sufficient to fund our current operations.  In each of the three quarters in which we have carried on marketing activity, our operations produced positive cash flow - $179,648 in the year ended March 31, 2007, $354,302 in the quarter ended June 30, 2007, and $719,909 in the quarter ended September 30, 2007.  Because we carry very little inventory and no accounts receivable, we expect to continue to operate cash-positive as long as our business consists entirely of distribution of Shandong Yong Chun Tang’s products.

To this point the development of Shandong Spring Pharmaceutical and its initial operations have been funded by capital contributions from its shareholders and by occasional loans from management and their associates, all of which have been repaid.  As a result, at September 30, 2007 Shandong Spring Pharmaceutical had over $4 million in current assets and fixed assets and no debt.  This situation provides an opportunity to fund future development and an expansion of operations through bank debt by pledging the company’s fixed assets as collateral.  We expect that financing of this variety will be readily available to us, when our manufacturing facility approaches completion.

In order to fully implement our business plan, however, we will require capital contributions far in excess of our current asset value.  Our budget for bringing our manufacturing facility to an operating level that assures profitability is $10 million.  To fully implement our business plan - including development of a facility to utilize our proprietary method of extracting flavones from ginkgo by using enzyme technology - we expect to need $40 million.  Our expectation, therefore, is that we will seek to access the capital markets in both the U.S. and China to obtain the funds we require.  At the present time, however, we do not have commitments of funds from any source.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on their financial condition or results of operations.

Risk Factors that May Affect Future Results

You should carefully consider the risks described below before buying our common stock.  If any of the risks described below actually occurs, that event could cause the trading price of our common stock to decline, and you could lose all or part of your investment.

Because we have not yet commenced our production operations, unexpected factors may hamper our efforts to implement our business plan.

Our business plan contemplates that we will become a fully-integrated grower, manufacturer and marketer of health care and cosmetic products.  At the present time, however, our entire business consists of distributing products for Shandong Yong Chun Tang.  In order to fully implement our business plan, we will have to successfully complete the development of an agricultural facility and an industrial facility.   The complexity of this undertaking means that we are likely to face many challenges, some of which are not yet foreseeable.  Problems may occur with our raw material production and with the roll-out of efficient manufacturing processes.  If we are not able to minimize the costs and delays that result, our business plan may fall short of its goals, and we will be unable to achieve profitability.

The capital investments that we plan may result in dilution of the equity of our present shareholders.

Our business plan contemplates that we will invest approximately $40 million in capital improvements during the next five years.  At very least, we estimate that we will be unable to achieve profitable operations as an independent producer unless we invest over $10 million in our facility.  We intend to raise the largest portion of the necessary funds by selling equity in our company.  At present we have no commitment from any source for those funds.  We cannot determine, therefore, the terms on which we will be able to raise the necessary funds.  It is possible that we will be required to dilute the value of our current shareholders’ equity in order to obtain the funds.  If, however, we are unable to raise the necessary funds, our growth will be limited, as will our ability to compete effectively.

We are subject to the risk of natural disasters.

We intend to produce the greater portion of our raw materials.  In particular, we intend to produce our own gingko.  Gingko is a very sensitive crop, which can be readily damaged by harsh weather, by disease, and by pests.  If our crops are destroyed by drought, flood, storm, blight, or the other woes of farming, we will not be able to meet the demands of our manufacturing facility, which will then become inefficient and unprofitable.  In addition, if we are unable to produce sufficient products to meet demand, our distribution network is likely to atrophy.  This could have a long-term negative effect on our ability to grow our business, in addition to the near-term loss of income.

If we lost control of our distribution network, our business would fail.

We depend on our distribution network for the success of our business.  Competitors may seek to pull our distribution network away from us.  In addition, if dominant members of our distribution network become dissatisfied with their relationship with Shandong Spring Pharmaceutical, a concerted effort by the distribution network could force us to accept less favorable financial terms from the distribution network.  Either of these possibilities, if realized, would have an adverse effect on our business.

Increased government regulation of our production and/or marketing operations could diminish our profits.

At present, there is no significant government regulation of the health claims that participants in our industry make regarding their products.  In addition, there is only limited government regulation of the conditions under which we will manufacture our products.  Other developed countries, such as the United States and, in particular, members of the European Community, have far more extensive regulation of the operations of nutraceuticals and plant-based cosmetics, including strict limitations on the health-related claims that can be made without scientifically-tested evidence.  It is not unlikely, therefore, that China will increase its regulation of our activities in the future.  To the extent that new regulations required us to conduct a regimen of scientific tests of the efficacy of our products, the expense of such testing would reduce our profitability.  In addition, to the extent that the health benefits of some of our products could not be fully supported by scientific evidence, our sales might be reduced.

Our business and growth will suffer if we are unable to hire and retain key personnel that are in high demand.

Our future success depends on our ability to attract and retain highly skilled agronomists, biologists, chemists, industrial technicians, production supervisors, and marketing personnel.  In general, qualified individuals are in high demand in China, and there are insufficient experienced personnel to fill the demand.  In a specialized scientific field, such as ours, the demand for qualified individuals is even greater.  If we are unable to successfully attract or retain the personnel we need to succeed, we will be unable to implement our business plan.

We may have difficulty establishing adequate management and financial controls in China.

The People’s Republic of China has only recently begun to adopt the management and financial reporting concepts and practices that investors in the United States are familiar with.  We may have difficulty in hiring and retaining employees in China who have the experience necessary to implement the kind of management and financial controls that are expected of a United States public company.  If we cannot establish such controls, we may experience difficulty in collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet U.S. standards.

Government regulation may hinder our ability to function efficiently.

The national, provincial and local governments in the People’s Republic of China are highly bureaucratized.  The day-to-day operations of our business will require frequent interaction with representatives of the Chinese government institutions.  The effort to obtain the registrations, licenses and permits necessary to carry out our business activities can be daunting.  Significant delays can result from the need to obtain governmental approval of our activities.  These delays can have an adverse effect on the profitability of our operations.  In addition, compliance with regulatory requirements applicable to agriculture and to nutraceutical manufacturing and marketing may increase the cost of our operations, which would adversely affect our profitability.

Capital outflow policies in China may hamper our ability to pay dividends to shareholders in the United States.

The People’s Republic of China has adopted currency and capital transfer regulations. These regulations require that we comply with complex regulations for the movement of capital. Although Chinese governmental policies were introduced in 1996 to allow the convertibility of RMB into foreign currency for current account items, conversion of RMB into foreign exchange for capital items, such as foreign direct investment, loans or securities, requires the approval of the State Administration of Foreign Exchange. We may be unable to obtain all of the required conversion approvals for our operations, and Chinese regulatory authorities may impose greater restrictions on the convertibility of the RMB in the future. Because most of our future revenues will be in RMB, any inability to obtain the requisite approvals or any future restrictions on currency exchanges will limit our ability to pay dividends to our shareholders.

Currency fluctuations may adversely affect our operating results.

Shandong Spring Pharmaceutical generates revenues and incurs expenses and liabilities in Renminbi, the currency of the People’s Republic of China.  However, as a subsidiary of Itlinkz Group, it will report its financial results in the United States in U.S. Dollars.  As a result, our financial results will be subject to the effects of exchange rate fluctuations between these currencies.  From time to time, the government of China may take action to stimulate the Chinese economy that will have the effect of reducing the value of Renminbi.  In addition, international currency markets may cause significant adjustments to occur in the value of the Renminbi.  Any such events that result in a devaluation of the Renminbi versus the U.S. Dollar will have an adverse effect on our reported results.  We have not entered into agreements or purchased instruments to hedge our exchange rate risks.

We have limited business insurance coverage.

The insurance industry in China is still at an early stage of development. Insurance companies in China offer limited business insurance products, and do not, to our knowledge, offer business liability insurance. As a result, we do not have any business liability insurance coverage for our operations. Moreover, while business disruption insurance is available, we have determined that the risks of disruption and cost of the insurance are such that we do not require it at this time. Any business disruption, litigation or natural disaster might result in substantial costs and diversion of resources.

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2007.  Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by Itlinkz Group in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information Itlinkz Group is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that Itlinkz Group’s system of disclosure controls and procedures was effective as of September 30, 2007 for the purposes described in this paragraph.

Changes in Internal Controls.  There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during Itlinkz Group’s second fiscal quarter that has materially affected or is reasonably likely to materially affect Itlinks Group’s internal control over financial reporting.

PART II   -   OTHER INFORMATION

Item 2.  Changes in Securities and Small Business Issuer Purchase of Equity Securities

(c) Unregistered sales of equity securities

On July 31, 2007, in connection with the reverse merger of Landway Nano Bio-Tech, Inc. into a wholly owned subsidiary of the Company, the Company sold 500 shares of a new Series B Preferred Stock to three individuals affiliated with Landway Nano Bio-Tech for $530,000.  The Series B Preferred Stock is convertible into 404,933,115 shares of common stock. The sale was exempt pursuant to Section 4(2) of the Act since the sale was not made in a public offering, the purchasers had access to detailed information about the Company derived from their investigation in connection with the merger, and the purchasers were acquiring the shares for their own accounts.  There were no underwriters.

On September 28, 2007, in connection with the reverse merger of Landway Nano Bio-Tech, Inc. into a wholly owned subsidiary of the Company, the Company issued 500 shares of Series B Preferred Stock to the previous shareholders of Landway Nano Bio-Tech.  The Series B Preferred Stock is convertible into 404,933,115 shares of common stock. The sale was exempt pursuant to Section 4(2) of the Act since the sale was not made in a public offering, the purchasers had access to detailed information about the Company derived from their investigation in connection with the merger, and the purchasers were acquiring the shares for their own accounts.  There were no underwriters.

 (e) Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 2nd quarter of fiscal 2008.

Item 6.

Exhibits

      31.1

Rule 13a-14(a) Certification – CEO

      31.2

Rule 13a-14(a) Certification – CFO

      32

Rule 13a-14(b) Certification

SIGNATURES

Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the Registrant  has duly  caused  this  Report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

ITLINKZ GROUP, INC.

Date: November 19, 2007

By: /s/ Yan Tinghe

      Yan Tinghe, Chief Executive Officer