Form 10QSB
period 2008-02-13
China YCT International Group, Inc.
filed 2008-02-14
CIK 847464

U. S. Securities and Exchange Commission
Washington, D. C. 20549

       FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                                              For the quarterly period ended December 31, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                         For the transition period from _____ to _____

Commission File No. 33-27610-A

CHINA YCT INTERNATIONAL GROUP, INC.
(Name of Small Business Issuer in its Charter)

Delaware	65-2954561
(State or Other Jurisdiction of	(I.R.S. Employer I.D. No.)
  incorporation or organization)

100 Wall Street, 15thFloor, New York, NY 10005
(Address of Principal Executive Offices)

Issuer's Telephone Number: (212) 232-0120

Indicate  by check mark  whether the  Registrant  (1) has filed all reports required to be filed by Sections 13 or 15(d) of the  Securities Exchange Act of 1934  during  the  preceding  12 months  (or for such shorter  period  that the Registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days.

Yes X                    No

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes                  No   X

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:
February 13, 2008
Common Stock:   29,380,073shares

Transitional Small Business Disclosure Format (check one):                 Yes            No   X

CHINA YCT INTERNATIONAL GROUP,INC.
(FORMERLY ITLINKZ GROUP, INC.)

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 & 2006
(UNAUDITED)

Condensed Consolidated Balance Sheet as of  December 31, 2007 (Unaudited) ..................................................................................................................................................................1

Condensed Consolidated Statements of Income for the Nine and Three Months
        Ended December 31, 2007 and 2006 (Unaudited) ...2

Condensed Consolidated Statements of Cash Flows for the Nine Months
        Ended  December 31, 2007 and 2006 (Unaudited) ...3

Notes to Condensed Consolidated Financial Statements (Unaudited) ...........................................................................................................................................................................4 - 17

CHINA YCT INTERNATIONAL INC.
(FORMERLY ITLINKZ GROUP, INC.)
CONDENSED CONSOLIDATED BALANCE SHEET DECEMBER 31, 2007 (UNAUDITED)

ASSETS

Current assets:
Cash and cash equivalents	$ 1,707,405
Inventory	426,533
Advance to suppliers	88,020
Loan to affiliate	1,053,309
Total Current Assets	3,275,267

Property and equipment, net of accumulated depreciation of $49,463	2,880,244

Land use right, net	1,357,453

Total Assets	$ 7,512,964

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	84,095
Taxes payable	256,577
Accrued expenses and other payables	170,730
Total Current Liabilities	511,402

Stockholders' Equity
Preferred stock series A, $500 par value, 45 shares authorized and outstanding	22,500
Preferred stock series B convertible, $0.001 par value, 5,000,000 shares authorized,
-0- shares issued and outstanding	-
Common stock, $0.001 par value, 100,000,000 shares authorized;
29,380,073 shares issued and outstanding as of December 31, 2007	29,380
Additional paid-in capital	4,063,039
Accumulated other comprehensive income	500,439
Retained earnings	2,386,204
Total Stockholders' Equity	7,001,562

Total Liabilities and Stockholders' Equity	$ 7,512,964

CHINA YCT INTERNATIONAL INC. (FORMERLY ITLINKZ GROUP, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
FOR THE NINE AND THREE MONTHS ENDED DECEMBER 31, 2007 & 2006

	Three-Month Ended		Nine-Month Ended
	December 31,	December 31,	December 31,	December 31,
	2007	2006	2007	2006

	$ 5,381,028	$ -	$ 10,628,628
Sales

Cost of Sales	2,382,088	-	4,701,605

Gross Profit	2,998,940	-	5,927,023	-

Operating Expenses
Selling, general and administrative	1,421,987	-	2,494,626

Operating income	1,576,953	-	3,432,397	-

Other Income and Expenses
Interest income	195	-	1,080
Other expense	(38,504)	-	(43,101)

Income Before Income Taxes	1,538,644	-	3,390,376	-

Provision for Income Taxes	565,130	-	1,151,938

Net Income	973,514	-	2,238,438	-

Other Comprehensive Income:
Foreign currency translation adjustment	182,648	-	352,673	-

Comprehensive Income	$ 1,156,162	$ -	$ 2,591,111	$ -

Basic and diluted income per common share
Basic	$ 0.08	$ -	$ 0.49	$ -
Diluted	$ 0.08	$ -	$ 0.49	$ -

Weighted average number of common shares
outstanding
Basic	12,716,396	35,714	4,556,624	35,714
Diluted	12,716,396	35,714	4,556,624	35,714

CHINA YCT INTERNATIONAL INC. (FORMERLY ITLINKZ GROUP, INC.) CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE NINE MONTHS ENDED DECEMBER 31, 2007 & 2006

	2007	2006

Cash Flows From Operating Activities:	$ 2,238,438	$ -
Net income
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	48,767	-

Changes in operating assets and liabilities:
Inventory	(426,533)	-
Advances to suppliers	(88,020)	-
Accounts payable	4,667	112,691
Taxes payable	256,577	-
Accrued expenses and other payables	33,701	382,971

Cash provided by operating activities	2,067,597	495,662

Cash Flows From Investing Activities:
Purchase of fixed assets	(35,927)	(146,945)
Additions to construction in process	(425,133)	(1,162,997)
Purchase of land use right	(304,473)	-

Cash used in investing activities	(765,533)	(1,309,943)

Cash Flows From Financing Activities
Proceeds from capital contribution	-	1,893,667
Payment for loan to related party	(534,683)	(626,200)

Cash (used in) provided by financing activities	(534,683)	1,267,467

Effect of exchange rate changes on cash and cash equivalents	260,254	72,258

Increase in cash and cash equivalents	1,027,635	525,444

Cash and Cash Equivalents - Beginning of year	679,770	2,931

Cash and Cash Equivalents - Ending of year	$ 1,707,405	$ 528,375

Supplemental Disclosure of Cash Flow Information:

Cash paid during the period for:
Interest	$ -	$ -
Income taxes	$ 1,088,666	$ -

Non-cash investing and financing activities:

Land use right received as capital contribution	$ -	$ 987,537

CHINA YCT INTERNATIONAL GROUP, INC.
(FORMERLY ITLINKZ GROUP, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2007 AND 2006 (UNAUDITED)

1.  BASIS OF PRESENTATION AND ORGANIZATION

China YCT International Group, Inc., formerly known as ItLinkz Group, Inc, and Medical Technology & Innovations, Inc. and Southstar Productions, Inc.(the “Company”or “China YCT”), was incorporated in the state of Florida in January 1989.

OnJune 4, 2007 the Company entered into a Share Purchase and Merger Agreement dated June 1, 2007 with Landway Nano Bio-Tech, Inc., a Delaware corporation (“Landway Nano”), and with Huaqin Zhou and Xiaojin Wang, two investors associated with Landway Nano.  Landway Nano is a holding company that owns 100% of the registered capital of Shandong Spring Pharmaceutical Co., Ltd. (“Shandong Spring”), ”), a corporation organized under the laws of The People’s Republic of China (“PRC”).  Shandong Spring Pharmaceutical is engaged in the business of developing, manufacturing and marketing gingko products in the PRC.   The agreement contemplates that the two investors will purchase, for $530,000, 500 shares of a newly designated Series B Preferred Stock to be issued by the Company, and that the Company will issue an additional 500 shares of Series B Preferred Stock to the shareholders of Landway Nano in exchange for all of the capital stock of Landway Nano.  The 1000 shares of Series B Preferred Stock will be convertible into 99% of the outstanding common stock of the Company, and will have 99% of the voting power in the Company.

On July 31, 2007, pursuant to the Share Purchase and Merger Agreement described in the preceding Note, Huaqin Zhou and Xiaojin Wang purchased 500shares of Series B Preferred Stock for $530,000.

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

CHINA YCT INTERNATIONAL GROUP, INC.
(FORMERLY ITLINKZ GROUP, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2007 AND 2006 (UNAUDITED)

1.  BASIS OF PRESENTATION AND ORGANIZATION (Continued)

On November 23, 2007, the Company changed the name of the corporation from “Itlinkz Group, Inc.” to “China YCT International Group, Inc.”

China YCT, through its wholly-owned subsidiary, Shandong Spring, is engaged in the business of developing, manufacturing and marketing gingko products and other dietary supplement products in the PRC.

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

CHINA YCT INTERNATIONAL GROUP, INC.
(FORMERLY ITLINKZ GROUP, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2007 AND 2006 (UNAUDITED)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts Receivables

Accounts receivables are stated at net realizable value. Any allowance for doubtful accounts is established based on the management’s assessment of the recoverability of accounts and other receivables. A considerate amount of judgment is required in assessing the realization of these receivables, including the current credit worthiness of each customer and the related aging analysis. The Company has no outstanding balance of account receivable for the years ended December 31, 2007 and 2006.

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

Income taxes

The Company accounts for income tax under the provisions of SFAS No.109 "Accounting for Income Taxes", which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the financial statements or tax returns.  Deferred income taxes are recognized for all significant temporary differences between tax and financial statements bases of assets and liabilities.  Valuation allowances are established against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. There are no deferred tax amounts at December 31, 2007 and 2006, respectively.

Under the Income Tax Laws of PRC, the Company is generally subject to an income tax at effective rate of 33% (30% state income taxes plus 3% local income taxes) on income reported in the statutory financial statements after appropriated tax adjustments. The company recorded an income tax provision of $1,151,938 for the nine months ended December 31, 2007 and no provision for the nine months ended December 31, 2006.

CHINA YCT INTERNATIONAL GROUP, INC.
(FORMERLY ITLINKZ GROUP, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2007 AND 2006 (UNAUDITED)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Value-added tax

Sales revenue represents the invoiced value of goods, net of a Value-Added Tax ( “ VAT ” ). All of the Company’s products that are sold in the PRC are subject to a Chinese value-added tax at a rate of 4% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing their finished product. The Company did not have any recorded VAT Payable or VAT receivable net of payments in the financial statements. The VAT tax return is usually filed offsetting the payables against the receivables.

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

Translation adjustments resulting from this process amounted to $500,439 as of December 31, 2007. The balance sheet amounts with the exception of equity at December 31, 2007 were translated at 7.2946 RMB to $1.00 USD. The equity accounts were stated at their historical rate. The average translation rates applied to income statement accounts for the nine months ended December 31, 2007 and 2006 were 7.5527 RMB and 7.9461 RMB, respectively.

CHINA YCT INTERNATIONAL GROUP, INC.
(FORMERLY ITLINKZ GROUP, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2007 AND 2006 (UNAUDITED)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

CHINA YCT INTERNATIONAL GROUP, INC.
(FORMERLY ITLINKZ GROUP, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2007 AND 2006 (UNAUDITED)

3.   PROPERTY AND EQUIPMENT, NET

Property and equipment at December 31, 2007 consist of the following:

The depreciation expense for the nine months ended December 31, 2007 was $30,295. There was no depreciation expense recorded for the nine months ended December 31, 2006 as the Company has no activities for the period.

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

4.  RELATED PARTY TRANSACTIONS

The Company, from time to time, borrows funds from its affiliate company, Shandong YongchunTang Co., Ltd. (“YCT”) to finance its construction of the new plant. Prior to completion of its own plant, the Company purchases all of its goods for sales from YTC and also makes advanced payments to YCT to secure the supplies. The other receivables, in the amount of $1,053,309 as of December 31, 2007 represent the net balance due from YTC. The entire balance of the receivables is expected to be repaid soon and no allowance is deemed necessary.

CHINA YCT INTERNATIONAL GROUP, INC.
(FORMERLY ITLINKZ GROUP, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2007 AND 2006 (UNAUDITED)

5. MAJOR CUSTOMER AND VENDORS

The Company sells products to individual retail customers and does not have major customer due to the high level competition within the industry.

YTC, an affiliate of the Company, supplied 100% of the Company’s purchases for the nine months ended December 31, 2007.

6. LAND USE RIGHT

All land in the People’s Republic of China is government owned and cannot be sold to any individual or company. However, the government grants the user a “land use right” (the Right) to use the land. The Company received the land use right as a form of capital contribution from one of its shareholders during 2006 for the amount that was originally paid for. The Company has the right to use the land for 50 years and amortizes the Right on a straight line basis of the 50 years. The amortization expense for the nine months ended December 31, 2007 was $18,473.

7. STOCKHOLDER'S EQUITY

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

On November 23, 2007, the Company effected a reverse stock split of the corporation’s common stock in the ratio of 1:28. At the same time, the 1,000 shares of the Company’s Series B Preferred Stock was converted into common stock and simultaneously reversed split into 28,915,629 shares of common stock.

As of December 31, 2007, there were 45 sharesof Series A Preferred Stock and 29,380,073 shares of Common Stock issued and outstanding. There was no Series B Preferred Stock issued and outstanding.

CHINA YCT INTERNATIONAL GROUP, INC.
(FORMERLY ITLINKZ GROUP, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2007 AND 2006 (UNAUDITED)

8. CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

The Company’s operations are carried out in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC’s economy.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

Outline of Our Business

China YCT International Group, Inc. is a holding company whose business is carried out entirely by Shandong Spring Pharmaceutical Co., Ltd.  (“Shandong Spring Pharmaceutical”).  Shandong Spring Pharmaceutical was organized in 2005 under the laws of The People’s Republic of China.  From January 2006 until January 2007 management was engaged in developing the company’s manufacturing facility and distribution network.  In January 2007 Shandong Spring Pharmaceutical commenced revenue-producing activities, specifically distributing products manufactured by Shandong Yong Chun Tang Bioengineering Co., Ltd. (“Shandong Yong Chun Tang”), which is owned by Yan Tinghe, the Chairman of Shandong Spring Pharmaceutical.

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

Results of Operations

Shandong Spring Pharmaceutical had no operations during the nine months ended December 31, 2006.  It commenced revenue-producing operations only in January 2007.  In the nine months ended December 31, 2007, Shandong Spring Pharmaceutical realized $10,628,628 in revenue, including $5,381,028 in the quarter ended December 31, 2007.  During those periods, no single product accounted for more than 20% of our revenue, and a total of 38 products each contributed to revenue, including both health care supplements, cosmetics and toiletries.

All of the business reflected in the financial statements filed with this Report consisted of resale of products purchased by Shandong Spring Pharmaceutical from Shandong Yong Chun Tang Bioengineering Co., Ltd. (“Shandong Yong Chun Tang”). The purchases are made pursuant to a Purchase & Sale Contract dated December 26, 2006, which sets forth the wholesale price that Shandong Spring Pharmaceutical pays to Shandong Yong Chun Tang for each of the 38 products governed by the Contract.  Since Shandong Spring Pharmaceutical is not an exclusive distributor for Shandong Yong Chun Tang, its resale prices are determined in large part by competition.  For that reason, the gross margin realized by Shandong Spring Pharmaceutical was nearly identical in each quarter of this fiscal year, averaging 56%, despite the significant growth in sales from quarter to quarter.  We expect the gross margin to remain stable at approximately 56% for Shandong Yong Chun Tang products that we distribute.  Our company’s gross margin, therefore, will change only when we begin to manufacture and produce our own product lines.

Our selling, general and administrative expenses in the nine months ended December 31, 2007 were equal to 23.5% of our revenue, 26.4% in the quarter ended December 31, 2007.  We expect that several factors will cause our selling, general and administrative expenses to increase in the coming months:

•
If we are successful in obtaining the funds to complete our manufacturing facility, we will initiate manufacturing activities.  This will cause us to incur facility costs and the expense of administrative personnel.

•
Although we have $2.8 million in property, plant and equipment on our balance sheet, we are not recording any significant amount of depreciation, since we have not put our facility into service yet.  When we commence manufacturing, we will begin to depreciate our property, plant and equipment – which will have a substantially larger book value at that time – and incur the expense as a general expense to the extent it is not allocable to cost of goods sold.

•
The recent merger of Shandong Spring Pharmaceutical into a subsidiary of China YCT International Group has transferred to Shandong Spring Pharmaceutical the burden of paying the expenses associated with being a public company in the United States, including accounting and legal fees, and the expense of maintaining appropriate investor relationships.

Our operations produced net pre-tax income of $3,390,376 in the nine months ended December 31, 2007, including $1,538,644 in the three months ended December 31, 2007.  In each period we incurred income tax at the rate of 33%.  In future periods we expect to become eligible for the tax abatement that China affords newly-profitable companies – two years tax-free and two years at 50% tax rate.  We cannot predict when we will obtain the abatement, however, since it occurs only after a lengthy application process.

Our business operates entirely in Chinese Renminbi, but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars results in translation adjustments, which are reported as a middle step between net income and comprehensive income.  The net income is added to the retained earnings on our balance sheet; while the translation adjustment is added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  In the nine months ended December 31, 2007, the effect of converting our financial results to Dollars was to add $352,673 to our accumulated other comprehensive income.

Liquidity and Capital Resources

At December 31, 2007 Shandong Spring Pharmaceutical had $2,763,865 in working capital, an increase of $1,781,926 since the beginning of the current fiscal year on April 1, 2007.  In addition to $1,707,405 in cash, the greater portion of our current working capital consists of a debt of $1,053,309 due to us from Shandong Yong Chun Tang, our supplier.  We expect that debt to be liquidated in the near future by delivery to us of products for resale, which will correspondingly increase the cash flow from our operations.

Our current level of working capital is sufficient to fund our current operations.  In each of the four quarters in which we have carried on marketing activity, our operations produced positive cash flow - $179,648 in the year ended March 31, 2007, $354,302 in the quarter ended June 30, 2007, $719,909 in the quarter ended September 30, 2007, and $993,386 in the quarter ended December 31, 2007.  Because we carry relatively little inventory and no accounts receivable, we expect to continue to operate cash-positive as long as our business consists entirely of distribution of Shandong Yong Chun Tang’s products.

To this point the development of Shandong Spring Pharmaceutical and its initial operations have been funded by capital contributions from its shareholders and by occasional loans from management and their associates, all of which have been repaid.  As a result, at December 31, 2007 Shandong Spring Pharmaceutical had over $4 million in fixed assets and no debt.  This situation provides an opportunity to fund future development and an expansion of operations through bank debt by pledging the company’s fixed assets as collateral.  We expect that financing of this variety will be readily available to us, when our manufacturing facility approaches completion.

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

China YCT International Group is not likely to hold annual shareholder meetings in the next few years.

Management does not expect to hold annual meetings of shareholders in the next few years, due to the expense involved.  The current members of the Board of Directors were appointed to that position by the previous directors.  If other directors are added to the Board in the future, it is likely that the current directors will appoint them.  As a result, the shareholders of China YCT International Group will have no effective means of exercising control over the operations of China YCT International Group.

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2007.  Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by China YCT International Group in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information China YCT International Group is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that China YCT International Group’s system of disclosure controls and procedures was effective as of December 31, 2007 for the purposes described in this paragraph.

Changes in Internal Controls.  There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during China YCT International Group’s third fiscal quarter that has materially affected or is reasonably likely to materially affect China YCT International Group’s internal control over financial reporting.

PART II   -   OTHER INFORMATION

Item 2.  Changes in Securitiesand Small Business Issuer Purchase of Equity Securities

(c) Unregistered sales of equity securities

None.

(e) Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 3rd quarter of fiscal 2008.

Item 6.                  Exhibits

31.1	Rule 13a-14(a) Certification – CEO
31.2	Rule 13a-14(a) Certification – CFO
      32                      Rule 13a-14(b) Certification

SIGNATURES

Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the Registrant  has duly  caused  this  Report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

CHINA YCT INTERNATIONAL GROUP, INC.

Date: February 13, 2008	By: /s/ Yan Tinghe
Yan Tinghe, Chief Executive Officer

*       *       *       *       *