Form 10-K
period 2008-03-31
China YCT International Group, Inc.
filed 2008-06-27
CIK 847464

UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

     (Mark one)

|X|           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2008

                or

|   |           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______________ to _____________

Commission file number: 33-27610-A

CHINA YCT INTERNATIONAL GROUP, INC.
(Exact name of small business issuer in its charter)

Delaware	65-2954561
(State of other juridisdiction of	(IRS Employer Indentification No.)
incorporation or organization)

c/o American Union Securities, Inc. 100 Wall Street, 15th Floor, New York, NY	10005
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: 212-232-012086-451-868-11118

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $.001 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.     Yes |   |      No |X|

Check whether the issuer (1) filed all reports  required to be filed by Section 13 or 15(d) of the  Exchange  Act during the past 12 months (or for such shorter period that the  registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.                                                                                                Yes [X]   No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the  best of  registrant's  knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any  amendment to this Form 10-KSB.     |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]   No [X]

The issuer’s revenues for its most recent fiscal year were $16,586,741.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 25, 2008 was $78,683,980

The number of shares outstanding of the issuer’s common stock, as of June 25, 2008 was 29,380,073.

                       DOCUMENTS INCORPORATED BY REFERENCE:  None

Transitional Small Business Disclosure Format (check one):                                                            Yes |   |     No |X|

PART I

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report contains certain forward-looking statements regarding China YCT International Group, Inc. (“China YCT International Group”), its business and its financial prospects.  These statements represent Management’s present intentions and its present belief regarding the Company’s future.  Nevertheless, there are numerous risks and uncertainties that could cause our actual results to differ from the results suggested in this Report.  A number of those risks are set forth in the section of this report titled “Managements Discussion and Analysis – Risk Factors That May Affect Future Results.”

Because these and other risks may cause China YCT International Group’s actual results to differ from those anticipated by Management, the reader should not place undue reliance on any forward-looking statements that appear in this Report.  Readers should also take note that China YCT International Group will not necessarily make any public announcement of changes affecting these forward-looking statements, which should be considered accurate on this date only.

ITEM 1.                      DESCRIPTION OF BUSINESS

The Structure of our Business

China YCT International Group, through its wholly-owned subsidiary, Landway Nano Bio-Tech Group, Inc., owns 100% of the registered capital of Shandong Spring Pharmaceutical Co., Ltd. (“Shandong Spring Pharmaceutical”), a corporation organized in 2005 under the laws of The People’s Republic of China.  Shandong Spring Pharmaceutical is engaged in the business of developing, manufacturing and marketing gingko products in the Peoples Republic of China.

From January 2006 until January 2007 management of Shandong Spring Pharmaceutical was engaged in developing the company’s manufacturing facility and distribution network.  In January 2007 Shandong Spring Pharmaceutical commenced revenue-producing activities, specifically distributing products manufactured by Shandong Yong Chun Tang Bioengineering Co., Ltd. (“Shandong Yong Chun Tang”), which is owned by Yan Tinghe, the Chairman of Shandong Spring Pharmaceutical.

Shandong Spring Pharmaceutical was originally organized as a subsidiary of Shandong Yong Chun Tang for the purpose of focusing on advanced technology related to the use of gingko as an aide to health.  Shandong Yong Chun Tang later transferred ownership of Shandong Spring Pharmaceutical to its equity-holders.  Throughout the 2008 fiscal year, which ended on March 31, 2008, Shandong Spring Pharmaceutical served solely as a distributor for Shandong Yong Chun Tang, pursuant to a distribution agreement that fixed the resale profit that would be earned by Shandong Spring Pharmaceutical.

On April 4, 2008, however, Shandong Spring Pharmaceutical entered into an Entrusted Management Agreement with Shandong Yong Chun Tang, effective as of April 1, 2008.  The agreement provides that Shandong Spring Pharmaceutical will manage the operations of Shandong Yong Chun Tang.  Included among its responsibilities will be the appointment of members of the Board of Directors of Shandong Yong Chun Tang, hiring of managerial and administrative personnel for Shandong Yong Chun Tang, control of all of the assets of Shandong Yong Chun Tang, and obtaining loans and other sources of financing for the operations of Shandong Yong Chun Tang, as needed.  Shandong Springs Pharmaceutical also agreed to fund any unpaid debts incurred hereafter by Shandong Yong Chun Tang and to fund any shortfall between its net assets and its registered capital. In exchange for the managerial services, Shandong Yong Chun Tang will pay to Shandong Springs Pharmaceutical a fee equal to all of the net profits earned by Shandong Yong Chun Tang.

On the same date, Shandong Spring Pharmaceutical and Shandong Yong Chun Tang entered into a Purchase Option and Cooperation Agreement with Yan Tinghe, who is the Chairman of China YCT International Group and the principal owner of Shandong Yong Chun Tang.  The Purchase Option gives Shandong Spring Pharmaceutical the right to purchase Shandong Yong Chun Tang at any time when the transfer would be permitted by applicable laws.  The purchase price for Shandong Yong Chun Tang would be the fair value price, which will be determined by the parties at the time the option is exercised. Mr. Yan also gave to the agents appointed from time to time by Shandong Spring Pharmaceutical a proxy to exercise his voting rights as a shareholder of Shandong Yong Chun Tang.

The practical effect of the Entrusted Management Agreement is to make Shandong Spring Pharmaceutical a fully-integrated business engaged in the manufacture and distribution of health and beauty aids.  At the same time, we are pursuing our long-term goal of applying advanced biological engineering technology to the growth and refining of gingko and the use of its constituent compounds in products that will provide health benefits and/or cosmetic advantages.  When we have brought that enterprise to fruition, the marketing networks that we have established for our health and beauty aids will be available for our gingko products.

The profits from our health and beauty aid distribution business are adequate to fund our ongoing operations.  In order to fully implement its business plan, however, Shandong Spring Pharmaceutical will require a large capital infusion to finance the creation of state-of-the-art facilities for the extraction of compounds from gingko and the formulation of products based on those compounds.

The Market for Gingko

Traditional Chinese medicine recommends consumption of gingko tea to improve circulation and pulmonary function.  Although scientific testing of the health benefits traditionally attributed to gingko has been inconclusive to date, there remains a widespread belief in the benefits of a regimen of gingko consumption.  In particular, the potential use of gingko to alleviate symptoms of Alzheimer’s disease has recently attracted considerable attention.  Today, therefore, the flavonoid aglycone, a compound derived from the gingko plant, is used throughout the world in pharmaceutical formulations as well as in food and cosmetic products.

The annual worldwide consumption of various gingko extracts exceeds 460 tons, of which over 80% is produced in China.  A large portion of the Chinese production, however, is extracted from gingko biloba, and lacks aglycone.  Ironically, the primary sources of aglycone-rich extracts are outside of China.  Our business plan is to compete directly with these international competitors.  The advantages that we bring to the competition will be a substantially lower cost of production and advanced extraction technology.

Research and Development:  Our Products

Our goal is to utilize advanced biological technology to isolate and extract the beneficial compounds in plants that have traditionally been known to have medicinal benefits, primarily gingko.  Toward that end, we have a staff of eight currently engaged in research and development of new technologies and resulting products.  In addition we maintain close ties to the research staffs at Tsinghua University, China Agriculture University, Shandong Herbal Medicine University, and the Shandong Herbal Medicine Research Institute.

Through March 31, 2008 we have invested approximately $610,000 in research and development.  The immediate result of our efforts has been three patents awarded by the Chinese government:

•	Patent No. ZL00 2 54604.3 for a gingko regimen pill.
•	Patent No. ZL2005 20082190.2 for a health pill.
•	Patent No. ZL02 2 14022.0 for a medicated magnetic health pill.

In addition, we currently have six pending patent applications:

•	Application No. 03153489.9. Technology for flavonoids biotransformation and purification.
•	Application No. 200610068680.6. Technology for purification of grapefruit glycoside.
•	Application No. 200610068732.X. Technology to manufacture gingko regimen tea.
•	Application No. 200610068731.5. Application of gingko flavonoids in cosmetics.
•	Application No. 200610068728.3. Technology to manufacture gingko flavonoids capsule.
•	Application No. 200610068733.4. Technology to extract and manufacture high purity gingko flavonoids compound.

Based on the results of our research activities, we have developed a line of health care products that isolate the primary beneficial qualities of gingko and other plants to allow our customers to focus their herbal self-treatment regimens.  When we initiate production, our first products will be:

•
Gingko Nutrient Tea.  This tea combines gingko, fiveleaf gynostemma herb, ganoderma lucidem and green tea.  Each of these ingredients is native to Shandong Province, which enables us to guarantee a tea of the highest quality, with minimal pre-production oxygenation.

•
Red Sage Root Gingko Tea.  This combination of gingko, red sage root, red sage root extract and other active ingredients offers the benefits of gingko along with the benefits of red sage, which is believed by practitioners of traditional Chinese medicine to improve cardiac function by relaxing arteries and dissolving obstructions.

•
Ganoderma Lucidum Nutrient Capsule.  This combination of ganoderma and spore powder is microprocessed to achieve optimal absorption into the circulatory system.  Practitioners of traditional Chinese medicine believe ganoderma accelerates the production of immuno-function in the circulatory system, thus aiding in the prevention of tumors and cancers.

•
Low Polyxylose Capsule.  Practitioners of traditional Chinese medicine believe that low level doses of polyxylose aid the intestine in the generation of bifidobacterium, the digestive bacteria that line the human intestine.  The proliferation of bifidobacterium aids in the prevention of intestinal infection and the alleviation of diarrhea.

•
Tiancibao Soybean Capsule.  Recent scientific research in the U.S., albeit inconclusive, has identified an association between soybean isoflavone and the suppression of development of cancer cells.  Our Tiancibao capsules contain soybean isoflavone and protein polypeptide, which provides nutritional benefits.

•
Medlar Essence Capsule. Medlar has long been considered one of the three treasures of traditional Chinese medicine, along with ginseng and fleece-flower root polygonum multiflorum thunb.  Medlar contains a raft of nutrients known to be essential to health, including 14 kinds of aminophenols, carotene, niacin, selenium, lycine and Vitamin C.  Medlar is believed to aid pulmonary function and improve haematogenesis.

•	Protein Essence Capsule. These capsules contain a combination of aminophenols and microelements that are believed to aid the body’s natural collagen in maintaining skin moisture and texture.
•
Cactus Healthy Tablet.  We manufacture this tablet by extracting the active compounds from cactus and combining them with other nutrients.  The tablets contain more magnesium, autunite and iron than one would obtain in an ordinary diet, and provide a supplement for these essential nutrients.

•
Spirulina Platensis Tablet.  Spirulina, a multicell algae, has been consumed in the Americas since Pre-Columbian times for both nutrition and health.  Spirulina contains aminophenol, amylase, and vitamins and minerals.  It is also high in protein and unsaturated fats, which are useful for reducing cholesterol.

Facilities

Through March 31, 2008 we have invested $3,151,923 in the development of our manufacturing and R&D facilities. We have invested an additional $1,454,592 in the acquisition of our campus and farm.  Our plan is to develop a state of the art enzyme extraction facility for the utilization of gingko compounds.  Achievement of that goal will depend on our ability to obtain substantial additional funds.

Shandong Spring Pharmaceutical operates on a property of approximately 1,700 acres that it occupies under a 50 year lease.  Besides housing our executive offices, the property is home to a manufacturing facility measuring 17,200 m2 and a research facility measuring 3,000 m2.  When completed, our manufacturing facility will have the capacity to process 100 tons of gingko extract annually.

The greater portion of the property, 1,647 acres, is dedicated to agricultural use, primarily the production of gingko.  Currently we produce 2,000 tons of gingko leaves on our own farm facility, a number which is expected to increase to 2,400 tons in 2008.  In addition we have reached cooperative agreements with gingko growers in Shandong Province who control approximately 33,000 acres.

The manufacturing facility developed by Shandong Spring Pharmaceutical has received GMP (good manufacturing practices) certification by the Chinese government.  The company has also achieved ISO9000 certification of its management processes.

The farm operated by Shandong Spring Pharmaceutical is operated in a manner consistent with the requirements for organic certification by the Organic Foods Development Center.  The farm has been certified as “green” by the Chinese Ministry of Agriculture, which reflects the company’s dedication to organic agricultural methods.  Currently Shandong Spring Pharmaceutical incurs approximately $82,000 in expenses annually to comply with government environmental regulations.  It expects this expense to increase in the future, as its operations expand and as the government of China adopts more restrictive environmental regulations.

Marketing

Our current operations consist of distributing 38 products manufactured by Shandong Yong Chun Tang.  Through March 31, 2008 we conducted the distribution business pursuant to a Purchase and Sale Contract that we signed on December 26, 2006.  The Contract sets forth the wholesale prices at which we purchase products from Shandong Yong Chun Tang.  As of April 1, 2008, however, the Entrusted Management Agreement gives Shandong Spring Pharmaceutical complete management authority over the business of Shandong Yong Chun Tang, including the authority to determine inter-company prices.

The products that we are currently distributing are primarily pills and teas that offer a variety of health benefits.  The product line also includes moisturizing creams, masques and cosmetics, as well as various toiletries such as shampoo and toothpaste.  The largest selling product is a “magnetic pill.”  No product dominates sales, although the magnetic pill accounts for 20% of sales.

We market through a network of approximately 2000 dealers.  Our in-house marketing staff supervises independent primary dealers, who sub-distribute through networks of supermarkets, beauty parlors and other retail sites.  This network allows us to accomplish broad geographic distribution with a marketing staff of only eight, thus keeping our overhead to a minimum.

When we commence marketing our proprietary gingko products, we intend to use our distribution network as the backbone for a multi-dimensional marketing program.  The key overlay onto our established marketing network will be an Internet distribution program designed to both promote local sales by our distribution network and enable customers to purchase our products online.  Our goal will be to establish worldwide online distribution of our products.  Towards that end we have established a strategic distribution agreement with China National Post Logistics, a subsidiary of China Post, which has 31 provincial offices located throughout China.

Employees

Shandong Spring Pharmaceutical currently employs 54 individuals, each on a full-time basis.  11 employees are involved in administration; 8 are dedicated to marketing, 8 to research and development.  The remainder of its employees are involved in agriculture.

ITEM 2.                      DESCRIPTION OF PROPERTY

Shandong Spring Pharmaceutical operates on a property of approximately 1700 acres that it occupies under a 50 year lease.  Besides housing our executive offices, the property is home to a manufacturing facility measuring 17,200 m2 and a research facility measuring 3,000 m2.

China YCT International Group maintains a mail-drop at the offices of American Union Securities, Inc. in New York City.  We do not compensate American Union Securities for this concession.

ITEM 3.                      LEGAL PROCEEDINGS

None.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our shareholders during the fourth quarter of fiscal 2008.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

(a)  Market Information.

Our common stock has been listed for quotation on the OTC Bulletin Board since February 23, 2007.  It is currently listed under the trading symbol “CYIG.” Set forth below are the high and low bid prices for each of the full and partial fiscal quarters since February 23, 2007.  The reported bid quotations reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.   The prices reflect the effect of a 1-for-28 reverse split of our common stock (which occurred on November 23, 2007) as if it occurred on February 23, 2007.

Period:	High	Low

Feb. 23, 2007 – Mar. 31, 2006	$15.40	$2.52

Apr. 1, 2007 – June 30, 2007	$6.72	$.84
July 1, 2007 – Sep. 30, 2007	$1.68	$.56
Oct. 1, 2007 – Dec. 31, 2007	$5.45	$.1.12
Jan. 1, 2008 – Mar. 31, 2008	$5.50	$4.45

    (b)  Holders.   Our shareholders list contains the names of 740 registered stockholders of record of the Company’s Common Stock.

    (c)  Dividend Policy.  China YCT International Group has  not declared or paid cash  dividends or made distributions  in the  past,  and we do not  anticipate  that we will  pay  cash dividends or make  distributions in the foreseeable  future. We currently intend to retain and reinvest future earnings, if any, to finance our operations.

    (d) Recent Sales of Unregistered Securities.

None.

    (e) Repurchase of Equity Securities.  The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the 4th quarter of fiscal 2008.

ITEM 6.                      MANAGEMENT'S DISCUSSION AND ANALYSIS.

Results of Operations

Fiscal year 2008 witnessed the emergence of Shandong Spring Pharmaceutical as a marketing force.  During the nine months ended December 31, 2006, it had not operations, and commenced revenue-producing operations only in January 2007.  It realized $981,849 in revenue for the year ended March 31, 2007.  However, during fiscal year 2008, which ended on March 31, 2008, Shandong Spring Pharmaceutical realized $16,586,741 in revenue, including $5,958,113 in the quarter ended March 31, 2008 and $5,381,028 in the quarter ended December 31, 2007.  During those periods, no single product accounted for more than 20% of our revenue, and a total of 38 products each contributed to revenue, including both health care supplements, cosmetics and toiletries.

All of the business reflected in the financial statements filed with this Report consisted of resale of products purchased by Shandong Spring Pharmaceutical from Shandong Yong Chun Tang. The purchases were made pursuant to a Purchase & Sale Contract dated December 26, 2006, which sets forth the wholesale price that Shandong Spring Pharmaceutical pays to Shandong Yong Chun Tang for each of the 38 products governed by the Contract.  Since Shandong Spring Pharmaceutical was not an exclusive distributor for Shandong Yong Chun Tang during this period, its resale prices are determined in large part by competition.  For that reason, the gross margin realized by Shandong Spring Pharmaceutical was nearly identical in each quarter of this fiscal year, averaging 56%, despite the significant growth in sales from quarter to quarter.

Effective April 1, 2008 the relationship between Shandong Spring Pharmaceutical and Shandong Yong Chun Tang became governed by an Entrusted Management Agreement.  Because Shandong Spring Pharmaceutical is entitled to the net profits realized by Shandong Yong Chun Tang during the term of the Agreement, our future filings will consolidate the results of the two companies.  One effect will be to reduce our gross margin ratio from that of a distribution company to that of a manufacturing company.  At the same time, however, the ratio of our selling, general and administrative expenses to our revenues should be reduced, which will aid profitability.

Our selling, general and administrative expenses in the year ended March 31, 2008 were equal to 21.6% of our revenue.  Notwithstanding the efficiencies that we expect to realize from the consolidation of our operations with those of Shandong Yong Chun Tang, we expect that several factors will cause our selling, general and administrative expenses to increase in the coming months:

•
If we are successful in obtaining the funds to complete our manufacturing facility, we will initiate manufacturing activities.  This will cause us to incur facility costs and the expense of administrative personnel.

•
Although we have $3.1 million in property, plant and equipment on our balance sheet, we are not recording any significant amount of depreciation, since we have not put our facility into service yet.  When we commence manufacturing, we will begin to depreciate our property, plant and equipment – which will have a substantially larger book value at that time – and incur the expense as a general expense to the extent it is not allocable to cost of goods sold.

•
The recent merger of Shandong Spring Pharmaceutical into a subsidiary of China YCT International Group has transferred to Shandong Spring Pharmaceutical the burden of paying the expenses associated with being a public company in the United States, including accounting and legal fees, and the expense of maintaining appropriate investor relationships.

Our operations produced net pre-tax income of $5,420,962 in fiscal year 2008, compared to only $238,362 in fiscal year 2007.  In each period we incurred income tax at the rate of 33%, although commencing in January 2008 the rate was reduced to 25%.  The tax provisions left us with $3,886,342 net income for fiscal year 2008 ($.13 per share), compared to $147,587 in fiscal year 2007.  In future periods we expect to become eligible for the tax abatement that China affords newly-profitable companies – two years tax-free and two years at 50% tax rate.  We cannot predict when we will obtain the abatement, however, since it occurs only after a lengthy application process.

Our business operates entirely in Chinese Renminbi, but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars results in translation adjustments, which are reported as a middle step between net income and comprehensive income.  The net income is added to the retained earnings on our balance sheet; while the translation adjustment is added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  In year ended March 31, 2008, the effect of converting our financial results to Dollars was to add $696,468 to our accumulated other comprehensive income.

Liquidity and Capital Resources

At March 31, 2008 Shandong Spring Pharmaceutical had $4,518,956 in working capital, an increase of $3,537,017 since the beginning of the fiscal year on April 1, 2007.  In addition to $1,614,336 in cash, the greater portion of our current working capital consists of a debt of $1,095,760 due to us from Shandong Yong Chun Tang, our supplier.  We expect that debt to be liquidated in the future by delivery to us of products for resale, which will correspondingly increase the cash flow from our operations.

Our current level of working capital is sufficient to fund our current operations.  Ever since we commenced marketing activity in January, 2007, our operations produced positive cash flow, including $1,356,006 in fiscal year 2008 and $178,811 in fiscal year 2007.  Because we carry relatively little inventory and no accounts receivable, we expect our marketing activities to continue to operate cash-positive.  In future periods, however, when we consolidate the financial results of Shandong Yong Chun Tang with our own, the cash requirements of that manufacturing business may put pressure on our own cash flow.

To this point the development of Shandong Spring Pharmaceutical and its initial operations have been funded by capital contributions from its shareholders and by occasional loans from management and their associates, all of which have been repaid.  As a result, at March 31, 2008 Shandong Spring Pharmaceutical had over $4.4 million in fixed assets and no debt.  This situation provides an opportunity to fund future development and an expansion of operations through bank debt by pledging the company’s fixed assets as collateral.  We expect that financing of this variety will be readily available to us, when our manufacturing facility approaches completion.

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

Critical Accounting Policies and Estimates

In preparing our financial statements we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values.  In our preparation of the financial statements for fiscal year 2008, there were two estimates made which were (a) subject to a high degree of uncertainty and (b) material to our results.  These estimates were:

•
Our decision, described in Note 5 to the Consolidated Financial Statements, to record a no provision for uncollectible accounts, against total related party receivables of $2,022,742.  This decision was based on our relationship with the debtors and our knowledge of their capacity to repay the debts.

•
Our decision, described in Note 3, to the Consolidated Financial Statements, to record no provision for obsolete inventories.  This decision was based on fact that our inventory at March 31, 2008 amounted to less than one month’s sales and was all marketable finished goods.

We have made no material changes to our critical accounting policies in connection with the preparation of financial statements for fiscal year 2008.

Impact of Accounting Pronouncements

There were no recent accounting pronouncements that have had a material effect on the Company’s financial position or results of operations.  There was one recent accounting pronouncement that may have a material effect on the Company’s financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123R “Share-Based Payment.” This Standard addresses the accounting for transactions in which a company receives employee services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. This Standard eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and requires that such transactions be accounted for using a fair-value-based method. The Standard is effective for periods beginning after June 15, 2005. The Standard may adversely affect the Company’s results of operations if the Company issues a material amount of capital stock for services, as it did during the past three years.

Risk Factors That May Affect Future Results

You should carefully consider the risks described below before buying our common stock.  If any of the risks described below actually occurs, that event could cause the trading price of our common stock to decline, and you could lose all or part of your investment.

Because we have not yet commenced our gingko production operations, unexpected factors may hamper our efforts to implement our business plan.

Our business plan contemplates that we will become a fully-integrated grower, manufacturer and marketer of products derived from gingko.  At the present time, however, our entire business consists of distributing health and beauty aids manufactured by Shandong Yong Chun Tang.  In order to fully implement our business plan, we will have to successfully complete the development of an agricultural facility and an industrial facility.   The complexity of this undertaking means that we are likely to face many challenges, some of which are not yet foreseeable.  Problems may occur with our raw material production and with the roll-out of efficient manufacturing processes.  If we are not able to minimize the costs and delays that result, our business plan may fall short of its goals, and the current profitability or our distribution activities may be offset by losses from the new gingko business.

The capital investments that we plan may result in dilution of the equity of our present shareholders.

Our business plan contemplates that we will invest approximately $40 million in capital improvements during the next five years.  At very least, we estimate that we will be unable to achieve profitable operations as an independent producer of gingko products unless we invest over $10 million in our facility.  We intend to raise the largest portion of the necessary funds by selling equity in our company.  At present we have no commitment from any source for those funds.  We cannot determine, therefore, the terms on which we will be able to raise the necessary funds.  It is possible that we will be required to dilute the value of our current shareholders’ equity in order to obtain the funds.  If, however, we are unable to raise the necessary funds, our growth will be limited, as will our ability to compete effectively.

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

Shandong Spring Pharmaceutical generates revenues and incurs expenses and liabilities in Renminbi, the currency of the People’s Republic of China.  However, as a subsidiary of China YCT International Group, it reports its financial results in the United States in U.S. Dollars.  As a result, our financial results will be subject to the effects of exchange rate fluctuations between these currencies.  From time to time, the government of China may take action to stimulate the Chinese economy that will have the effect of reducing the value of Renminbi.  In addition, international currency markets may cause significant adjustments to occur in the value of the Renminbi.  Any such events that result in a devaluation of the Renminbi versus the U.S. Dollar will have an adverse effect on our reported results.  We have not entered into agreements or purchased instruments to hedge our exchange rate risks.

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

ITEM 7.                      FINANCIAL STATEMENTS

The Company’s financial statements, together with notes and the Independent Auditors’ Report, are set forth immediately following Item 14 of this Form 10-KSB.

ITEM 8.                      CHANGES IN AND DISAGREEMENTS WITH   ACCOUNTANTS ONACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 8A.                                CONTROLS AND PROCEDURES.

 (a)           Evaluation of disclosure controls and procedures.

The term “disclosure controls and procedures” (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report (the “Evaluation Date”). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were effective.

(b)           Changes in internal controls.

The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year covered by this annual report, and they have concluded that there was no change to the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

(c)	Management’s Report on Internal Control over Financial Reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  We have assessed the effectiveness of those internal controls as of December 31, 2007, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework as a basis for our assessment.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified two material weaknesses in our internal control over financial reporting.  These material weaknesses consisted of:

a. Lack of expertise in U.S accounting principles among the personnel in our Chinese headquarters.  Our books are maintained and our financial statements are prepared by the personnel employed at our executive offices in Shandong Province in the People’s Republic of China.  Few of our employees have experience or familiarity with U.S accounting principles.  The lack of personnel in our Shandong office who are trained in U.S. accounting principles is a weakness because it could lead to improper classification of items and other failures to make the entries and adjustments necessary to comply with U.S. GAAP.

b. Lack of independent control over related party transactions.  Yan Tinghe is the sole director and Chief Executive Officer of China YCT International Group and of its subsidiary, Shandong Spring Pharmaceutical.  From time to time Mr. Yan has made loans and capital contributions to finance the operations of Shandong Spring Pharmaceutical.  In the past year, Shandong Spring Pharmaceutical has made loans to finance the operations of two other companies controlled by Yan Tinghe.  The absence of other directors to review these transactions is a weakness because it could lead to improper classification of such related party transactions.

Management is currently reviewing its staffing and their training in order to remedy the weaknesses identified in this assessment.  To date, we are not aware of significant accounting problems resulting from these weaknesses; so we have to weigh the cost of improvement against the benefit of strengthened controls.  However, because of the above conditions, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of March 31, 2008.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 8B.                                OTHER INFORMATION.

None.

PART III

ITEM 9.                      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following individuals are the members of China YCT International Group’s Board of Directors and its executive officers.

        Director
Name	Age	Position with the Company	Since

Yan Tinghe                                           55           Chairman, Chief Executive Officer               2007

Zhang Jirui                                           51           President, Chief Financial Officer                2007

All directors hold office until the next annual meeting of our shareholders and until their successors have been elected and qualify.  Officers serve at the pleasure of the Board of Directors.

Yan Tinghe has over twenty years of experience in corporate management within the food and food supplements industries.  Having founded Shandong Spring Pharmaceuticals, he has served as its Chairman since January 2006.  During the eight years prior to founding Shandong Spring Pharmaceutical, Mr. Yan was employed as Chairman and General Manager of Shandong Yong Chun Tang Bioengineering Co., Ltd., which manufactures a wide variety of food supplements and is currently the exclusive supplier for Shandong Spring Pharmaceutical.  During the period from 1988 to 1997 Mr. Yan served as Executive Vice President of Shishui Sanyin Company, and from 1985 to 1987 as Factory Director of Beijing Shishui Lianhe Preserved Fruits, both of which were multi-facility enterprises in the food industry.

Zhang Jirui brings over twenty years of technical training to Shandong Spring Pharmaceutical, where he has been employed as Director since January 2006.  During 2005 Mr. Zhang was the Manager of the International Market Department for Shandong Yong Chun Tang Bioengineering Co., Ltd., which manufactures a wide variety of food supplements and is currently the exclusive supplier for Shandong Spring Pharmaceutical.  During the 22 years prior to joining Shandong Yong Chun Tang Bioengineering Co., Ltd., Mr. Zhang was employed as an Instructor in the Shandong Chemical Engineering Vocational School.

Nominating, Compensation and Audit Committees

The Board of Directors does not have an audit committee, a compensation committee or a nominating committee, due to the small size of the Board.  The Board will also not have an “audit committee financial expert” within the definition given by the Regulations of the Securities and Exchange Commission.  The members of the Board expect to recruit an audit committee financial expert to join the Board during fiscal year 2009.

Code of Ethics

The Board of Directors has not adopted a code of ethics applicable to the Company’s executive officers.  The Board believes that the small number of individuals involved in the Company’s management makes such a code unnecessary.

Section 16(a) Beneficial Ownership Reporting Compliance

None of the officers, directors or beneficial owners of more than 10% of the Company’s common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended March 31, 2008, except that Yan Tinghe and Zhang Jirui each failed to file a Form 3 when due.

ITEM 10.                                EXECUTIVE COMPENSATION

The following table sets forth all compensation awarded to, earned by, or paid by China YCT International Group, Ltd. and its subsidiaries to Yan Tinghe, its Chief Executive Officer, during the two years since Shandong Spring Pharmaceutical commenced operations.  There were no executive officers whose total salary and bonus for the fiscal year ended March 31, 2008 exceeded $100,000.

	Fiscal Year	Salary	Bonus	Stock Awards	Option Awards	Other Compensation
Yan Tinghe	2008	$30,770	0	0	0	0
	2007	$12,820	0	0	0	0
	2006	--	- -	- -	- -	- -

Equity Awards

The following tables set forth certain information regarding the stock options acquired by the executive officer named in the table above during the year ended March 31, 2008 and those options held by him on March 31, 2008.

Option Grants in the Last Fiscal Year
					Potential realizable value at assumed annual rates of appreciation for option term
	Number of securities underlying option granted	Percent of total options granted to employees in fiscal year	Exercise Price ($/share)	Expiration Date
					5%	10%
Yan Tinghe	--	--	--	--	--	--

The following tables set forth certain information regarding the stock grants received by the executive officer named in the table above during the year ended March 31, 2008 and held by him unvested at March 31, 2008.

Unvested Stock Awards in the Last Fiscal Year
	Number of Shares That Have Not Vested	Market Value of Shares That Have Not Vested
Yan Tinghe	0	--

Remuneration of Directors

None of the members of the Board of Directors receives remuneration for service on the Board.

ITEM 11.                                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS ANDMANAGEMENT

The following table sets forth information known to us with respect to the beneficial ownership of our common stock as of the date of this prospectus by the following:

•	each shareholder known by us to own beneficially more than 5% of our common stock;

•	Yan Tinghe, our Chief Executive Officer

•	each of our directors; and

•	all directors and executive officers as a group.

Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below have sole voting power and investment power with respect to their shares,  subject to community property laws where applicable.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percentage of Class
Yan Tinghe	9,653,690	32.9%
Zhang Jirui	1,427,783	4.9%
All officers and directors as a group (2 persons)	11,081,473	37.7%

Warner Technology & Investment Corp. 18 Kimberly Court East Hanover, NJ 07936	1,762,695	6.0%

(1)	Except as otherwise noted, each shareholder’s address is c/o Shandong Spring Pharmaceutical Co., Ltd., Economic Development Zone, Gucheng Road, Sishui County, Shandong Province, P.R. China.
(2)           Except as otherwise noted, all shares are owned of record and beneficially.

Equity Compensation Plan Information

The information set forth in the table below regarding equity compensation plans (which include individual compensation arrangements) was determined as of March 31, 2008.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders.......	0		0
Equity compensation plans not approved by security holders......	0		0
Total..............	0		0

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships

Our Chairman, Yan Tinghe, owns the registered capital of Shandong Yong Chun Tang.  Since January 2007 the exclusive business activity of Shandong Spring Pharmaceutical has been the distribution of products manufactured by Shandong Yong Chun Tang.  In addition, Shandong Yong Chun Tang contributed the initial funds for the development of our manufacturing facility.  Currently Shandong Spring Pharmaceutical advances funds to Shandong Yong Chun Tang ($1,095,760 at March 31, 2008) in anticipation of future deliveries of products.   In addition, during the year ended March 31, 2008, Shandong Spring Pharmaceutical loaned $926,982 to Changqing Paper Co., Ltd., a company owned by Yan Tinghe.

Other than the aforesaid relationship, neither Yan Tinghe nor Zhang Jirui has engaged in any transaction with China YCT International Group or Shandong Spring Pharmaceutical during the past two fiscal years that had a transaction value in excess of $60,000.

Director Independence

None of the members of the Board of Directors is independent, as “independent” is defined in the rules of the NASDAQ Stock Market.

ITEM 13.                                EXHIBITS

3-a	Certificate of Incorporation - . - filed as an Appendix to the Definitive Information Statement on Form 14 (c) filed on March 13, 2007 and incorporated herein by reference.

3-a(1)	Certificate of Amendment to Certificate of Incorporation filed on November 15, 2007, effective November 23, 2007 at 6:00 p.m. Eastern Standard Time
– filed as an exhibit to the Current Report on Form 8-K filed on November 27, 2007 and incorporated herein by reference.

3-b	By-laws– filed as an exhibit to the Current Report on Form 8-K filed on April 9, 2007 and incorporated herein by reference.

10-a	Entrusted Management Agreement dated April 4, 2008 among Yan Tinghe, Shandong Yong Chun Tang Bioengineering Co., Ltd. and Shandong Spring Pharmaceutical Co., Ltd.
– filed as an exhibit to the Current Report on Form 8-K filed on April 7, 2008 and incorporated herein by reference.

10-b	Purchase Option and Cooperation Agreement dated April 4, 2008 among Yan Tinghe, Shandong Yong Chun Tang Bioengineering Co., Ltd. and Shandong Spring Pharmaceutical Co., Ltd.
– filed as an exhibit to the Current Report on Form 8-K filed on April 7, 2008 and incorporated herein by reference.

21	Subsidiaries: Landway Nano Bio-Tech Group, Inc., a Delaware corporation Shandong Spring Pharmaceutical Co., Ltd., a People’s Republic of China corporation

31.1	Rule 13a-14(a) Certification – CEO
31.2	Rule 13a-14(a) Certification – CFO

32                    Rule 13a-14(b) Certification

ITEM 14                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

China YCT International Group (the “Company”) engaged Bagell, Josephs, Levine & Company, LLC to serve as its independent registered public accountant in September 2007.  Prior to that engagement, Bagell, Josephs, Levine & Company, LLC had served as the auditor for Shandong Spring Pharmaceutical Co., Ltd

Audit Fees

Bagell, Josephs, Levine & Company, LLC billed $55,000 to the Company for professional services rendered for the audit of fiscal 2008 financial statements and review of the financial statements included in the 10-QSB filings for the second and third quarters of fiscal 2008.

Audit-Related Fees

Bagell, Josephs, Levine & Company, LLC billed $0 to the Company during fiscal 2008 for assurance and related services that are reasonably related to the performance of the fiscal 2008 audit or review of the quarterly financial statements.

Tax Fees

Bagell, Josephs, Levine & Company, LLC billed $0 to the Company during fiscal 2008 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

Bagell, Josephs, Levine & Company, LLC billed $0 to the Company in fiscal 2008  for services not described above.

It is the policy of the Company that all services other than audit, review or attest services must be pre-approved by the Board of Directors.  No such services have been performed by Bagell, Josephs, Levine & Company, LLC.

CHINA YCT INTERNATIONAL GROUP, INC.

FINANCIAL STATEMENTS

MARCH 31, 2008 & 2007

CHINA YCT INTERNATIONAL GROUP, INC.

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm ...F-1

Consolidated Balance Sheets at March 31, 2008 and 2007 ...F-2

Consolidated Statements of Income for the Years Ended March 31, 2008 and 2007 ...F-3

Consolidated Statements of Cash Flows for the Years Ended March 31, 2008 and 2007 ...F-4
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended March 31, 2008 and 2007 ...F-5

Notes to Consolidated Financial Statements ...F-6 to F-11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
China YCT International Group, Inc.

We have audited the accompanying consolidated balance sheets of China YCT International Group, Inc. as of March 31, 2008 and 2007 and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the two years ended March 31, 2008 and 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards established by the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China YCT International Group, Inc. as of March 31, 2008 and 2007 and the results of its operations, changes in stockholders’ equity, and cash flows for each of the two years ended March 31, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ Bagell Josephs, Levine & Company, LLC
Bagell Josephs, Levine & Company, LLC
Marlton, New Jersey

June 12, 2008

CHINA YCT INTERNATIONAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31,
	2008	2007
Current assets:
Cash and cash equivalents	$1,614,336	$679,770
Inventory	737,153	-
Advance to suppliers	834,284	-
Other receivable - related party	2,022,742	518,626
Total Current Assets	5,208,515	1,198,396

Property and equipment, net of accumulated depreciation of
$68,282 and $17,092, respectively	3,083,031	2,439,608

Land use right, net of accumulated amortization	1,404,803	1,002,434

Total Assets	$9,696,349	$4,640,438

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$59,688	$79,428
Unearned revenue	33,742	-
Tax payable	563,135	-
Accrued expenses and other payables	32,994	137,029
Total Current Liabilities	689,559	216,457

	-	-

Stockholders' Equity
Preferred stock series A, $500 par value, 45 shares authorized and outstanding	22,500	22,500
Preferred stock series B convertible, $0.001 par value, 5,000,000 shares authorized,
-0- shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 29,380,073 and
454,444 shares issued and outstanding as of March 31, 2008 and 2007, respectively	29,380	454
Additional paid-in capital	4,063,039	4,091,966
Accumulated other comprehensive income	857,763	161,295
Retained earnings	4,034,108	147,766
Total Stockholders' Equity	9,006,790	4,423,981

Total Liabilities and Stockholders' Equity	$9,696,349	$4,640,438

CHINA YCT INTERNATIONAL GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED MARCH 31,

	2008	2007

Revenues	$16,586,741	$981,849

Cost of Goods Sold	7,322,143	436,512

Gross Profit	9,264,598	545,337

Operating Expenses
Research and development expenses	141,241	-
Selling, general and administrative	3,586,140	306,975

Income before other Income and (Expenses)	5,537,217	238,362

Other Income and (Expenses)	(116,255)	-

Income Before Income Taxes	5,420,962	238,362

Provision for Income Taxes	1,534,620	90,775

Net Income	$3,886,342	$147,587

Other Comprehensive Income:
Foreign Currency Translation Adjustment	696,468	147,611

Comprehensive Income	$4,582,810	$295,198

Basic and diluted income per common share
Basic	$0.13	$0.32
Diluted	$0.13	$0.32

Weighted average number of common shares outstanding
Basic	29,300,825	454,444
Diluted	29,300,825	454,444

CHINA YCT INTERNATIONAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31,

	2008	2007
Cash Flows From Operating Activities:
Net income	$3,886,342	$147,587
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	72,115	36,713

Changes in operating assets and liabilities:
Inventory	(737,153)	-
Advance to suppliers	(834,284)	-
Other receivable -related party	(1,504,116)	(221,946)
Accounts payable	(19,740)	79,428
Unearned revenue	33,742	-
Taxes payable	563,135	-
Accrued expenses and other payables	(104,035)	137,029

Cash provided by operating activities	1,356,006	178,811

Cash Flows From Investing Activities:
Addition to plant and equipment	(418,745)	(1,504,512)
Purchase of land use right	(308,298)	-

Cash used in investing activities	(727,043)	(1,504,512)

Cash Flows From Financing Activities
Proceeds from capital contribution	-	1,893,668

Cash provided by financing activities	-	1,893,668

Effect of exchange rate changes on cash and cash equivalents	305,602	108,872

Increase in cash and cash equivalents	934,566	676,839

Cash and Cash Equivalents - Beginning of year	679,770	2,931

Cash and Cash Equivalents - Ending of year	$1,614,336	$679,770

Supplemental disclosures of cash flow information:

Interest paid	$-	$-
Income taxes paid	$1,196,189	$-

Non-cash investing and financing activities

Land use right received as capital contribution	$-	$987,537

CHINA YCT INTERNATIONAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED MARCH 31, 2008 AND 2007

	Preferred Stock Series A		Preferred Stock Series B		Common Stock				Accumulated Other
	$500 Par Value		$0.001 Par Value		$0.001 Par Value			Additional Paid-in	Comprehensive	Retained
	Shares	Amount	Shares	Amount	Shares	Amount		Capital	Income	Earnings	Total

Balance - March 31, 2006	45	$ 22,500	-	$ -	454,444	$ 454		$ 1,210,761	$ 13,684	$ 179	$ 1,247,578

Additional capital contributed								2,881,205			2,881,205

Comprehensive income
Net income for the year										147,587	147,587
Other Comprehensive income, net of tax
Foreign currency translation adjustment									147,611		147,611
Comprehensive income

Balance - March 31, 2007	45	22,500	-	-	454,444	454	#	4,091,966	161,295	147,766	4,423,981

Issuance of Series B Convertible Preferred Stock			1,000	1							1

Conversion of Series B Preferred Stock			(1,000)	(1)	28,925,629	28,926		(28,927)			(2)

Comprehensive income
Net income for the year										3,886,342	3,886,342
Other Comprehensive income, net of tax
Foreign currency translation adjustment									696,468		696,468
Comprehensive income

Balance - March 31, 2008	45	$ 22,500	-	$ -	29,380,073	$ 29,380		$ 4,063,039	$ 857,763	$ 4,034,108	$ 9,006,790

1.  BASIS OF PRESENTATION AND ORGANIZATION

China YCT International Group, Inc., formerly known as ItLinkz Group, Inc., Medical Technology & Innovations, Inc. and Southstar Productions, Inc. (the “Company” or “China YCT”), was incorporated in the State of Florida in January 1989.

On June 4, 2007 the Company entered into a Share Purchase and Merger Agreement dated June 1, 2007 with Landway Nano Bio-Tech, Inc., a Delaware corporation (“Landway Nano”), and with Huaqin Zhou and Xiaojin Wang, two investors associated with Landway Nano.  Landway Nano is a holding company that owns 100% of the registered capital of Shandong Spring Pharmaceutical Co., Ltd. (“Shandong Spring”), a corporation organized under the laws of The People’s Republic of China (“PRC”). On July 31, 2007, pursuant to the Share Purchase and Merger Agreement, Huaqin Zhou and Xiaojin Wang purchased 500 shares of the Company’s Series B Preferred Stock for $530,000.  On September 28, 2007, the Company acquired all of the outstanding capital stock of Landway Nano by issuing to the shareholders of Landway Nano an additional 500 shares of Series B Preferred Stock. The 1,000 shares of Series B Preferred Stock were subsequently converted into 28,925,629 shares of common stock, representing 98.4% of the outstanding common shares.  The Board of Directors of the Company also elected Mr.Yan Tinghe and Mr. Zhang Jirui, the executive officers of Shandong Spring Pharmaceutical, to serve as members of the Board, and they together elected Yan Tinghe to serve as the Chief Executive Officer and Zhang Jirui to serve as Chief Financial Officer of the Company.

As a result of these transactions, there was a change in control of the Company as the shareholders of Landway Nano became the majority shareholders of the Company.

For accounting purposes, the transaction has been accounted for as a reverse acquisition under the purchase method of accounting. Accordingly, Landway Nano was treated as the continuing entity for accounting purposes.

On November 23, 2007, the Company changed the name of the corporation from “Itlinkz Group, Inc.” to “China YCT International Group, Inc.”

China YCT, through its wholly owned subsidiary, Shandong Spring, is engaged in the business of developing, manufacturing and marketing gingko and other dietary supplement products in the PRC.

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America.

CHINA YCT INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
MARCH 31, 2008 AND 2007

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

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company, Landway Nano and its wholly owned subsidiary Shandong Spring. All significant inter-company balances and transactions are eliminated in consolidation.

Cash and cash equivalents

For purposes of the statement of cash flow, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts receivables

Accounts receivables are stated at net realizable value. Any allowance for doubtful accounts is established based on the management’s assessment of the recoverability of accounts and other receivables. A considerable amount of judgment is required in assessing the realization of these receivables, including the current credit worthiness of each customer and the related aging analysis. The Company has no outstanding balance of account receivables for the years ended March 31, 2008 and 2007 due to cash sales.

Inventories

Inventories are composed of raw materials and packing materials for manufacturing, work in process, and finished goods. Inventories are valued at the lower of cost or market with cost determined on a weighted average basis. Management compares the cost of inventory with the market value and an allowance is made for writing down the inventory to its market value, if lower than cost.

Property and equipment

Property and equipment are stated at cost. The cost of an asset comprises its purchase price and any directly attributable costs of bringing the asset to its present working condition and locations for its intended use. Depreciation is calculated using the straight-like method over the following useful lives:

Buildings and improvements                                                                                     30-35 years
Machinery, equipment and automobiles                                                                    7-15 years

Expenditures for maintenance and repairs are charged to expense as incurred. Additions, renewals and betterments are capitalized.

Advance to suppliers

Advance to suppliers represent the payments made and recorded in advance for goods and services received. The Company makes advances to certain vendors’ inventory purchases, construction projects and equipment purchases. The advance to suppliers totaled $834,284 as of March 31, 2008.

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

Unearned revenue

Revenue from the sale of goods or services is recognized at the time that goods are delivered or services are rendered. Receipts in advance for goods to be delivered or services to be rendered in a subsequent period are carried forward as unearned revenue.

CHINA YCT INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
MARCH 31, 2008 AND 2007

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impairment of long-lived assets

Long-lived assets, which include property, plant and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset.   If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.

Income taxes

The Company accounts for income tax under the provisions of SFAS No.109 "Accounting for Income Taxes", which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the financial statements or tax returns.  Deferred income taxes are recognized for all significant temporary differences between tax and financial statements bases of assets and liabilities.  Valuation allowances are established against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. There were no deferred tax amounts at March 31, 2008 and 2007, respectively.

The Company is governed by the Income Tax Law of the People’s Republic of China concerning the private-run enterprises, which are subject to tax at a statutory rate of 25% and were, until January 2008, subject to tax at a statutory rate of 33% (30% state income tax plus 3% local income tax) on its taxable income. The company recorded income tax provisions of $1,534,620 and $90,775 for the years ended March 31, 2008 and 2007, respectively.

Value-added tax

Sales revenue represents the invoiced value of goods, net of a Value-Added Tax (“VAT”). All of the Company’s products that are sold in the PRC are subject to a Chinese value-added tax at a rate of 4% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing their finished product. The Company did not have any recorded VAT Payable or VAT receivable net of payments in the financial statements. The VAT tax return is usually filed offsetting the payables against the receivables.

Research and development

Research and development costs are related primarily to the Company developing its intellectual property. Research and development costs are expenses as incurred. The costs of material and equipment that are acquired or constructed for research and development activities and have alternative future uses are classified as plant and equipment and depreciated over their estimated useful lives.

The research and development expense for the years ended March 31, 2008 and 2007 was $141,241 and $-0-, respectively.

Advertising costs

Advertising costs in newspaper and televisions are expensed as incurred.  The Company incurred advertising costs of $501,729 and $3,848 of for the years ended March 31, 2008 and 2007, respectively.

Mailing and handling costs

The Company accounts for mailing and handling fees in accordance with the Financial       Accounting Standards Board Emerging Issues Task Force Issue No. 00-10 “Accounting for
Shipping and Handling Fees and Costs” (EITF Issue No. 00-10).  For the year ended March 31, 2008 and 2007, respectively, the Company incurred $716,646 and $58,096 mailing and handling costs.

Earnings (loss) per share

Basic earnings (loss) per share are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There are no common stock equivalents available for dilution purposes as of March 31, 2008 and 2007.

 Risks and uncertainties

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

Fair value of financial instruments

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable, other receivables, accounts payable, accrued expenses, tax payable, and other payable approximate fair value due to the short-term nature of these items.

 Foreign currency translation

The Company’s functional currency is the Renminbi (“RMB”). For financial reporting purposes, RMB has been translated into United States dollars ("USD") as the currency.       Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders' equity as "Accumulated other comprehensive income". Gains and losses resulting from foreign currency translations are included in accumulated other comprehensive income.  There is no significant fluctuation in exchange rate for the conversion of RMB to USD after the balance sheet date.

Translation adjustments resulting from this process amounted to $857,763 and $161,295 as of March 31, 2008 and 2007, respectively. The balance sheet amounts, with the exception of equity at March 31, 2008, were translated at 7.012 RMB to 1.00 US$ as compared to 7.7232 RMB to 1.00 US$ at March 31, 2007. The equity accounts were stated at their historical rate. The average translation rates applied to income statement accounts for the years ended March 31, 2008 and 2007 were 7.4590 RMB and 7.8992 RMB, respectively.

CHINA YCT INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
MARCH 31, 2008 AND 2007

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

In June 2007, the FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities” (“FSP EITF 07-3”), which addresses whether nonrefundable advance payments for goods or services that used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed. The Company has adopted FSP EITF 07-3 and expensed the research and development as it incurred.

In December 2007, the FASB issued SFAS No. 160,“Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company has not determined the effect that the application of SFAS 160 will have on its consolidated financial statements.

In December 2007, Statement of Financial Accounting Standards No. 141(R), Business Combinations, was issued. SFAS No. 141R replaces SFAS No. 141, Business Combinations. SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This replaces SFAS 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and

New accounting pronouncements (continued)

liabilities assumed based on their estimated fair values. SFAS 141R also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141R). SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company is currently evaluating the impact that adopting SFAS No. 141R will have on its financial statements.

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities - An Amendment of SFAS No. 133” (“SFAS 161”). SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, SFAS 161 requires (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. SFAS 161 is effective on January 1, 2009. The Company is in the process of evaluating the new disclosure requirements under SFAS 161.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications have no effect on net income or cash flows.

3. INVENTORY

Inventory consists of finished goods only. The Company purchased all of its goods from Shandong Yong Chun Tang Bioengineering Co., Ltd. (“Shandong YCT”), an affiliated company owned by the Chairman of the Company (See Note 5). No allowance for inventory was made for the years ended March 31, 2008 and 2007.

4.   PROPERTY AND EQUIPMENT, NET

Property and equipment at March 31, 2008 and 2007 consist of the following:

	As of March 31,
	2008	2007

Machinery & Equipment	$260,025	$102,264
Furniture & Fixture	-	79,428
Building	1,794,406	-
Subtotal	2,054,431	181,692

Less: Accumulated Depreciation	(68,282)	(17,092)
Construction in progress	1,096,882	2,275,008

Total Property and equipment, net	$3,083,031	$2,439,608

The depreciation expense for the years ended March 31, 2008 and 2007 was $46,493 and $17,092, respectively.

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

The costs involved with construction in progress amounted to the total of $1,096,882 and $2,275,008 for the years ended March 31, 2008 and 2007, respectively.

5.  RELATED PARTY TRANSACTIONS

As of March 31, 2008 and 2007, the Company has other receivables in the amount of $2,022,742 and $518,626, respectively, representing loans receivables from two affiliates as stated below. The entire balance of the receivables is expected to be repaid soon and no allowance is deemed necessary.

	As of March 31,
	2008	2007
a) Loan receivable from Shandong YCT	$1,095,760	$518,626
b) Loan receivable from Changqing Paper Co.,Ltd.	926,982	-

Total	$2,022,742	$518,626

Shangdong YCT is an affiliated company owned by the chairman and controlling shareholder, Mr. Yan Tinghe.  Prior to the completion of the Company’s own plant, Shandong YCT provides products to the Company for resale and makes settlement upon sales of goods (see Note 10).  The purpose of the loan is to finance Shangdong YCT’s production. The loan bears no interest and is unsecured and due upon demand.

Changqing Paper Co., Ltd is an affiliated company also owned by the chairman and controlling shareholder Mr. Yan Tinghe.  This loan is unsecured and matures on August 20, 2008, and demands 1% interest on any unpaid due amount.

6. MAJOR CUSTOMER AND VENDOR

The Company sells products to individual retail customers and does not have major customers due to the high level of competition within the industry.

According to the contract signed on December 26, 2006 between the Company and its affiliate company, Shandong YCT, the Company currently purchases all of its products from Shandong YCT on the consignment sales basis. For the years ended March 31, 2008 and 2007, Shandong YCT was the sole vendor to the Company.

7. LAND USE RIGHT

All land in the People’s Republic of China is government owned and cannot be sold to any individual or company. However, the government grants the user a “land use right” (the “Right”) to use the land. The Company has total land use rights valued at RMB10,199,600 (equivalent to $1,454,592) to use for 50 years and amortizes the Right on a straight line basis over 50 years.

Net intangible assets at March 31, 2008 and 2007 were as follows:

	As of March 31,
	2008	2007
Land use right	$1,454,592	$1,022,892
Less: Accumulated amortization	(49,789)	(20,458)

Total	$1,404,803	$1,002,434

The amortization expense for the years ended March 31, 2008 and 2007 was $25,623 and $20,002, respectively.

8. TAX PAYABLE

As of March 31, 2008 and 2007, the Company has tax payable as below:

	As of March 31,
	2008	2007

Corporate Income Tax	$462,272	$-
Value-Added Tax	93,392	-
Other Tax & Fees	7,471	-

Total Tax Payable	563,135	-

9. STOCKHOLDERS’ EQUITY

On July 30, 2007, in accordance with the Share Exchange Agreement with Landway Nano, the Company sold 500 shares of its newly-designated Series B Convertible Preferred Stock to two individual investors for $530,000.

On September 28, 2007, the Company issued an additional 500 shares of Series B Convertible Preferred Stock to the shareholders of Landway Nano.

On November 23, 2007, the Company effected a reverse stock split of the corporation’s common stock in the ratio of 1:28. At the same time, the 1,000 shares of the Company’s Series B Preferred Stock was converted into 28,925,629 shares of common stock. All stock amounts have been retroactively restated for the effect of the reverse stock split.

As of March 31, 2008, there were 45 shares of Series A Preferred Stock and 29,380,073 shares of Common Stock issued and outstanding. There was no Series B Preferred Stock issued and outstanding.

10. SUBSEQUENT EVENTS

On April 4, 2008, Shandong Spring, a wholly-owned subsidiary of the Company, entered into an Entrusted Management Agreement (the “Agreement”) with Shandong YCT, effective as of April 1, 2008. The Agreement provides that Shandong Spring will manage the operations of Shandong YCT.  Included among its responsibilities will be the appointment of members of the Board of Directors of Shandong YCT, hiring of managerial and administrative personnel for Shandong YCT, control of all of the assets of Shandong YCT, and obtaining loans and other sources of financing for the operations of Shandong YCT, as needed.  Shandong Spring also agreed to fund any unpaid debts incurred hereafter by Shandong YCT and to fund any shortfall between its net assets and its registered capital.

In exchange for the managerial services, Shandong YCT will pay to Shandong Spring a fee equal to all of the net profits earned by Shandong YCT.

On the same date, the parties entered into a Purchase Option and Cooperation Agreement with Mr. Yan Tinghe, who is the Chairman of the Company and the principal owner of Shandong YCT.  The Purchase Option gives Shandong Spring the right to purchase Shandong YCT at any time when the transfer would be permitted by applicable laws.  The purchase price for Shandong YCT would be the fair value price, which will be determined by the parties at the time the option is exercised. Mr. Yan also gave to the agents appointed from time to time by Shandong Spring a proxy to exercise his voting rights as a shareholder of Shandong YCT.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA YCT INTERNATIONAL GROUP, LTD.

By:   /s/ Yan Tinghe
         Yan Tinghe Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below on June 27, 2008 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Yan Tinge
Yan Tinghe, Director
Chief Executive Officer

/s/ Zhang Jirui
Zhang Jirui,
Chief Financial Officer