Form 10-Q
period 2008-06-30
China YCT International Group, Inc.
filed 2008-08-19
CIK 847464

U. S. Securities and Exchange Commission
Washington, D. C. 20549

       FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 2008

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

Commission File No. 33-27610-A

CHINA YCT INTERNATIONAL GROUP, INC.
(Name of Small Business Issuer in its Charter)

Delaware	65-2954561
(State or Other Jurisdiction of	(I.R.S. Employer I.D. No.)
incorporation or organization)

c/o American Union Securities, Inc., 100 Wall Street, 15th Floor, New York, NY 10005
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

         Yes  X                    No __

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes __                No   X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ___       Accelerated filer  ____      Non-accelerated filer  ___      Small reporting company _X_

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:
August 18, 2008
Common Stock:  29,380,073 shares

CHINA YCT INTERNATIONAL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30, 2008	March 31, 2008
	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$4,516,901	$1,614,336
Inventory	65,484	737,153
Advance to suppliers	484,029	834,284
Other receivable - related party	2,067,832	2,022,742
Total Current Assets	7,134,246	5,208,515

Property and equipment, net of accumulated depreciation of
$89,210 and $68,282, respectively	3,501,204	3,083,031

Land use right, net of accumulated amortization	1,428,595	1,404,803

Total Assets	$12,064,046	$9,696,349

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$-	$59,688
Unearned Revenue	-	33,742
Tax payable	899,262	563,135
Accrued expenses	7,468	25,689
Other payables	-	7,305
Total Current Liabilities	906,730	689,560

Stockholders' Equity
Preferred stock series A, $500 par value, 45 shares authorized and outstanding	22,500	22,500
as of June 30,2008 and December 31, 2007 respectively
Preferred stock series B convertible, $0.001 par value, 5,000,000 shares authorized,
-0- shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 29,380,073
shares issued and outstanding as of June 30, 2008 and March 31, 2008	29,380	29,380
Additional paid-in capital	4,063,039	4,063,039
Accumulated other comprehensive income	1,086,135	857,763
Retained earnings	5,956,261	4,034,108
Total Stockholders' Equity	11,157,316	9,006,790

Total Liabilities and Stockholders' Equity	$12,064,046	$9,696,349

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA YCT INTERNATIONAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

	Three Months Ended June 30,
	2008	2007

Revenues	$6,018,588	$1,915,769

Cost of Goods Sold	2,625,965	853,696

Gross Profit	3,392,623	1,062,073

Operating Expenses
Research and development expenses	66,222	-
Selling, general and administrative	739,103	359,526

Income before other Income and (Expenses)	2,587,298	702,547

Other Income and (Expenses)	(25,066)	(1,907)

Income Before Income Taxes	2,562,232	700,640

Provision for Income Taxes	640,079	201,733

Net Income	$1,922,153	$498,907

Other Comprehensive Income:
Foreign Currency Translation Adjustment	228,372	68,953

Comprehensive Income	$2,150,525	$567,860

Basic and diluted income per common share
Basic	$0.07	$0.04
Diluted	$0.07	$0.04

Weighted average number of common shares outstanding
Basic	29,380,073	12,724,438
Diluted	29,380,073	12,724,438

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA YCT INTERNATIONAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

	Three Months Ended June 30,
	2008	2007
Cash Flows From Operating Activities:
Net income	$1,922,153	$498,907
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	26,548	14,854

Changes in operating assets and liabilities:
Inventory	671,669	(50,064)
Advance to suppliers	350,256	(45,004)
Loan to related party	(45,090)	(310,545)
Accounts payable	(59,688)	1,160
Unearned revenue	(33,742)	-
Taxes payable	336,127	70,342
Accrued expenses and other payables	(25,526)	(136,023)

Cash provided by operating activities	3,142,707	43,627

Cash Flows From Investing Activities:
Purchase of plant and equipment	-	(22,271)
Purchase of land use right	-	(299,505)
Addition to construction in progress	(363,632)	(209,789)

Cash used in investing activities	(363,632)	(531,565)

Cash Flows From Financing Activities
None

Effect of exchange rate changes on cash and cash equivalents	123,490	14,192

Increase/(decrease) in cash and cash equivalents	2,902,565	(473,746)

Cash and Cash Equivalents - Beginning of period	1,614,336	679,770

Cash and Cash Equivalents - Ending of period	$4,516,901	$206,024

Supplemental disclosures of cash flow information:

Interest paid	$-	$-
Income Taxes paid	$379,027	$279,686

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA YCT INTERNATIONAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

1.  ORGANIZATION

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The condensed unaudited interim consolidated financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements and notes are presented as permitted on Form 10-Q and may not contain information included in the Company’s annual statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the March 31, 2008 audited consolidated financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

The accompanying condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.

Principle of consolidation

The condensed consolidated financial statements include the financial statements of the Company, Landway Nano and its wholly owned subsidiary, Shandong Spring.  All significant inter-company transactions and balances among the Company and its subsidiaries are eliminated upon consolidation.

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

CHINA YCT INTERNATIONAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and cash equivalents

For purposes of the statement of cash flow, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts receivables

Accounts receivables are stated at net realizable value. Any allowance for doubtful accounts is established based on the management’s assessment of the recoverability of accounts and other receivables. A considerate amount of judgment is required in assessing the realization of these receivables, including the current credit worthiness of each customer and the related aging analysis. The Company has no account receivables as of June 30, 2008 and March 31, 2008.

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

Advance to suppliers

Advance to suppliers represent the payments made and recorded in advance for goods and services received. The Company makes advances to certain vendors’ inventory purchases, construction projects and equipment purchases. The advance to suppliers totaled $484,029 and $834,284 as of June 30, 2008 and March 31, 2008, respectively.

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

Income taxes

The Company accounts for income tax under the provisions of SFAS No.109 "Accounting for Income Taxes", which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the financial statements or tax returns.  Deferred income taxes are recognized for all significant temporary differences between tax and financial statements bases of assets and liabilities.  Valuation allowances are established against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. There were no deferred tax amounts at June 30, 2008 and 2007.

CHINA YCT INTERNATIONAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company is governed by the Income Tax Law of the People’s Republic of China concerning the private-run enterprises, which are subject to tax at a statutory rate of 25% and were, until January 2008, subject to tax at a statutory rate of 33% (30% state income tax plus 3% local income tax) on its taxable income. The company recorded income tax provisions of $640,079 and $201,733 for the three months ended June 30, 2008 and 2007, respectively.

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

The research and development expense for the three months ended June 30, 2008 and 2007 was $66,222 and $-0-, respectively.

Advertising costs

Advertising costs in newspaper and televisions are expensed as incurred.  The Company incurred advertising costs of $196,763 and $106,929 for the three months ended June 30, 2008 and 2007, respectively.

Mailing and handling costs

The Company accounts for mailing and handling fees in accordance with the Financial Accounting Standards Board Emerging Issues Task Force Issue No. 00-10 “Accounting for  Shipping and Handling Fees and Costs” (EITF Issue No. 00-10).  For the three months ended June 30, 2008 and 2007, the Company incurred $157,424 and $124,076 mailing and handling costs.

Earnings (loss) per share

Basic earnings (loss) per share are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There are no common stock equivalents available for dilution purposes as of June 30, 2008 and 2007.

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

      Foreign currency translation

The Company’s functional currency is the Renminbi (“RMB”). For financial reporting purposes, RMB has been translated into United States dollars ("USD") as the currency.  Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. The equity accounts were stated at their historical rate. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders' equity as "Accumulated other comprehensive income". Gains and losses resulting from foreign currency translations are included in accumulated other comprehensive income.  There is no significant fluctuation in exchange rate for the conversion of RMB to USD after the balance sheet date.

Translation adjustments resulting from this process amounted to $228,372 and $68,953 as of June 30, 2008 and 2007, respectively.

CHINA YCT INTERNATIONAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair value of financial instruments

The carrying amounts of certain financial instruments, including cash and cash    equivalents, account receivables, other receivables, accounts payable, accrued expenses, tax payable, and other payable approximate fair value due to the short-term nature of these items.

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

This replaces SFAS 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141R also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141R). SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company is currently evaluating the impact that adopting SFAS No. 141R will have on its financial statements.

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

CHINA YCT INTERNATIONAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

3.    INVENTORY

Inventory consists of finished goods only. The Company purchased all of its goods from Shandong Yong Chun Tang Bioengineering Co., Ltd. (“Shandong YCT”), an affiliated company owned by the Chairman of the Company (See Note 5). No allowance for inventory was made for the three months ended June 30, 2008 and 2007.

4.   PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:
	Balance as of
	June 30, 2008	March 31, 2008

Machinery & Equipment	$262,615	$260,025
Furniture & Fixture	3,207	-
Building	1,834,405	1,794,406
Subtotal	2,100,227	2,054,431

Less: Accumulated Depreciation	(89,210)	(68,282)
Construction in progress	1,490,187	1,096,882

Total Property and equipment, net	$3,501,204	$3,083,031

The depreciation expense for the three months ended June, 2008 and 2007 was $19,131 and $9,710, respectively.

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

The costs involved with construction in progress amounted to the total of $1,490,187 as of June 30, 2008 and $1,096,882 as of March 31, 2008.

5.  RELATED PARTY TRANSACTIONS

As of June 30, 2008 and March 31, 2008, the Company has other receivables in the amount of $2,067,832 and $2,022,742, respectively, representing loans receivables from two affiliates as stated below.  The entire balance of the receivables is expected to be repaid soon and no allowance is deemed necessary.

	Balance as of
	June 30, 2008	March 31, 2008
a) Loan receivable from Shandong YCT	$1,120,186	$1,095,760
b) Loan receivable from Changqing Paper Co.,Ltd.	947,646	926,982

Total	$2,067,832	$2,022,742

Shandong YCT is an affiliated company owned by the chairman and controlling shareholder Mr. Yan Tinghe.  Prior to the completion of the Company’s own plant, Shandong YCT provides products to the Company for resale and makes settlement upon sales of goods. The purpose of the loan is to finance Shandong YCT’s production. The loan bears no interests, and is unsecured and due upon demand.

Changqing Paper Co., Ltd is an affiliated company also owned by the chairman and controlling shareholder Mr. Yan Tinghe.  This loan is also unsecured, and matures on August 20, 2008, and demands 1% interests on any unpaid due amount.

6.   MAJOR CUSTOMER AND VENDOR

The Company sells products to individual retail customers and does not have major customer due to the high level competition within the industry.

According to the contract signed on December 26, 2006 between the Company and its affiliate company, Shandong YCT, the Company currently purchases all of its products from Shandong YCT on the consignment sales basis. For the three months ended June 30, 2008 and 2007, Shandong YCT is the sole vendor to the Company.

7.   LAND USE RIGHT

All land in the People’s Republic of China is government owned and cannot be sold to any individual or company. However, the government grants the user a “land use right” (the “Right”) to use the land. The Company has total land use right of RMB10,199,600 (equivalent to $1,454,592) to use for 50 years and amortizes the Right on a straight line basis over 50 years.

Net intangible assets were as follows:
	Balance as of
	June 30, 2008	March 31, 2008
Land use right	$1,487,017	$1,454,592
Less: Accumulated amortization	(58,422)	(49,789)

Total	$1,428,595	$1,404,803

The amortization expense for the three months ended March 31, 2008 and 2007 was $7,416 and $5,145 respectively.

CHINA YCT INTERNATIONAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

8.   TAX PAYABLE

The Company has tax payable as below:
	Balance as of
	June 30, 2008	March 31, 2008

Corporate Income Tax	$737,376	$462,272
Value-Added Tax	149,894	93,392
Other Tax & Fees	11,992	7,471

Total Tax Payable	$899,262	$563,135

9. STOCKHOLDERS’ EQUITY

Before the share exchange agreement in June 2007, the Company had 12,724,438 shares of common stock issued and outstanding.

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

As of June 30, 2008, there were 45 shares of Series A Preferred Stock and 29,380,073 shares of Common Stock issued and outstanding. There was no Series B Preferred Stock issued and outstanding.

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

On August 11, 2008, Shandong Spring Rescinded the Agreement with Shandong YCT due to a mutual misunderstanding of the effect of the Agreement. The Board of the Directors of the Company declared that the Agreement was void from the beginning.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Entrusted Management Agreement

On April 4, 2008, Shandong Spring Pharmaceutical entered into an Entrusted Management Agreement with Shandong Yong Chun Tang, pursuant to which Shandong Spring Pharmaceutical was to manage the operations of Shandong Yong Chun Tang.  On the same date, the parties entered into a Purchase Option and Cooperation Agreement with Yan Tinghe, who is the Chairman of China YCT International Group, Inc. and principal owner of Shandong Yong Chun Tang.

On August 14, 2008 the parties agreed to rescind, ab initio, both the Entrusted Management Agreement and the Purchase Option and Cooperation Agreement.  The reason for the rescission was the parties’ discovery of a mutual mistake regarding the effect of the agreements on the ability of Shandong Yong Chun Tang Bioengineering Co. Ltd. to do business in China.  Since the mistake, if not corrected, would have led to a material reduction in the benefit that the parties expected to obtain from the agreements, the parties have declared the agreements void.

Shandong Yong Chun Tang Bioengineering Co. Ltd. will continue to serve as the principal supplier of goods sold by Shandong Spring Pharmaceutical Co., Ltd.

Results of Operations

Fiscal year 2008 witnessed the emergence of Shandong Spring Pharmaceutical as a marketing force.  Having commenced revenue-producing operations only in January 2007, it realized $981,849 in revenue for the year ended March 31, 2007.  However, during fiscal year 2008, which ended on March 31, 2008, Shandong Spring Pharmaceutical realized $16,586,741 in revenue, including $5,958,113 in the quarter ended March 31, 2008 and $5,381,028 in the quarter ended December 31, 2007.

Entering fiscal year 2009, we have continued our growth.  During the three months ended June 30, 2008, we realized $6,018,588 in revenue, compared to $1,915,769 in revenue during the three months ended June 30, 2007.  Throughout the past year and a half of operations, no single product has accounted for more than 20% of our revenue, and a total of 38 products each contributed to revenue, including both health care supplements, cosmetics and toiletries.

All of the business reflected in the financial statements filed with this Report consisted of resale of products purchased by Shandong Spring Pharmaceutical from Shandong Yong Chun Tang. The purchases were made pursuant to a Purchase & Sale Contract dated December 26, 2006, which sets forth the wholesale price that Shandong Spring Pharmaceutical pays to Shandong Yong Chun Tang for each of the 38 products governed by the Contract.  Since Shandong Spring Pharmaceutical was not an exclusive distributor for Shandong Yong Chun Tang during this period, its resale prices are determined in large part by competition.  For that reason, the gross margin realized by Shandong Spring Pharmaceutical during the quarter ended June 30, 2008 was nearly identical to gross margin in each quarter of the 2008 fiscal year, averaging 56%, despite the growth in sales from quarter to quarter.

Our operating expenses in the quarter ended June 30, 2008 were equal to 13.3% of our revenue, an improvement over the 18.7% ratio recorded in the quarter ended June 30, 2007.  The improvement was primarily a result of the efficiencies that come from higher revenue.    Notwithstanding the efficiencies that we expect to realize from continued growth, we expect that several factors will cause our selling, general and administrative expenses to increase in the coming months:

•
If we are successful in obtaining the funds to complete our manufacturing facility, we will initiate manufacturing activities.  This will cause us to incur facility costs and the expense of administrative personnel.

•
Although we have $3.5 million in property, plant and equipment on our balance sheet, we are not recording any significant amount of depreciation, since we have not put our facility into service yet.  When we commence manufacturing, we will begin to depreciate our property, plant and equipment – which will have a substantially larger book value at that time – and incur the expense as a general expense to the extent it is not allocable to cost of goods sold.

•
The recent merger of Shandong Spring Pharmaceutical into a subsidiary of China YCT International Group has transferred to Shandong Spring Pharmaceutical the burden of paying the expenses associated with being a public company in the United States, including accounting and legal fees, and the expense of maintaining appropriate investor relationships.

Our operations produced net pre-tax income of $2,562,232 in the three months ended June 30, 2008, compared to $700,640 in the three months ended June 30, 2007.  Commencing in January 2008, the income tax rate imposed by the government of China was reduced from 33% to 25%.  The tax provisions left us with $1,922,153 net income for the three months ended June 30, 2008 ($.07 per share), compared to $498,907 in the three months ended June 30, 2007 ($.04 per share).  In future periods we expect to become eligible for the tax abatement that China affords newly-profitable companies – two years tax-free and two years at 50% tax rate.  We cannot predict when we will obtain the abatement, however, since it occurs only after a lengthy application process.

Our business operates entirely in Chinese Renminbi, but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars results in translation adjustments, which are reported as a middle step between net income and comprehensive income.  The net income is added to the retained earnings on our balance sheet; while the translation adjustment is added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  In three months ended June 30, 2008, the effect of converting our financial results to Dollars was to add $228,372 to our accumulated other comprehensive income.

Liquidity and Capital Resources

At June 30, 2008 Shandong Spring Pharmaceutical had $6,227,516 in working capital, an increase of $1,708,560 since the end of the last fiscal year on March 31, 2008.  The increase was primarily a result of our net income for the quarter.  In addition to $4,516,901 in cash, the greater portion of our current working capital consists of a debt of $1,120,186 due to us from Shandong Yong Chun Tang, our supplier.  We expect that debt to be liquidated in the future by delivery to us of products for resale, which will correspondingly increase the cash flow from our operations.  The remainder of our loans receivable from related parties was $947,646 owed to us by Changqing Paper Co., Ltd., which is payable on August 20, 2008.

 Our current level of working capital is sufficient to fund our current operations.  Ever since we commenced marketing activity in January, 2007, our operations produced positive cash flow, including $1,356,006 in fiscal year 2008 and $3,142,707 in the three months ended June 30, 2008. Because we carry relatively little inventory and no accounts receivable, we expect our marketing activities to continue to operate cash-positive.  In future periods, however, when we commence our own manufacturing operations, the cash requirements of manufacturing may put pressure on our cash flow.

 To this point the development of Shandong Spring Pharmaceutical and its initial operations have been funded by capital contributions from its shareholders and by occasional loans from management and their associates, all of which have been repaid.  As a result, at June 30, 2008 Shandong Spring Pharmaceutical had over $4.9 million in fixed assets and no debt.  This situation provides an opportunity to fund future development and an expansion of operations through bank debt by pledging the company’s fixed assets as collateral.  We expect that financing of this variety will be readily available to us, when our manufacturing facility approaches completion.

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

Our bank deposits are not insured.

There is no insurance program in the PRC that protects bank deposits, in the way that bank deposits in the U.S. are given limited protection by the FDIC.  If the bank in which we maintain our cash assets were to fail, it is likely that we would lose most or all of our deposits.

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

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2008.  Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by China YCT International Group in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information China YCT International Group is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that China YCT International Group’s system of disclosure controls and procedures was effective as of June 30, 2008 for the purposes described in this paragraph.

Changes in Internal Controls.  There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during China YCT International Group’s first fiscal quarter that has materially affected or is reasonably likely to materially affect China YCT International Group’s internal control over financial reporting.

PART II   -   OTHER INFORMATION

Item 2.  Changes in Securities and Small Business Issuer Purchase of Equity Securities

(c) Unregistered sales of equity securities

None.

(e) Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 1st quarter of fiscal 2009.

Item 6.                 Exhibits

31.1	Rule 13a-14(a) Certification – CEO
31.2	Rule 13a-14(a) Certification – CFO
      32                 Rule 13a-14(b) Certification

SIGNATURES

Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the Registrant  has duly  caused  this  Report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

CHINA YCT INTERNATIONAL GROUP, INC.

Date: August 19, 2008	By: /s/ Yan Tinge
Yan Tinghe, Chief Executive Officer