Form 10-Q
period 2008-09-30
China YCT International Group, Inc.
filed 2008-11-14
CIK 847464

U. S. Securities and Exchange Commission
Washington, D. C. 20549

       FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                  For the quarterly period ended September 30, 2008

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
November 14, 2008
Common Stock:  29,380,073 shares

TABLE OF CONTENTS	Page
PART I. FINANCIAL INFORMATION

Item 5. Other Information	13

Item 6. Exhibits	13

Signatures 14

CHINA YCT INTERNATIONAL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	September 30, 2008	March 31, 2008
	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$7,022,571	$1,614,336
Inventory	64,760	737,153
Advance to suppliers	-	834,284
Other receivable - related party	2,089,956	2,022,742
Total Current Assets	9,177,287	5,208,515

Property and equipment, net of accumulated depreciation of
$66,617 and $68,282, respectively	4,487,601	3,083,031

Land use right, net of accumulated amortization	1,435,556	1,404,803

Total Assets	$15,100,444	$9,696,349

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$463,924	$59,688
Unearned Revenue	35,677	33,742
Tax payable	1,009,141	563,135
Accrued expenses	8,179	25,689
Other payables	-	7,305
Total Current Liabilities	1,516,921	689,560

Stockholders' Equity
Preferred stock series A, $500 par value, 45 shares authorized and outstanding	22,500	22,500
as of September 30, 2008 and March 31, 2008 respectively
Preferred stock series B convertible, $0.001 par value, 5,000,000 shares authorized,
-0- shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 29,380,073
shares issued and outstanding as of September 30, 2008 and March 31, 2008	29,380	29,380
Additional paid-in capital	4,063,039	4,063,039
Accumulated other comprehensive income	1,218,994	857,763
Retained earnings	8,249,610	4,034,108
Total Stockholders' Equity	13,583,523	9,006,790

Total Liabilities and Stockholders' Equity	$15,100,444	$9,696,349

CHINA YCT INTERNATIONAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE SIX AND THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

	Six Months Ended September 30,		Three Months Ended September 30,
	2008	2007	2008	2007

Revenues	$13,339,093	$5,247,603	$7,320,505	$3,331,835

Cost of Goods Sold	5,809,910	2,319,518	3,183,946	1,465,822

Gross Profit	7,529,183	2,928,085	4,136,559	1,866,013

Operating Expenses
Research and development expenses			10,995	-
Selling, general and administrative	1,790,812	1,072,639	1,051,708	713,114

Income before other Income and (Expenses)	5,661,154	1,855,446	3,073,856	1,152,899

Other Income and (Expenses)	(43,268)	(3,713)	(18,203)	(1,806)

Income Before Income Taxes	5,617,886	1,851,733	3,055,653	1,151,093

Provision for Income Taxes	1,402,384	586,809	762,305	385,076

Net Income	$4,215,502	$1,264,924	$2,293,348	$766,017

Other Comprehensive Income:
Foreign Currency Translation Adjustment	361,231	156,496	132,858	68,953

Comprehensive Income	$4,576,733	$1,421,420	$2,426,206	$834,970

Basic and diluted income per common share
Basic	$0.14	$0.10	$0.08	$0.06
Diluted	$0.14	$0.10	$0.08	$0.06

Weighted average number of common shares outstanding
Basic	29,380,073	12,724,438	29,380,073	12,724,438
Diluted	29,380,073	12,724,438	29,380,073	12,724,438

CHINA YCT INTERNATIONAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

	Six Months Ended September 30
	2008	2007
Cash Flows From Operating Activities:
Net income	$4,215,502	$1,264,924
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	56,199	31,534

Changes in operating assets and liabilities:
Inventory	672,393	(88,609)
Advance to suppliers	834,284	(85,491)
Accounts payable	404,236	2,442
Unearned revenue	1,934	-
Taxes payable	446,005	84,824
Accrued expenses and other payables	(24,812)	(135,413)

Cash provided by operating activities	6,605,740	1,074,211

Cash Flows From Investing Activities:
Purchase of plant and equipment	-	(31,436)
Purchase of land use right	-	(302,023)
Addition to construction in progress	(1,324,677)	(339,784)

Cash used in investing activities	(1,324,677)	(673,243)

Cash Flows From Financing Activities
Payment for loan to related party	(67,214)	(419,828)

Cash provided by financing activities	(67,214)	(419,828)

Effect of exchange rate changes on cash and cash equivalents	194,385	115,727

Increase in cash and cash equivalents	5,408,235	96,867

Cash and Cash Equivalents - Beginning of period	1,614,336	679,770

Cash and Cash Equivalents - Ending of period	$7,022,571	$776,637

Supplemental disclosures of cash flow information:

Interest paid	$-	$-
Income Taxes paid	$1,107,277	$649,780

CHINA YCT INTERNATIONAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

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
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and cash equivalents

For purposes of the statement of cash flow, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts receivables

Accounts receivables are stated at net realizable value. Any allowance for doubtful accounts is established based on the management’s assessment of the recoverability of accounts and other receivables. A considerate amount of judgment is required in assessing the realization of these receivables, including the current credit worthiness of each customer and the related aging analysis. The Company has no account receivables as of September 30, 2008 and March 31, 2008.

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

Advance to suppliers

Advance to suppliers represent the payments made and recorded in advance for goods and services received. The Company makes advances to certain vendors’ inventory purchases, construction projects and equipment purchases. The advance to suppliers totaled $834,284 as of March 31, 2008. The company has no advance to suppliers as of September 30, 2008.

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

Income taxes

The Company accounts for income tax under the provisions of SFAS No.109 "Accounting for Income Taxes", which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the financial statements or tax returns.  Deferred income taxes are recognized for all significant temporary differences between tax and financial statements bases of assets and liabilities.  Valuation allowances are established against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. There were no deferred tax amounts at September 30, 2008 and 2007.

CHINA YCT INTERNATIONAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

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

The research and development expense for the six months ended September 30, 2008 and 2007 was $77,217 and $-0-, respectively.

Advertising costs

Advertising costs in newspaper and televisions are expensed as incurred.  The Company incurred advertising costs of $332,599 and $165,353 for the six months ended September 30, 2008 and 2007, respectively.

Mailing and handling costs

The Company accounts for mailing and handling fees in accordance with the Financial Accounting Standards Board Emerging Issues Task Force Issue No. 00-10 “Accounting for  Shipping and Handling Fees and Costs” (EITF Issue No. 00-10).  For the six months ended September 30, 2008 and 2007, the Company incurred $489,293 and $212,472 mailing and handling costs.

Earnings (loss) per share

Basic earnings (loss) per share are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There are no common stock equivalents available for dilution purposes as of September 30, 2008 and 2007.

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
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

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

Translation adjustments resulting from this process amounted to $361,225 and $156,496 as of September 30, 2008 and 2007, respectively. The balance sheet amounts with the exception of equity at September 30, 2008 were translated at 6.7899 RMB to 1.00 US$ as compared to 7.012 RMB to 1.00 US$ at March 31, 2008. The equity accounts were stated at their historical rate. The average translation rates applied to income statement accounts for the six months ended September 30, 2008 and 2007 were 6.8972 RMB and 7.6140 RMB, respectively.

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

New accounting pronouncements (continued)

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

This replaces SFAS 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141R also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141R). SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company is currently evaluating the impact that adopting SFAS No. 141R will have on its financial statements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities - An Amendment of SFAS No. 133” (“SFAS 161”). SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, SFAS 161 requires (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. SFAS 161 is effective on January 1, 2009. The Company is in the process of evaluating the new disclosure requirements under SFAS 161.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications have no effect on net income or cash flows.

CHINA YCT INTERNATIONAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

3.    INVENTORY

Inventory consists of finished goods only. The Company purchased all of its goods from Shandong Yong Chun Tang Bioengineering Co., Ltd. (“Shandong YCT”), an affiliated company owned by the Chairman of the Company (See Note 5). No allowance for inventory was made for the six months ended September 30, 2008 and 2007.

4.   PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	Balance as of
	September 30, 2008	March 31, 2008

Machinery & Equipment	$172,441	$260,025
Furniture & Fixture	96,090	-
Building	1,853,101	1,794,406
Subtotal	2,121,632	2,054,431

Less: Accumulated Depreciation	(112,403)	(68,282)
Construction in progress	2,478,372	1,096,882

Total Property and equipment, net	$4,487,601	$3,083,031

The depreciation expense for the six months ended September, 2008 and 2007 was $41,237 and $19,907, respectively.

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

The costs involved with construction in progress amounted to the total of $2,478,372 as of September 30, 2008 and $1,096,882 as of March 31, 2008.

5.   RELATED PARTY TRANSACTIONS

As of September 30, 2008 and March 31, 2008, the Company has other receivables in the amount of $2,088,907 and $2,022,742, respectively, representing loans receivables from two affiliates as stated below.  The entire balance of the receivables is expected to be repaid soon and no allowance is deemed necessary.

	Balance as of
	September 30, 2008	March 31, 2008
a) Loan receivable from Shandong YCT	$1,131,603	$1,095,760
b) Loan receivable from Changqing Paper Co.,Ltd.	958,353	926,982

Total	$2,089,956	$2,022,742

Shandong YCT is an affiliated company owned by the chairman and controlling shareholder Mr. Yan Tinghe.  Prior to the completion of the Company’s own plant, Shandong YCT provides products to the Company for resale and makes settlement upon sales of goods. The purpose of the loan is to finance Shandong YCT’s production. The loan bears no interests, and is unsecured and due upon demand.

Changqing Paper Co., Ltd is an affiliated company also owned by the chairman and controlling shareholder Mr. Yan Tinghe.  This loan is also unsecured and interest free with an original maturity date of August 20, 2008. But the loan demands 0.08% monthly late payment penalty on any unpaid due amount after the maturity date. As of September 30, 2008, the Company recorded $1,050 receivable on the unpaid balance. On October 27, 2008, the Company renewed the loan contract with Changqing Paper Co., Ltd. for additional one year. All other terms remain unchanged.

6.   MAJOR CUSTOMER AND VENDOR

The Company sells products to individual retail customers and does not have major customer due to the high level competition within the industry.

According to the contract signed on December 26, 2006 between the Company and its affiliate company, Shandong YCT, the Company currently purchases all of its products from Shandong YCT on the consignment sales basis. For the six months ended September 30, 2008 and 2007, Shandong YCT is the sole vendor to the Company.

CHINA YCT INTERNATIONAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

7.   LAND USE RIGHT

All land in the People’s Republic of China is government owned and cannot be sold to any individual or company. However, the government grants the user a “land use right” (the “Right”) to use the land. The Company has total land use right of RMB10,199,600 (equivalent to $1,454,592) to use for 50 years and amortizes the Right on a straight line basis over 50 years.

Net intangible assets were as follows:

	Balance as of
	September 30, 2008	March 31, 2008
Land use right	$1,502,172	$1,454,592
Less: Accumulated amortization	(66,616)	(49,789)

Total	$1,435,556	$1,404,803

The amortization expense for the six months ended September, 2008 and 2007 was $14,963 and $11,626 respectively.

8.   TAX PAYABLE

The Company has tax payable as below:

	Balance as of
	September 30, 2008	March 31, 2008

Corporate Income Tax	$777,163	$462,272
Value-Added Tax	214,794	93,392
Other Tax & Fees	17,184	7,471

Total Tax Payable	$1,009,141	$563,135

9.   INCOME TAXES

The Company is governed by the Income Tax Law of the People’s Republic of China concerning the private-run enterprises, which are subject to tax at a statutory rate of 25% and were, until January 2008, subject to tax at a statutory rate of 33% (30% state income tax plus 3% local income tax) on its income reported in the statutory financial statements after appropriate tax adjustments.

On March 16, 2007, the National People’s Congress of China approved the Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”), which is effective from January 1, 2008. Under the new law, the corporate income tax rate applicable to all Companies, including both domestic and foreign-invested companies, will be 25%, replacing the current applicable tax rate of 33%.  However, tax concession granted to eligible companies prior to the new CIT laws will be grand fathered.

For the six months ended September 30, 2008 and 2007, the company recorded income tax provisions of $1,402,384 and $586,809, respectively.

10.   STOCKHOLDERS’ EQUITY

Before the share exchange agreement in June 2007, the Company has 12,724,438 shares of common stock issued and outstanding.

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

As of September 30, 2008, there were 45 shares of Series A Preferred Stock and 29,380,073 shares of Common Stock issued and outstanding. There was no Series B Preferred Stock issued and outstanding.

ITEM 2.                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Entering the 2009 fiscal year, we have continued our growth steadily.  During the six months ended September 30, 2008, we realized $13,339,093 in revenue, an increase of 154% compared to $5,247,603 in revenue during the six months ended September 30, 2007.  During the three months ended September 30, 2008, we realized $7,320,505 in revenue, more than twice our revenue of $3,331,835 for the three months ended September 30, 2007. During the past year and a half of operations, no single product has accounted for more than 20% of our revenue, and a total of 38 products each contributed to revenue, including both health care supplements, cosmetics and toiletries.

All of the business reflected in the financial statements filed with this Report consisted of resale of products purchased by Shandong Spring Pharmaceutical from Shandong Yong Chun Tang. The purchases were made pursuant to a Purchase & Sale Contract dated December 26, 2006, which sets forth the wholesale price that Shandong Spring Pharmaceutical pays to Shandong Yong Chun Tang for each of the 38 products governed by the Contract.  Since Shandong Spring Pharmaceutical was not an exclusive distributor for Shandong Yong Chun Tang during this period, its resale prices are determined in large part by competition.  For that reason, the gross margin realized by Shandong Spring Pharmaceutical during the quarter ended September 30, 2008 was nearly identical to gross margin in each quarter of the 2008 fiscal year, averaging 56%, despite the growth in sales from quarter to quarter.

Our operating expenses for the six months ended September 30, 2008 were equal to 14% of our revenue, an improvement over the 20% ratio realized in the six months ended September 30, 2007.  Our operating expenses for the quarter ended September 30, 2008 were equal to 14% of our revenue, an improvement over the 21% ratio recorded for the quarter ended September 30, 2007.  These improvements were primarily a result of the efficiencies that come from higher revenue. Notwithstanding the efficiencies that we expect to realize from continued growth, we expect that several factors will cause our selling, general and administrative expenses to increase in the coming months:

•
If we are successful in obtaining the funds to complete our manufacturing facility, we will initiate manufacturing activities.  This will cause us to incur facility costs and the expense of administrative personnel.

•
Although we have $4.49 million in property, plant and equipment on our balance sheet, we are not recording any significant amount of depreciation, since we have not put our facility into service yet.  When we commence manufacturing, we will begin to depreciate our property, plant and equipment – which will have a substantially larger book value at that time – and incur the expense as a general expense to the extent it is not allocable to cost of goods sold.

•
The recent merger of Shandong Spring Pharmaceutical into a subsidiary of China YCT International Group has transferred to Shandong Spring Pharmaceutical the burden of paying the expenses associated with being a public company in the United States, including accounting and legal fees, and the expense of maintaining appropriate investor relationships.

Our operations produced net pre-tax income of 5,617,886 for the six months ended September 30, 2008, a 203% increase compared to $1,851,733 for the same time period in 2007. Our pre-tax income was $3,055,653 in the three months ended September 30, 2008, a 165% increase compared to $1,151,093 in the three months ended September 30, 2007. The rate of increases in our pre-tax income exceeded the rate of increase in our revenue due to the operating efficiencies we realized, as reflected in the improved ratio of operating expenses to revenue.

Effective in January 2008, the income tax rate imposed by the government of China was reduced from 33% to 25%.  The new tax provisions added to our improved results, as we realized  $2,293,348 in net income for the quarter ended September 30, 2008 ($.078 per share), a 199% increase compared to $766,017 for the quarter ended September 30, 2007 ($.06 per share).  Similarly, our net income for the six months ended September 30, 2008 grew by 233% over the like period of 2007.  In future periods we expect to become eligible for the tax abatement that China affords newly-profitable companies – two years tax-free and two years at 50% tax rate.  We cannot predict when we will obtain the abatement, however, since it occurs only after a lengthy application process.

Our business operates entirely in Chinese Renminbi, but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars results in translation adjustments, which are reported as a middle step between net income and comprehensive income.  The net income is added to the retained earnings on our balance sheet; while the translation adjustment is added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  During the six months ended September 30, 2008, the effect of converting our financial results to Dollars was to add $361,231 to our accumulated other comprehensive income. In the three months ended September 30, 2008, the effect of converting our financial results to Dollars was to add $132,858.

 Liquidity and Capital Resources

At September 30, 2008 Shandong Spring Pharmaceutical had $7,660,365 in working capital, an increase of $3,141,410 since the end of the last fiscal year on March 31, 2008.  The increase was primarily a result of our net income for the six month period.  In addition to $7,022,571 in cash and cash equivalents, the greater portion of our current working capital consists of a debt of $1,131,603 due on demand to us from Shandong Yong Chun Tang, our supplier.  We expect that debt to be liquidated in the future by delivery to us of products for resale, which will correspondingly increase the cash flow from our operations.

The remainder of our loans receivable from related parties was $958,353 owed to us by Changqing Paper Co., Ltd.  This loan matured on August 20, 2008, but on October 27, 2008 the Company extended the payment date to October 26, 2009.  The loan bears interest at 1% per annum, and as of September 30, 2008, the Company has recorded $1,050 interest receivable on the unpaid balance. Meanwhile, the Company has liquidated the $834,284 advance to suppliers that was on our balance sheet as of March 31, 2008, the result of which was to reduce the amount of cash used in our operation.

   Our current level of working capital is sufficient to fund our current operations.  Ever since we commenced marketing activity in January, 2007, our operations have produced positive cash flow, with $6,538,527 for the six months ended September 30, 2008, $1,356,006 in fiscal year 2008 and $1,074,211 for the six months ended September 30, 2007. Because we carry relatively little inventory and no accounts receivable, we expect our marketing activities to continue to operate cash-positive.  In future periods, however, when we commence our own manufacturing operations, the cash requirements of manufacturing may put pressure on our cash flow.

To this point the development of Shandong Spring Pharmaceutical and its initial operations have been funded by capital contributions from its shareholders and by occasional loans from management and their associates, all of which have been repaid.  As a result, at September 30, 2008 Shandong Spring Pharmaceutical had over $5.9 million in fixed assets and no debt.  This situation provides an opportunity to fund future development and an expansion of operations through bank debt by pledging the company’s fixed assets as collateral.  We expect that financing of this variety will be available to us, when our manufacturing facility approaches completion.

In order to fully implement our business plan, however, we will require capital contributions far in excess of our current asset value.  Our budget for bringing our manufacturing facility to an operating level that assures profitability is $10 million.  To fully implement our business plan - including development of a facility to utilize our proprietary method of extracting flavones from ginkgo by using enzyme technology - we will need $40 million.  Our expectation, therefore, is that we will seek to access the capital markets in both the U.S. and China to obtain the funds we require.  At the present time, however, we do not have commitments of funds from any source.

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

Not applicable.

ITEM 4.                 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2008.  Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by China YCT International Group in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information China YCT International Group is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that China YCT International Group’s system of disclosure controls and procedures was effective as of September 30, 2008 for the purposes described in this paragraph.

Changes in Internal Controls.  There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during China YCT International Group’s second fiscal quarter that has materially affected or is reasonably likely to materially affect China YCT International Group’s internal control over financial reporting.

PART II   -   OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

              The company is not party to any material legal proceeding.

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

(c) Unregistered sales of equity securities

None.

(e) Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 2nd quarter of fiscal 2009.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

              None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             None.

ITEM 5. OTHER INFORMATION

            None.

ITEM 6. EXHIBITS

31.1	Rule 13a-14(a) Certification – CEO
31.2	Rule 13a-14(a) Certification – CFO
32	Rule 13a-14(b) Certification

SIGNATURES

Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the Registrant  has duly  caused  this  Report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

CHINA YCT INTERNATIONAL GROUP, INC.

Date: November 14, 2008	By: /s/ Yan Tinghe
Yan Tinghe, Chief Executive Officer