Form 10-Q/A
period 2008-09-30
China YCT International Group, Inc.
filed 2008-11-14
CIK 847464

U. S. Securities and Exchange Commission
Washington, D. C. 20549

       Amendment No. 1 to FORM 10-Q

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
November 14, 2008
Common Stock:  29,380,073 shares

This amendment No. 1 to Form 10Q is to indicate the research and development expenses for the six month period ended September 30, 2008 to be $77,217. Our original filing omitted this figure due to a technical filing error.

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

CHINA YCT INTERNATIONAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE SIX AND THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

	Six Months Ended September 30,		Three Months Ended September 30,
	2008	2007	2008	2007

Revenues	$13,339,093	$5,247,603	$7,320,505	$3,331,835

Cost of Goods Sold	5,809,910	2,319,518	3,183,946	1,465,822

Gross Profit	7,529,183	2,928,085	4,136,559	1,866,013

Operating Expenses
Research and development expenses	77,217	-	10,995	-
Selling, general and administrative	1,790,812	1,072,639	1,051,708	713,114

Income before other Income and (Expenses)	5,661,154	1,855,446	3,073,856	1,152,899

Other Income and (Expenses)	(43,268)	(3,713)	(18,203)	(1,806)

Income Before Income Taxes	5,617,886	1,851,733	3,055,653	1,151,093

Provision for Income Taxes	1,402,384	586,809	762,305	385,076

Net Income	$4,215,502	$1,264,924	$2,293,348	$766,017

Other Comprehensive Income:
Foreign Currency Translation Adjustment	361,231	156,496	132,858	68,953

Comprehensive Income	$4,576,733	$1,421,420	$2,426,206	$834,970

Basic and diluted income per common share
Basic	$0.14	$0.10	$0.08	$0.06
Diluted	$0.14	$0.10	$0.08	$0.06

Weighted average number of common shares outstanding
Basic	29,380,073	12,724,438	29,380,073	12,724,438
Diluted	29,380,073	12,724,438	29,380,073	12,724,438

F-2

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