Form 10-Q
period 2008-12-31
China YCT International Group, Inc.
filed 2009-02-17
CIK 847464

U. S. Securities and Exchange Commission
Washington, D. C. 20549

       FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                  For the quarterly period ended December 31, 2008

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from _____ to _____

Commission File No. 33-27610-A

CHINA YCT INTERNATIONAL GROUP, INC.
(Name of Small Business Issuer in its Charter)

Delaware	65-2954561
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

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

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:
February 17, 2009
Common Stock:  29,380,073 shares

TABLE OF CONTENTS	Page
PART I. FINANCIAL INFORMATION

Item 5. Other Information	27

Item 6. Exhibits	27

Signatures 28

CHINA YCT INTERNATIONAL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	December 30, 2008	March 31, 2008
	(Unaudited)
Current assets:
Cash and cash equivalents	$10,297,023	$1,614,336
Inventory	64,450	737,153
Advance to suppliers	-	834,284
Other receivable - related party	954,818	2,022,742
Total Current Assets	11,316,291	5,208,515

Property and equipment, net of accumulated depreciation of
$133,670 and $68,282, respectively	4,444,354	3,083,031

Land use right, net of accumulated amortization	1,421,133	1,404,803

Total Assets	$17,181,778	$9,696,349

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$461,708	$59,688
Unearned Revenue	35,506	33,742
Taxes payable	861,156	563,135
Accrued expenses	11,076	25,689
Other payables	-	7,305
Due to related party	45,095	-
Total Current Liabilities	1,414,541	689,560

Stockholders' Equity
Preferred stock series A, $500 par value, 45 shares authorized and outstanding	22,500	22,500
as of December 31, 2008 and March 31, 2008 respectively
Preferred stock series B convertible, $0.001 par value, 5,000,000 shares authorized,
-0- shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 29,380,073
shares issued and outstanding as of December 31, 2008 and March 31, 2008	29,380	29,380
Additional paid-in capital	4,063,039	4,063,039
Accumulated other comprehensive income	1,160,333	857,763
Retained earnings	10,491,985	4,034,108
Total Stockholders' Equity	15,767,237	9,006,790

Total Liabilities and Stockholders' Equity	$17,181,778	$9,696,349
The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA YCT INTERNATIONAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE NINE AND THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007
(UNAUDITED)

	Nine Months Ended December 31,		Three Months Ended December 31,
	2008	2007	2008	2007

Revenues	$21,973,438	$10,628,628	$8,634,345	$5,381,028

Cost of Goods Sold	9,587,697	4,701,605	3,777,786	2,382,088

Gross Profit	12,385,741	5,927,023	4,856,559	2,998,940

Operating Expenses
Research and development expenses	139,603	-	62,386	-
Selling, general and administrative	3,563,003	2,494,626	1,772,191	1,421,987

Income before other Income and (Expenses)	8,683,135	3,432,397	3,021,981	1,576,953

Other Income and (Expenses)	(94,289)	(42,021)	(51,022)	(38,309)

Income Before Income Taxes	8,588,846	3,390,376	2,970,959	1,538,644

Provision for Income Taxes	2,130,969	1,151,938	728,584	565,130

Net Income	$6,457,877	$2,238,438	$2,242,376	$973,514

Other Comprehensive Income:
Foreign Currency Translation Adjustment	302,570	352,673	(58,661)	182,648

Comprehensive Income	$6,760,447	$2,591,111	$2,183,716	$1,156,162

Basic and diluted income per common share
Basic	$0.22	$0.08	$0.08	$0.03
Diluted	$0.22	$0.08	$0.08	$0.03

Weighted average number of common shares outstanding
Basic	29,380,073	29,380,073	29,380,073	29,380,073
Diluted	29,380,073	29,380,073	29,380,073	29,380,073
The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA YCT INTERNATIONAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

	Nine Months Ended December 31
	2008	2007
Cash Flows From Operating Activities:
Net income	$6,457,877	$2,238,438
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	85,488	48,767

Changes in operating assets and liabilities:
Inventory	672,703	(426,533)
Advance to suppliers	834,284	(88,020)
Loan to related party	1,067,924	-
Accounts payable	402,020	4,667
Unearned revenue	1,764	-
Taxes payable	298,021	256,577
Accrued expenses and other payables	(21,916)	33,701

Cash provided by operating activities	9,798,162	2,067,597

Cash Flows From Investing Activities:
Purchase of plant and equipment	-	(35,927)
Purchase of land use right	-	(304,473)
Addition to construction in progress	(1,328,402)	(425,133)

Cash used in investing activities	(1,328,402)	(765,533)

Cash Flows From Financing Activities
Proceeds from (payment to) related party	45,095	(534,683)

Cash provided by financing activities	45,095	(534,683)

Effect of exchange rate changes on cash and cash equivalents	167,832	260,254

Increase in cash and cash equivalents	8,682,687	1,027,635

Cash and Cash Equivalents - Beginning of period	1,614,336	679,770

Cash and Cash Equivalents - Ending of period	$10,297,023	$1,707,405

Supplemental disclosures of cash flow information:

Interest paid	$-	$-
Income Taxes paid	$1,877,874	$1,088,666
The accompanying notes are an integral party of these condensed consolidated financial statements

CHINA YCT INTERNATIONAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007 (UNAUDITED)

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
FOR THE NINE AND THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007 (UNAUDITED)

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
FOR THE NINE AND THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007 (UNAUDITED)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and cash equivalents

For purposes of the statement of cash flow, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts receivables

Accounts receivables are stated at net realizable value. Any allowance for doubtful accounts is established based on the management’s assessment of the recoverability of accounts and other receivables. A considerate amount of judgment is required in assessing the realization of these receivables, including the current credit worthiness of each customer and the related aging analysis. The Company has no account receivables as of December 31, 2008 and March 31, 2008.

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

Advance to suppliers

Advance to suppliers represent the payments made and recorded in advance for goods and services received. The Company makes advances to certain vendors’ inventory purchases, construction projects and equipment purchases. The advance to suppliers totaled $834,284 as of March 31, 2008. The company has no advance to suppliers as of December 31, 2008.

CHINA YCT INTERNATIONAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE NINE AND THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007 (UNAUDITED)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Income taxes

The Company accounts for income tax under the provisions of SFAS No.109 "Accounting for Income Taxes", which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the financial statements or tax returns.  Deferred income taxes are recognized for all significant temporary differences between tax and financial statements bases of assets and liabilities.  Valuation allowances are established against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. There were no deferred tax amounts at December 31, 2008 and 2007.

CHINA YCT INTERNATIONAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE NINE AND THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007 (UNAUDITED)

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

The research and development expense for the nine months ended December 31, 2008 and 2007 was $139,603 and $-0-, respectively.

Advertising costs

Advertising costs in newspaper and televisions are expensed as incurred.  The Company incurred advertising costs of $1,106,859 and $496,367 for the nine months ended December 31, 2008 and 2007, respectively.

Mailing and handling costs

The Company accounts for mailing and handling fees in accordance with the Financial Accounting Standards Board Emerging Issues Task Force Issue No. 00-10 “Accounting for  Shipping and Handling Fees and Costs” (EITF Issue No. 00-10).  For the nine months ended December 31, 2008 and 2007, the Company incurred $936,089 and $918,420 mailing and handling costs.

CHINA YCT INTERNATIONAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE NINE AND THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007 (UNAUDITED)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings (loss) per share

Basic earnings (loss) per share are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There are no common stock equivalents available for dilution purposes as of December 31, 2008 and 2007.

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

Foreign currency translation

The Company’s functional currency is the Renminbi (“RMB”). For financial reporting purposes, RMB has been translated into United States dollars ("USD") as the currency.  Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. The equity accounts were stated at their historical rate. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders' equity as "Accumulated other comprehensive income". Gains and losses resulting from foreign currency translations are included in accumulated other comprehensive.  There is no significant fluctuation in exchange rate for the conversion of RMB to USD after the balance sheet date.

CHINA YCT INTERNATIONAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE NINE AND THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007 (UNAUDITED)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Translation adjustments resulting from this process amounted to $302,570 and $352,673 as of December 31, 2008 and 2007, respectively. The balance sheet amounts with the exception of equity at December 31, 2008 were translated at 6.8225 RMB to 1.00 US$ as compared to 7.012 RMB to 1.00 US$ at March 31, 2008. The equity accounts were stated at their historical rate. The average translation rates applied to income statement accounts for the nine months ended December 31, 2008 and 2007 were 6.8779 RMB and 7.5527 RMB, respectively.

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

CHINA YCT INTERNATIONAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE NINE AND THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007 (UNAUDITED)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

In June 2008, the FASB issued FASB Staff Position on Emerging Issues Task Force Issue 03-6, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share (“EPS”) pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of FSP EITF 03-6-1. Early application is not permitted. Management is currently evaluating the impact FSP EITF 03-6-1 will have on the Company’s EPS calculations.

        Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications have no effect on net income or cash flows.

CHINA YCT INTERNATIONAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE NINE AND THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007 (UNAUDITED)

3.    INVENTORY

Inventory consists of finished goods only. The Company purchased all of its goods from Shandong Yong Chun Tang Bioengineering Co., Ltd. (“Shandong YCT”), an affiliated company owned by the Chairman of the Company (See Note 5). No allowance for inventory was made for the nine months ended December 31, 2008 and 2007.

4.    PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	Balance as of
	December 31, 2008	March 31, 2008

Machinery & Equipment	$171,617	$260,025
Furniture & Fixture	95,631	-
Building	1,844,246	1,794,406
Subtotal	2,111,494	2,054,431

Less: Accumulated Depreciation	(133,670)	(68,282)
Construction in progress	2,466,530	1,096,882

Total Property and equipment, net	$4,444,354	$3,083,031

The depreciation expense for the nine months ended December 31, 2008 and 2007 was $62,981 and $30,295, respectively.

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

The costs involved with construction in progress amounted to the total of $2,466,530 as of December 31, 2008 and $1,096,882 as of March 31, 2008.

5.    RELATED PARTY TRANSACTIONS

As of December 31, 2008 and March 31, 2008, the Company has loan to related party in the amount of $954,818 and $2,022,742, respectively, representing loans receivables from two affiliates as stated below.  The entire balance of loan to related party is expected to be repaid soon and no allowance is deemed necessary.

CHINA YCT INTERNATIONAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE NINE AND THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007 (UNAUDITED)

5.    RELATED PARTY TRANSACTIONS (Continued)

	Balance as of
	December 31, 2008	March 31, 2008
a) Loan receivable from Shandong YCT	$-	$1,095,760
b) Loan receivable from Changqing Paper Co.,Ltd.	954,818	926,982

Total	$954,818	$2,022,742

Shandong YCT is an affiliated company owned by the chairman and controlling shareholder Mr. Yan Tinghe.  Prior to the completion of the Company’s own plant, Shandong YCT provides products to the Company for resale and makes settlement upon sales of goods. The purpose of the loan is to finance Shandong YCT’s production. The loan bears no interests, and was paid back.

Changqing Paper Co., Ltd is an affiliated company also owned by the chairman and controlling shareholder Mr. Yan Tinghe.  This loan is also unsecured and interest free with an original maturity date of August 20, 2008. But the loan demands 0.08% monthly late payment penalty on any unpaid due amount after the maturity date. As of December 31, 2008, the Company recorded $1,044 receivable on the unpaid balance. On October 27, 2008, the Company renewed the loan contract with Changqing Paper Co., Ltd. for additional one year. All other terms remain unchanged.

As of December 31, 2008, the balance of due to related party represents an advance from Shandong YCT to the Company. The advance bears no interests, and is unsecured and due upon demand.

6.     MAJOR CUSTOMER AND VENDOR

The Company sells products to individual retail customers and does not have major customer due to the high level competition within the industry.

According to the contract signed on December 26, 2006 between the Company and its affiliate company, Shandong YCT, the Company currently purchases all of its products from Shandong YCT on the consignment sales basis. For the nine months ended December 31, 2008 and 2007, Shandong YCT is the sole vendor to the Company.

7.     LAND USE RIGHT

All land in the People’s Republic of China is government owned and cannot be sold to any individual or company. However, the government grants the user a “land use right” (the “Right”) to use the land. The Company has total land use right of RMB10,199,600 (equivalent to $1,454,592) to use for 50 years and amortizes the Right on a straight line basis over 50 years.

Net intangible assets were as follows:

	Balance as of
	December 31, 2008	March 31, 2008
Land use right	$1,494,995	$1,454,592
Less: Accumulated amortization	(73,862)	(49,789)

Total	$1,421,133	$1,404,803

The amortization expense for the nine months ended December 31, 2008 and 2007 was $22,507 and $18,472 respectively.

CHINA YCT INTERNATIONAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE NINE AND THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007 (UNAUDITED)

8.    TAXES PAYABLE

The Company has taxes payable as below:

	Balance as of
	December 31, 2008	March 31, 2008

Corporate Income Tax	$730,260	$462,272
Value-Added Tax	121,200	93,392
Other Tax & Fees	9,696	7,471

Total Tax Payable	$861,156	$563,135

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

For the nine months ended December 31, 2008 and 2007, the company recorded income tax provisions of $2,130,969 and $728,584, respectively.

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

As of December 31, 2008, there were 45 shares of Series A Preferred Stock and 29,380,073 shares of Common Stock issued and outstanding. There was no Series B Preferred Stock issued and outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               Forward Looking Statements

               This Quarterly Report on Form 10-Q contains “forward-looking” statements as such term is defined in the Private Securities Litigation Reform Act of 1995 and information relating to the Company that is based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect” and “intend” and words or phrases of similar import, as they relate to the Company or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitations, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein and in other filings made by the company with the Securities and Exchange Commission. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements.

                Outline of Our Business

                China YCT International Group, Inc. is a holding company whose business is carried out entirely by Shandong Spring Pharmaceutical Co., Ltd.  (“Shandong Spring Pharmaceutical”).  Shandong Spring Pharmaceutical was organized in 2005 under the laws of The People’s Republic of China. From January 2006 until January 2007 management was engaged in developing the company’s manufacturing facility and distribution network. In January 2007 Shandong Spring Pharmaceutical commenced revenue-producing activities, specifically distributing products manufactured by Shandong Yong Chun Tang Bioengineering Co., Ltd. (“Shandong Yong Chun Tang”), which is an affiliated company owned by Yan Tinghe, the Chairman of Shandong Spring Pharmaceutical.

                 Shandong Spring Pharmaceutical was originally organized as a subsidiary of Shandong Yong Chun Tang for the purpose of focusing on advanced technology related to the use of gingko as an aide to health. Shandong Yong Chun Tang later transferred ownership of Shandong Spring Pharmaceutical through to its equity-holders. Nevertheless the business plan remains focused on developing a fully-integrated business engaged primarily in the application of advanced biological engineering technology to the growth and refining of gingko and the use of its constituent compounds in products that will provide health benefits and/or cosmetic advantages.

                 In order to fully implement its business plan, Shandong Spring Pharmaceutical will require a large capital infusion to finance the creation of state-of-the-art facilities for the extraction of compounds from gingko and the formulation of products based on those compounds. In order to fund its operations and to attract investment, Shandong Spring Pharmaceutical is currently engaged in distribution of health and beauty aides as well as toiletries manufactured by Shandong Yong Chun Tang. This relatively profitable business is generating funds that can be applied to Shandong Spring Pharmaceutical’s long-term plans. It is also helping Shandong Spring Pharmaceuticals develop the distribution network that could be used to market its own proprietary products, once the production begins.

                      Results of operations – the Three and Nine Months Ended December 31, 2008 compared to the Three and Nine Months Ended December 31, 2007

                      In general, the Company continued to benefit from the ongoing trend of growth and expanding acceptance of its products. During the first nine months of fiscal year 2009, April 1 2008 through December 31, 2008, the Company continued to witness the emergence and development of Shandong Spring Pharmaceutical as a marketing force. Having commenced revenue-producing operations only in January 2007, it has realized $981,849 in revenue for the year ended March 31, 2007.  However, during fiscal year 2008, which ended on March 31, 2008, Shandong Spring Pharmaceutical realized $16,586,741 in revenue.

                      During the 2009 fiscal year, we are carrying on our growth steadily. The following tables summarize the results of our operations during the three and nine month periods ended December 31, 2008 and 2007 and provides information regarding the dollar and percentage increase or (decrease) from the 2008 fiscal period to the 2009 fiscal period:

	Q3 2009	Q3 2008	Dollar ($) Increase	Variance

Net Revenue	$8,634,345	$5,381,028	$3,253,317	60.45%
Cost of Good Sold	3,777,786	2,382,088	1,395,698	58.59%
Gross Profit	4,856,559	2,998,940	1,857,619	61.94%
Selling, General and Administrative Expenses	1,772,191	1,421,987	350,204	24.62%
Research and Development Expenses	62,386	-	62,386	-
Income From Operations	3,021,981	1,576,953	1,445,028	91.63%
Net Income	2,242,376	973,514	1,268,862	130.33%

	9 Month Period Ended 12/31/08	9 Month Period Ended 12/31/07	Dollar ($) Increase	Variance

Net Revenue	$21,973,438	$10,628,628	$11,344,810	106.73%
Cost of Good Sold	9,587,697	4,701,605	4,886,092	103.92%
Gross Profit	12,385,741	5,927,023	6,458,718	108.97%
Selling, General and Administrative Expenses	3,563,003	2,494,626	1,068,377	42.82%
Research and Development Expenses	139,603	-	139,603	-
Income From Operations	8,683,136	3,432,397	5,250,739	152.97%
Net Income	6,457,878	2,238,438	4,219,440	188.49%

                           Net Sales

                           During the three months ended December 31, 2008, we realized $8,634,345 in revenue, an increase of 60% or $3,253,317 as compared to $5,381,028 in revenue reported during the same period of fiscal year 2008. During the nine months ended December 31, 2008, we realized $21,973,438 in revenue, about 106% or $11,344,810 higher than revenues reported during the same period of fiscal year 2008. Overall, higher revenues were primarily attributable to increasing sales volume and income from our core business segments. During the past 2 years of operations, we have a total of 38 products each contributed to revenue, including health care supplements, cosmetics and toiletries and daily necessities, and no single product has accounted for more than 20% of our revenue.

                           All of the business reflected in the financial statements filed with this Report consisted of resale of products purchased by Shandong Spring Pharmaceutical from Shandong Yong Chun Tang. The purchases were made pursuant to a Purchase & Sale Contract dated December 26, 2006, which sets forth the wholesale price that Shandong Spring Pharmaceutical pays to Shandong Yong Chun Tang for each of the 38 products governed by the Contract.  Since Shandong Spring Pharmaceutical was not an exclusive distributor for Shandong Yong Chun Tang during this period, its resale prices are determined in large part by competition. For that reason, the gross margin realized by Shandong Spring Pharmaceutical during the quarter ended December 31, 2008 was nearly identical to gross margin in each quarter of the 2009 fiscal year, averaging 56%, despite the growth in sales from quarter to quarter.

                           Costs of Revenue. Our costs of revenue are primarily comprised of the cost of finished goods purchased from Shandong Yong Chun Tang and our direct labor and other expenses. Our cost of revenue increased period to period as a result of higher sales. For three months ended December 31, 2008, the percentages of the costs of revenue to total revenues decreased to 43% from 44% for the three-month periods ended on December 31, 2007. And the percentage of cumulative costs of revenue to total revenue for nine-month periods ended December 31, 2008 declined to 43% from 44% for the same period of fiscal year 2008. The cost ratio is relatively steady. It is primarily attributable to the steady relationship between us and our major supplier, Shandong Yong Chun Tang, as a result, we are always able to acquire products at a fixed cost basis.

                           Gross Profit. Gross profit for the three months ended December 31, 2008 was $4,856,559, an increase of 61% or $1,857,619 as compared to the same period in fiscal year 2008. And gross profit for nine months ended December 31, 2008 was $12,385,741, an increase of 108% or $6,458,718 as compared to the same period in fiscal year 2008. The increase in gross profit is a result of our increase in revenues as we experienced an increase in demand for our products. Gross profit as a percentage of net revenues was 56% for the three months ended December 31, 2008, representing a tiny improvement as compared to 55% for the three months ended December 31, 2007. Also, gross margin for nine months ended December 31, 2008 was 56%, representing a tiny increase as well compared to 55% for the nine-month periods ended December 31, 2007. Overall, our gross margin largely remained unchanged.

                           The following table is showing gross margins of our different product segments:

	Gross Margin for nine months ended December 31
	2008	2007
Product
Health care supplements	54.28%	54.21%
Cosmetics and toiletries	60.12%	60.06%
Daily necessities	59.23%	58.97%

Overall	57.87%	57.74%

                            Research and Development Expenses.

                           Our R&D expenses for the nine and three months ended December 31, 2008 were $139,603 or 0.6% of total corresponding revenue and $62,386 or 0.7% of total corresponding revenue, respectively. During fiscal year 2008, which ended on March 31, 2008, we incurred R&D expenses of $141,241. Our goal is to utilize advanced biological technology to refine and extract the beneficial compounds in plants that have traditionally been known to have medicinal benefits, primarily gingko.  Toward that end, we have a staff of eight currently engaged in research and development of new technologies and resulting products.  In addition we maintain close ties to the research staffs at Tsinghua University, China Agriculture University, Shandong Herbal Medicine University, and the Shandong Herbal Medicine Research Institute.

                          Selling, General and Administrative Expenses. Our SG&A expenses consist primarily of sales commissions, advertising and promotion expenses, freight charges and related compensation. Our overall SG&A expenses for three months ended December 31, 2008 were $1,772,191 or 20% of our net sales for the period, representing an increase of 24% or $350,204 as compared with the SG&A expenses for the same period of fiscal year 2008. However, this increase can not be directly used to measure our ongoing SG&A expenses stream trend. It needs to be examined and measured in line with the movement of net sales. In particular, for the three-month periods ended December 31, 2008, the SG&A expenses to sales ratio is 20%, where it is 26% for the same period of fiscal year 2008. It sufficiently indicates we have made progress on reasonably controlling SG&A expenses. From this perspective, for the nine months ended December 31, 2008, our SG&A expenses to sales ratio was 16%, representing a descending trend as compared to 23% for nine months ended December 31, 2007.

                          The increase in the amount of SG&A expenses was primarily due to the increase in advertising expenditures. As a result of intensive competition, in order to market our products more broadly, we have incurred cumulative advertising costs of approximately $1,106,859 for the nine months ended December 31, 2008, which represents an increase of 122% or $610,492 as compared to what we have incurred for the nine months ended December 31, 2007. Notwithstanding the efficiencies that we expect to realize from continued growth, we expect that several factors will cause our selling, general and administrative expenses to increase in the coming months:

•
If we are successful in obtaining the funds to complete our manufacturing facility, we will initiate manufacturing activities.  This will cause us to incur facility costs and the expense of administrative personnel.

•
Although we have $4.44 million in property, plant and equipment on our balance sheet, we are not recording any significant amount of depreciation, since we have not put our facility into service yet.  When we commence manufacturing, we will begin to depreciate our property – which will have a substantially larger book value at that time – and incur the expense as a general expense to the extent it is not allocable to cost of goods sold.

                            Net Income

                           Effective in January 2008, the income tax rate imposed by the government of China was reduced from 33% to 25%.  The new tax provisions added to our improved results, as we realized  $2,242,376 in net income for the quarter ended December 31, 2008 ($.076 per share), a 130% or $1,268,863 increase as compared to $973,514 for the quarter ended December 31, 2007 ($.03 per share), in line with the increased revenues. For the nine months ended December 31, 2008, the company had net income of $6,457,878, an increase of 188% or $4,219,440 as compared to the net income for the same period in 2007. We expect to experience the ongoing positive trend in our financial performance to continue into the last quarter of fiscal year 2009 and through fiscal year 2010.

                           Liquidity and Capital Resources

                           Our principal sources of liquidity were primarily generated from our operations. As of December 31, 2008, Shandong Spring Pharmaceutical had $9,901,751 in working capital, an increase of $5,382,796 since March 31, 2008, the end of the last fiscal year. The increase was primarily a result of our net income for the nine-month period. Cash and cash equivalents were $10,297,023, an increase of 537% or $8,682,687 from $1,614,336 as of March 31, 2008, which was primarily due to net cash inflows from operations. In addition to $10,297,023 in cash and cash equivalents, the other significant portion of our current working capital consists of a loan receivable of $954,818 from Changqing Paper Co., an affiliated company also majority owned by our chairman, Mr. Yan Tinghe. This loan matured on August 20, 2008, but on October 27, 2008 the Company extended the payment date to October 26, 2009. The loan bears interest at 1% per annum, and as of December 31, 2008, the Company has recorded $1,044 interest receivable on the unpaid balance.

                           Based on our current operating plan, we believe that existing cash and cash equivalents balances, as well as cash forecast by management to be generated by operations will be sufficient to meet our working capital and capital requirements for our current operations. Our operations have produced positive cash flow, with $9,798,162 for the nine months ended December 31, 2008, and $2,067,597 for the nine months ended December 31, 2007. Because we carry relatively little inventory and no accounts receivable, we expect our marketing activities to continue to operate cash-positively. However, once we commence our own manufacturing operations, the working capital requirements of manufacturing may put pressure on our cash flow, and we may be required to seek additional capital and reduce certain spending as needed. There can be no assurance that any additional financing will be available on acceptable terms.

                           To this point the development of Shandong Spring Pharmaceutical and its initial operations have been funded by capital contributions from its shareholders and by occasional loans from management and their associates, all of which have been repaid. As a result, at December 31, 2008 Shandong Spring Pharmaceutical had over $5,865,487 in fixed assets and no debt.

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

                           The following table sets forth a summary of our cash flows for the periods indicated:

	Nine months ended December 30
	2008	2007
Net cash provided by operating activities	$9,798,162	$2,067,597
Net cash used in investing activities	(1,328,402)	(765,533)
Net cash provided by (used in) financing activities	45,095	(534,683)
Effect of exchange rate change on cash and cash equivalents	167,832	260,254
Net increase in cash and cash equivalents	8,682,687	1,027,635
Cash and cash equivalents, beginning balance	1,614,336	679,770
Cash and cash equivalents, ending balance	10,297,023	1,707,405

                          Operating Activities

                          Net cash provided by operating activities was $9,798,162 for the nine-month period ended December 31, 2008, which was an increase of 373% or $7,730,565 from the $2,067,597 net cash provided by operating activities for the same period in 2007. The increase was mainly attributable to an overall increase in our net sales. With respect to our sales of the daily necessity sector, the fastest growing segment among overall products by sales volume, it jumped to $2,589,516 from $800,726 for the same period in 2007, representing an increase of 223% $1,788,790.

                          Investing Activities

                          Our main uses of cash for investing activities were payment for construction in progress for plant and equipment for gingko based products. Net cash used in investing activities in the nine-month period ended December 31, 2008 was $1,328,402, which is an increase of 73% or $562,869 as compared to net cash used in investing activities of $765,533 in the same period of 2007. The increase was due to the construction of gingko based products' production facilities.

                          Financing Activities

                          Net cash proceeds from financing activities in the nine-month period ended December 31, 2008 was $45,095.

                          None of our officers or shareholders has made commitments to the Company for financing in the form of advances, loans or credit lines.

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

                           Not applicable.

ITEM 4.                 CONTROLS AND PROCEDURES

                           Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2008.  Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by China YCT International Group in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information China YCT International Group is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that China YCT International Group’s system of disclosure controls and procedures was effective as of December 31, 2008 for the purposes described in this paragraph.

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

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

                           (c) Unregistered sales of equity securities

                            None.

                           (e) Purchases of equity securities

                            The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 3rd quarter of fiscal 2009.

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

CHINA YCT INTERNATIONAL GROUP, INC.

Date: February 17, 2009	By: /s/ Yan Tinghe
Yan Tinghe, Chief Executive Officer