Form 10-K
period 2009-03-31
China YCT International Group, Inc.
filed 2009-06-29
CIK 847464

yUNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

|X|             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended: March 31, 2009

                 or

|   |             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______________ to _____________

Commission file number: 0-53600

CHINA YCT INTERNATIONAL GROUP, INC.
(Exact name of registrant as specified in its charter)

             Delaware____                                                                                                                           65-2954561

 (State or other jurisdiction of incorporation or organization)                                                                            (IRS Employer Identification No.)

c/o Shandong Spring Pharmaceutical Co., Ltd Economic Development Zone. Gucheng Road Sishui County Shandong Province PR China	273200
(Adreess of principal executive offices)	(Zip Code)

Issuer's telephone number: 212-232-0120

Securities Registered Pursuant to Section 12(b) of the Act: None
Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 406 of the Securities Act.    Yes __ No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes __ No X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X   No __

Indicate by check mark disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained,  to the best of registrant's  knowledge,  in definitive proxy or information  statements incorporated  by reference  in Part III of this Form 10-K or any  amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer Accelerated filer _ Non-accelerated filer Small reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 25, 2009 was $16,515,905.

The number of shares outstanding of the issuer’s common stock, as of June 25, 2009 was 29,380,073.

Documents incorporated by reference: NONE

PART I

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report contains certain forward-looking statements regarding China YCT International Group, Inc. (“China YCT International Group”), its business and its financial prospects.  These statements represent Management’s present intentions and its present belief regarding the Company’s future.  Nevertheless, there are numerous risks and uncertainties that could cause our actual results to differ from the results suggested in this Report.  A number of those risks are set forth in the section of this report titled “Risk Factors”.

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

ITEM 1.                      BUSINESS

The Structure of our Business

China YCT International Group, through its wholly-owned subsidiary, Landway Nano Bio-Tech Group, Inc., owns 100% of the registered capital of Shandong Spring Pharmaceutical Co., Ltd. (“Shandong Spring Pharmaceutical”), a corporation organized in 2005 under the laws of The People’s Republic of China.  Shandong Spring Pharmaceutical is engaged in the business of developing, manufacturing and marketing gingko products in the People’s Republic of China.

From January 2006 until January 2007 management of Shandong Spring Pharmaceutical was engaged in developing the company’s manufacturing facility and distribution network.  In January 2007 Shandong Spring Pharmaceutical commenced revenue-producing activities; specifically distributing products manufactured by Shandong Yong Chun Tang Bioengineering Co., Ltd. (“Shandong Yong Chun Tang”), which is owned by Yan Tinghe, the Chairman of Shandong Spring Pharmaceutical.

Shandong Spring Pharmaceutical was originally organized as a subsidiary of Shandong Yong Chun Tang for the purpose of focusing on advanced technology related to the use of gingko as an aide to health.  Shandong Yong Chun Tang later transferred ownership of Shandong Spring Pharmaceutical to its equity-holders.  Through the end of its 2009 fiscal year on March 31, 2009, Shandong Spring Pharmaceutical served solely as a distributor for Shandong Yong Chun Tang, pursuant to a distribution agreement that fixed the resale profit that would be earned by Shandong Spring Pharmaceutical.

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

Research and Development:  Our Products

Our goal is to utilize advanced biological technology to isolate and extract the beneficial compounds in plants that have traditionally been known to have medicinal benefits, primarily gingko.  Toward that end, we have a staff of ten currently engaged in research and development of new technologies and resulting products.  In addition we maintain close ties to the research staffs at Tsinghua University, China Agriculture University, Shandong Herbal Medicine University, and the Shandong Herbal Medicine Research Institute.

Through March 31, 2009 we have invested approximately $181,531 in research and development.  The immediate result of our efforts has been three patents awarded by the Chinese government:

•	Patent No. ZL00 2 54604.3 for a gingko regimen pillow.
•	Patent No. ZL2005 20082190.2 for a health pillow.
•	Patent No. ZL02 2 14022.0 for a medicated magnetic health pillow.

In addition, we currently have six pending patent applications:

•	Application No. 03153489.9. Technology for flavonoids biotransformation and purification.
•	Application No. 200610068680.6. Technology for purification of grapefruit glycoside.

•	Application No. 200610068732.X. Technology to manufacture gingko regimen tea.
•	Application No. 200610068731.5. Application of gingko flavonoids in cosmetics.

•	Application No. 200610068728.3. Technology to manufacture gingko flavonoids capsule.
•	Application No. 200610068733.4. Technology to extract and manufacture high purity gingko flavonoids compound.

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

Facilities

Through March 31, 2009 we have invested $4,570,587 in the development of our manufacturing and R&D facilities. We have invested an additional $1,454,592 in the acquisition of our campus and farm.

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

The greater portion of the property, 1,647 acres, is dedicated to agricultural use, primarily the production of gingko. For the fiscal year 2009, we produced 2,300 tons of gingko leaves on our farm. In addition we have reached cooperative agreements with gingko growers in Shandong Province who control approximately 33,000 acres.

The manufacturing facility developed by Shandong Spring Pharmaceutical has received GMP (good manufacturing practices) certification by the Chinese government. The company has also achieved ISO9000 certification of its management processes.

The farm operated by Shandong Spring Pharmaceutical is operated in a manner consistent with the requirements for organic certification by the Organic Foods Development Center.  The farm has been certified as “green” by the Chinese Ministry of Agriculture, which reflects the company’s dedication to organic agricultural methods. Currently Shandong Spring Pharmaceutical incurs approximately $150,000 in expenses annually to comply with government environmental regulations.  It expects this expense to increase in the future, as its operations expand and as the government of China adopts more restrictive environmental regulations.

Marketing

Our current operations consist of distributing 34 products manufactured by Shandong Yong Chun Tang.  Through March 31, 2009 we conducted the distribution business pursuant to a Purchase and Sale Contract that we signed on December 26, 2006.  The Contract sets forth the wholesale prices at which we purchase products from Shandong Yong Chun Tang.

The products that we are currently distributing are primarily pills and teas that offer a variety of health benefits.  The product line also includes moisturizing creams, masques and cosmetics, as well as various toiletries such as shampoo and toothpaste.  The largest selling product is a “magnetic pillow.”  No product dominates sales, although the magnetic pillow accounted for 11.3% of sales in fiscal year 2009.

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

ITEM 1A                      RISK FACTORS

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

ITEM 1B                   UNRESOLVED STAFF COMMENTS

Not Applicable.

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

ITEM 3.                      LEGAL PROCEEDINGS

None.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our shareholders during the fourth quarter of fiscal 2009.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)  Market Information.

Our common stock has been listed for quotation on the OTC Bulletin Board since February 23, 2007.  It is currently listed under the trading symbol “CYIG.” Set forth below are the high and low bid prices for each of the fiscal quarters since April 1, 2007.  The reported bid quotations reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.   The prices reflect the effect of a 1-for-28 reverse split of our common stock (which occurred on November 23, 2007) as if it occurred on April 1, 2007.

Period	High	Low

April 1, 2007 to June 30, 2007	$6.72	$0.84
July 1, 2007 to September 30, 2007	$1.68	$0.56
October 1, 2007 to December 31, 2007	$5.45	$1.12
January 1, 2008 to March 31, 2008	$5.50	$4.45

April 1, 2008 to June 30, 2008	$5.00	$0.51
July 1, 2008 to September 30, 2008	$3.00	$0.12
October 1, 2008 to December 31, 2008	$1.61	$0.35
January 1, 2009 to March 31, 2009	$1.49	$0.35

    (b)  Holders.   Our shareholders list contains the names of 769 registered stockholders of record of the Company’s Common Stock.

    (c)  Dividend Policy.  China YCT International Group has  not declared or paid cash  dividends or made distributions  in the  past,  and we do not  anticipate  that we will  pay  cash dividends or make  distributions in the foreseeable  future. We currently intend to retain and reinvest future earnings, if any, to finance our operations.

(d)  Equity Compensation Plan Information

The information set forth in the table below regarding equity compensation plans (which include individual compensation arrangements) was determined as of March 31, 2009.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	0		0
Equity compensation plans not approved by security holders	0		0
Total	0		0

    (e) Recent Sales of Unregistered Securities.

None.

    (f) Repurchase of Equity Securities.  The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the 4th quarter of fiscal 2009.

ITEM 6.                      SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.                      MANAGEMENT'S DISCUSSION AND ANALYSIS.

Results of Operations

In fiscal year 2009, Shandong Spring Pharmaceutical continued to grow as a marketing force.  During fiscal year 2008, which ended on March 31, 2008, Shandong Spring Pharmaceutical realized $16,586,741 in revenue.  For fiscal year 2009, which ended on March 31, 2009, the Company realized $25,817,447 in revenue, including $3,844,009 in the quarter ended March 31, 2009 and $8,634,345 in the quarter ended December 31, 2008, an overall 55.6% year on year increase compared to fiscal year 2008.

During those periods, no single product accounted for more than 20% of our revenue and a total of 34 products each contributed to revenue, including both health care supplements, cosmetics and toiletries.

All of the business reflected in the financial statements filed with this Report consisted of resale of products purchased by Shandong Spring Pharmaceutical from Shandong Yong Chun Tang. The purchases were made pursuant to a Purchase & Sale Contract dated December 26, 2006, which sets forth the wholesale price that Shandong Spring Pharmaceutical pays to Shandong Yong Chun Tang for each of the 34 products governed by the Contract.

Since Shandong Spring Pharmaceutical was not an exclusive distributor for Shandong Yong Chun Tang during this period, its resale prices are determined in large part by competition.  For that reason, the gross margin realized by Shandong Spring Pharmaceutical was nearly identical in each quarter of this fiscal year, averaging 56%, despite the significant growth in sales from quarter to quarter.

Our selling, general and administrative expenses in the year ended March 31, 2009 were equal to 16.1% of our revenue as compared to 21.6% in the year ended March 31, 2008. This difference is due to the fact that during the fiscal year ended March 31, 2008, our selling, general and administrative expenses included an one time charge of $683,987 related to our going public expenses. Excluding this one time expenese, our selling, general and administrative expenses as a percent of revenue for the fiscal year ended March 31, 2008 would have been 18.3%. We have been able to lower our selling, general and administrative expenses as a percentage of sales year on year as a result of our management's abililty to lower costs while maximizing the efficiencies of our business.

Our operations produced net pre-tax income of $10,061,209 or an increase of 85.6% compared to the pre-tax income of $5,420,962 in fiscal year 2008.  In fiscal year 2009, we incurred an effective tax rate of 25% as compared to 28.3% in fiscal year 2008.

The tax provisions left us with $7,481,543 net income for fiscal year 2009 ($.25 per share), compared to $3,886,342 ($.13 per share) in fiscal year 2008.

Our business operates entirely in Chinese Renminbi, but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars results in translation adjustments, which are reported as a middle step between net income and comprehensive income.  The net income is added to the retained earnings on our balance sheet; while the translation adjustment is added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  In year ended March 31, 2009, the effect of converting our financial results to Dollars was to add $272,813 to our accumulated other comprehensive income.

Liquidity and Capital Resources

At March 31, 2009 Shandong Spring Pharmaceutical had $11,000,379 in working capital, an increase of $6,481,423 since the beginning of the fiscal year on April 1, 2008.

In addition to $10,048,380 in cash, our current working capital included a debt of $1,124,366 due to us from Shandong Yong Chun Tang, our supplier.  We expect that debt to be liquidated in the future by delivery to us of products for resale, which will correspondingly increase the cash flow from our operations.

Our current level of working capital is sufficient to fund our current operations.  Ever since we commenced marketing activity in January, 2007, our operations produced positive cash flow, including $9,614,495 in fiscal year 2009 and $1,356,006 in fiscal year 2008.  Because we carry relatively little inventory and no accounts receivable, we expect our marketing activities to continue to operate cash-positive.

To this point the development of Shandong Spring Pharmaceutical and its initial operations have been funded by capital contributions from its shareholders and by occasional loans from management and their associates, all of which have been repaid.  As a result, at March 31, 2009 Shandong Spring Pharmaceutical had over $5.7 million in fixed assets and no debt.  This situation provides an opportunity to fund future development and an expansion of operations through bank debt by pledging the company’s fixed assets as collateral.  We expect that financing of this variety will be readily available to us, when our manufacturing facility approaches completion.

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

Critical Accounting Policies and Estimates

In preparing our financial statements we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values.  In our preparation of the financial statements for fiscal year 2009, there was one estimate made which was (a) subject to a high degree of uncertainty and (b) material to our results.  This estimate was:

•
Our decision, described in Note 5 to the Consolidated Financial Statements, to record no provision for uncollectible accounts, against total related party receivables of $2,075,549.  This decision was based on our relationship with the debtors and our knowledge of their capacity to repay the debts.

We have made no material changes to our critical accounting policies in connection with the preparation of financial statements for fiscal year 2009.

Impact of Accounting Pronouncements

There were no recent accounting pronouncements that have had a material effect on the Company’s financial position or results of operations.  There were nine recent accounting pronouncement that may have a material effect on the Company’s financial position or results of operations.

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities - An Amendment of SFAS No. 133” (“SFAS 161”). SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, SFAS 161 requires (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. SFAS 161 is effective on January 1, 2009. The company does not expect SFAS No. 161 to have a material impact on the preparation of its consolidated financial statements.

In April 2008, FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”) was issued. This standard amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company has not determined the impact on its financial statements of this accounting standard.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants. Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The company is evaluating the impact the adoption of FSP APB 14-1 will have on its consolidated financial position and results of operations.

In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, The Hierarchy of Generally Accepted Accounting Principles. This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS No. 162 is effective 60 days following approval by the U.S. Securities and Exchange Commission (“SEC”) of the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The company does not expect SFAS No. 162 to have a material impact on the preparation of its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60.”  SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements.  SFAS 163 will be effective for financial statements issued for fiscal years beginning after December 15, 2008.  The Company does not expect the adoption of SFAS 163 will have a material impact on its financial condition or results of operation.

In June 2008, the FASB ratified EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock”. EITF 07-5 addresses how an entity should evaluate whether an instrument or embedded feature is indexed to its own stock, carrying forward the guidance in EITF 01-6 and superseding EITF 01-6. Other issues addressed in EITF 07-5 include addressing situations where the currency of the linked instrument differs from the host instrument and how to account for market-based employee stock options. EITF 07-5 is effective for fiscal years beginning after December 15, 2008 and early adoption is not permitted. The Company has evaluated this statement and estimated that it is not expected to have an impact on its financial position and results of operations.

On June 16, 2008, the FASB issued Final Staff Position (“FSP”) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. The FSP determines that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance will be effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of EITF 03-6-1 will have a material impact on its financial condition or results of operation.

On October 10, 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 became effective on October 10, 2008, and its adoption did not have a material impact on the company’s financial position or results.

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99“Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets”. FSP EITF 99-20-1 changes the impairment model included within EITF 99-20 to be more consistent with the impairment model of SFAS No. 115. FSP EITF 99-20-1 achieves this by amending the impairment model in EITF 99-20 to remove its exclusive reliance on “market participant” estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the “market participant” view to a holder’s estimate of whether there has been a “probable” adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred. The adoption of FSP EITF 99-20-1 did not have a material impact on the company’s consolidated financial statements.

ITEM 7A                        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 7.                           FINANCIAL STATEMENTS
China YCT International Group, Inc.

Consolidated Financial Statements

March 31, 2009 and 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
China YCT International Group, Inc.

We have audited the accompanying balance sheets of China YCT International Group, Inc. as of March 31, 2009 and 2008, and the related statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the two-year period ended March 31, 2009. China YCT International Group, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China YCT International Group, Inc. as of March 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/Bagell Josephs, Levine & Company, LLC

Bagell Josephs, Levine & Company, LLC

Marlton, New Jersey

June 15, 2009

CHINA YCT INTERNATIONAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS
		March 31,
	2009		2008
Current assets:
Cash and cash equivalents	$10,048,380		$1,614,336
Inventory	8,346		737,153
Advance to suppliers	-		834,284
Other receivable - related party	2,075,549		2,022,742
Total Current Assets	12,132,275		5,208,515

Property and equipment, net of accumulated depreciation of
$133,670 and $68,282, respectively	4,349,493		3,083,031

Land use right, net of accumulated amortization	1,411,274		1,404,803

Total Assets	$17,893,042		$9,696,349

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$456,568		$59,688
Unearned Revenue	-		33,742
Taxes payable	485,438		563,135
Accrued expenses and other payables	189,890		32,994
Total Current Liabilities	1,131,896		689,559

Stockholders' Equity
Preferred stock series A, $500 par value, 45 shares authorized and outstanding	22,500		22,500
as of March 31, 2009 and 2008 respectively
Preferred stock series B convertible, $0.001 par value, 5,000,000 shares authorized,
-0- shares issued and outstanding	-		-
Common stock, $0.001 par value, 100,000,000 shares authorized; 29,380,073
shares issued and outstanding as of March 31, 2009 and 2008, respectively	29,380		29,380
Additional paid-in capital	4,063,039		4,063,039
Accumulated other comprehensive income	1,130,576		857,763
Retained earnings	11,515,651		4,034,108
Total Stockholders' Equity	16,761,146		9,006,790

Total Liabilities and Stockholders' Equity	$17,893,042		$9,696,349
                                                                                                                                          The accompanying notes are an integral part of these consolidated financial statements

CHINA YCT INTERNATIONAL GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED MARCH 31,

	2009	2008

Revenues	$25,817,447	$16,586,741

Cost of Goods Sold	11,323,587	7,322,143

Gross Profit	14,493,860	9,264,598

Operating Expenses
Research and development expenses	181,531	141,241
Selling, general and administrative	4,167,322	3,586,140

Income Before Other Expenses	10,145,007	5,537,217

Other Expenses	(83,799)	(116,255)

Income Before Income Taxes	10,061,209	5,420,962

Provision for Income Taxes	2,579,666	1,534,620

Net Income	$7,481,543	$3,886,342

Other Comprehensive Income:
Foreign currency translation adjustment	272,813	696,468

Comprehensive Income	$7,754,356	$4,582,810

Basic and diluted income per common share
Basic and Diluted	$0.25	$0.13

Weighted average number of common shares outstanding
Basic and Diluted	29,380,073	29,300,825
                                                                                                                                           The accompanying notes are an integral part of these consolidated financial statements

CHINA YCT INTERNATIONAL GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED MARCH 31, 2009 AND 2008

	Preferred Stock Series A		Preferred Stock Series B		Common Stock
	$500 Par Value		$0.001 Par Value		$0.001 Par Value		Additional Paid-in	Accumulated Other Comprehensive	Retained
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Earnings	Total

Balance - March 31, 2007	45	$22,500	-	-	454,444	$454	$4,091,966	$161,295	$147,766	$4,423,981

Issuance of Series B Convertible Preferred Stock			1,000	1						1

Conversion of Series B Preferred Stock			(1,000)	(1)	809,866,230	809,867	(809,868)			(2)

Effect of 1 to 28 reverse split					(780,940,601)	(780,941)	780,941			-

Comprehensive income
Net income for the year									3,886,342	3,886,342
Other Comprehensive income, net of tax
Foreign currency translation adjustment								696,468		696,468

Balance - March 31, 2008	45	$22,500	-	$-	29,380,073	$29,380	$4,063,039	$857,763	$4,034,108	$9,006,790

Comprehensive income
Net income for the year									7,481,543	7,481,543
Other Comprehensive income, net of tax
Foreign currency translation adjustment								272,813		272,813

Balance - March 31, 2009	45	$22,500	-	$-	29,380,073	$29,380	$4,063,039	$1,130,576	$11,515,651	$16,761,146
The accompanying notes are an integral part of these consolidated financial statements

CHINA YCT INTERNATIONAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31,

	2009	2008
Cash Flows From Operating Activities:
Net income	$7,481,543	$3,886,342
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	180,332	72,115

Changes in operating assets and liabilities:
Inventory	728,807	(737,153)
Advance to suppliers	834,284	(834,284)
Other receivable -related party	(52,806)	(1,504,116)
Accounts payable	396,880	(19,740)
Unearned revenue	(33,742)	33,742
Taxes payable	(77,697)	563,135
Accrued expenses and other payables	156,894	(104,035)

Cash provided by operating activities	9,614,495	1,356,006

Cash Flows From Investing Activities:
Addition to plant and equipment	(1,330,350)	(418,745)
Purchase of land use right	-	(308,298)

Cash used in investing activities	(1,330,350)	(727,043)

Cash Flows From Financing Activities
Cash provided by financing activities	-	-

Effect of exchange rate changes on cash and cash equivalents	149,899	305,602

Increase in cash and cash equivalents	8,434,044	934,566

Cash and Cash Equivalents - Beginning of year	1,614,336	679,770

Cash and Cash Equivalents - End of year	$10,048,380	$1,614,336

Supplemental disclosures of cash flow information:

Interest paid	$-	$-
Income Taxes paid	$2,608,665	$1,196,189
The accompanying notes are an integral part of these consolidated financial statements

CHINA YCT INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE YEARS ENDED MARCH 31, 2009 AND 2008

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principle of consolidation

The consolidated financial statements include the financial statements of the Company, Landway Nano and its wholly owned subsidiary, Shandong Spring.  All significant inter-company transactions and balances among the Company and its subsidiaries are eliminated upon consolidation.

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

Accounts receivables

Accounts receivables are stated at net realizable value. Any allowance for doubtful accounts is established based on the management’s assessment of the recoverability of accounts and other receivables. A considerate amount of judgment is required in assessing the realization of these receivables, including the current credit worthiness of each customer and the related aging analysis. The Company has no account receivables as of March 31, 2009 and 2008.

Inventory

Inventory is primarily composed of raw materials and packing materials for manufacturing, work in process, and finished goods. Inventories are valued at the lower of cost or market with cost determined on a weighted average basis. Management compares the cost of inventory with the market value and an allowance is made for writing down the inventory to its market value, if lower than cost.

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

Advance to suppliers

Advance to suppliers represent the payments made and recorded in advance for goods and services received. The Company makes advances to certain vendors’ inventory purchases, construction projects and equipment purchases. The advance to suppliers totaled $-0- and $834,284 as of March 31, 2009 and 2008, respectively.

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

Income taxes

The Company accounts for income tax under the provisions of SFAS No.109 "Accounting for Income Taxes", which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the financial statements or tax returns.  Deferred income taxes are recognized for all significant temporary differences between tax and financial statements bases of assets and liabilities.  Valuation allowances are established against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. There were no deferred tax amounts at March 31, 2009 and 2008, respectively.

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

The research and development expense for the years ended March 31, 2009 and 2008 was $181,531 and $141,241, respectively.

Advertising costs

Advertising costs in newspaper and televisions are expensed as incurred.  The Company incurred advertising costs of $1,372,580 and $501,729 for the years ended March 31, 2009 and 2008, respectively.

Mailing and handling costs

The Company accounts for mailing and handling fees in accordance with the Financial Accounting Standards Board Emerging Issues Task Force Issue No. 00-10 “Accounting for  Shipping and Handling Fees and Costs” (EITF Issue No. 00-10).  For the years ended March 31, 2009 and 2008, the Company incurred $1,123,018 and $716,646 mailing and handling costs, respectively.

Earnings per share

Basic earnings per share are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There are no common stock equivalents available for dilution purposes as of March 31, 2009 and 2008.

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

Translation adjustments resulting from this process amounted to $1,130,576 and $857,763 as of March 31, 2009 and 2008, respectively. The balance sheet amounts with the exception of equity at March 31, 2009 were translated at 6.8336 RMB to 1.00 US$ as compared to 7.012 RMB to 1.00 US$ at March 31, 2008. The equity accounts were stated at their historical rate. The average translation rates applied to income statement accounts for the years ended March 31, 2009 and 2008 were 6.8678 RMB and 7.4566 RMB, respectively.

New accounting pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities - An Amendment of SFAS No. 133” (“SFAS 161”). SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, SFAS 161 requires (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. SFAS 161 is effective on January 1, 2009. The company does not expect SFAS No. 161 to have a material impact on the preparation of its consolidated financial statements.

In April 2008, FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”) was issued. This standard amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company has not determined the impact on its financial statements of this accounting standard.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants. Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The company is evaluating the impact the adoption of FSP APB 14-1 will have on its consolidated financial position and results of operations.

In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, The Hierarchy of Generally Accepted Accounting Principles. This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS No. 162 is effective 60 days following approval by the U.S. Securities and Exchange Commission (“SEC”) of the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The company does not expect SFAS No. 162 to have a material impact on the preparation of its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60.”  SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements.  SFAS 163 will be effective for financial statements issued for fiscal years beginning after December 15, 2008.  The Company does not expect the adoption of SFAS 163 will have a material impact on its financial condition or results of operation.

In June 2008, the FASB ratified EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock”. EITF 07-5 addresses how an entity should evaluate whether an instrument or embedded feature is indexed to its own stock, carrying forward the guidance in EITF 01-6 and superseding EITF 01-6. Other issues addressed in EITF 07-5 include addressing situations where the currency of the linked instrument differs from the host instrument and how to account for market-based employee stock options. EITF 07-5 is effective for fiscal years beginning after December 15, 2008 and early adoption is not permitted. The Company has evaluated this statement and estimated that it is not expected to have an impact on its financial position and results of operations.

On June 16, 2008, the FASB issued Final Staff Position (“FSP”) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. The FSP determines that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance will be effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of EITF 03-6-1 will have a material impact on its financial condition or results of operation.

On October 10, 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 became effective on October 10, 2008, and its adoption did not have a material impact on the company’s financial position or results.

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99“Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets”. FSP EITF 99-20-1 changes the impairment model included within EITF 99-20 to be more consistent with the impairment model of SFAS No. 115. FSP EITF 99-20-1 achieves this by amending the impairment model in EITF 99-20 to remove its exclusive reliance on “market participant” estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the “market participant” view to a holder’s estimate of whether there has been a “probable” adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred. The adoption of FSP EITF 99-20-1 did not have a material impact on the company’s consolidated financial statements.

3.    INVENTORY

Inventory primarily consists of finished goods. The Company purchased all of its goods from Shandong Yong Chun Tang Bioengineering Co., Ltd. (“Shandong YCT??, an affiliated company owned by the Chairman of the Company (See Note 5). No allowance for inventory was made for the year ended March 31, 2009 and 2008.

4.   PROPERTY AND EQUIPMENT, NET

Property and equipment at March 31, 2009 and 2008 consist of the following:

	Balance as of
	March 31, 2009	March 31, 2008

Machinery & Equipment	$459,628	$260,025
Furniture & Fixture	95,475	-
Building	3,804,107	1,794,406
Subtotal	4,359,210	2,054,431

Less: Accumulated Depreciation	(221,095)	(68,282)
Construction in progress	211,377	1,096,882

Total Property and equipment, net	$4,349,493	$3,083,031

The depreciation expense for the year ended March 31, 2009 and 2008 was $150,279 and $46,493, respectively.

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

The costs involved with construction in progress amounted to the total of $211,377 and $1,096,882 as of March 31, 2009 and 2008, respectively.

5.  RELATED PARTY TRANSACTIONS

As of March 31, 2009 and 2008, the Company has loan to related party in the amount of $2,075,549 and $2,022,742, respectively, representing loans receivables from two affiliates as stated below.

	As of March, 31
	2009	2008
a) Loan receivable from Shandong YCT	$1,124,366	$1,095,760
b) Loan receivable from Changqing Paper Co.,Ltd.	951,182	926,982

Total	$2,075,549	$2,022,742

Shandong YCT is an affiliated company owned by the chairman and controlling shareholder Mr. Yan Tinghe.  Prior to the completion of the Company’s own plant, Shandong YCT provides products to the Company for resale and makes settlement upon sales of goods. The purpose of the loan is to finance Shandong YCT’s production. The loan bears no interests and is unsecured and due upon demand.

Changqing Paper Co., Ltd is an affiliated company also owned by the chairman and controlling shareholder Mr. Yan Tinghe.  This loan is also unsecured and interest free with an original maturity date of August 20, 2008. But the loan demands 0.08% monthly late payment penalty on any unpaid due amount after the maturity date. On October 27, 2008, the Company extended the loan with Changqing Paper Co., Ltd. for an additional year. All other terms remain unchanged.

6.   MAJOR CUSTOMER AND VENDOR

The Company sells products to individual retail customers and does not have major customer due to the high level competition within the industry.

The Company purchases its products from its affiliate company, Shandong YCT, according to the contract signed on December 26, 2006 between the Company and Shandong YCT. For the years ended March 31, 2009 and 2008, Shandong YCT is the sole vendor to the Company.

7.   LAND USE RIGHT

All land in the People’s Republic of China is government owned and cannot be sold to any individual or company. However, the government grants the user a “land use right” (the “Right”) to use the land. The Company has total land use right of RMB10,199,600 (equivalent to $1,454,592) to use for 50 years and amortizes the Right on a straight line basis over 50 years.

Net intangible assets were as follows:

	As of March 31,
	2009	2008
Land use right	$1,492,566	$1,454,592
Less: Accumulated amortization	(81,293)	(49,789)

Total	$1,411,274	$1,404,803

The amortization expense for the years ended March 31, 2009 and 2008 was $30,053 and $25,623, respectively.

8.   TAX PAYABLE

The Company has tax payable as below:

	As of March 31,
	2009	2008

Corporate Income Tax	$445,195	$462,272
Value-Added Tax	37,262	93,392
Other Tax & Fees	2,981	7,471

Total Tax Payable	$485,438	$563,135

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

For the years ended March 31, 2009 and 2008, the company recorded income tax provisions of $2,579,666 and $1,534,620, respectively.

	For the years ended March 31,
	2009	2008

Statutory tax rate in PRC	25.0%	25.0%
Impact of the new statutory tax rate according to New CIT Law	-	3.3%
Effective Tax rate	25.0%	28.3%

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

On September 28, 2007, the Company issued additional 500 shares of Series B Convertible Preferred Stock to the shareholders of Landway Nano.

On November 23, 2007, the Company effected a reverse stock split of the corporation’s common stock in the ratio o-f 1:28. At the same time, the 1,000 shares of the Company’s Series B Preferred Stock was converted into common stock and simultaneously reversed split into 28,915,629 shares of common stock. All stock amounts have been retroactively restated for the effect of the reverse stock split.

As of March 31, 2009 and 2008, there were 45 shares of Series A Preferred Stock and 29,380,073 shares of Common Stock issued and outstanding. There was no Series B Preferred Stock issued and outstanding.

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH   ACCOUNTANTS ONACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.                   CONTROLS AND PROCEDURES.

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

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  We have assessed the effectiveness of those internal controls as of March 31, 2009, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework as a basis for our assessment.

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

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified one material weaknesses in our internal control over financial reporting.  This material weakness consisted of:

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

Management is currently reviewing its staffing and their training in order to remedy the weaknesses identified in this assessment.  To date, we are not aware of significant accounting problems resulting from these weaknesses; so we have to weigh the cost of improvement against the benefit of strengthened controls.  However, because of the above conditions, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of March 31, 2009.

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

ITEM 9B.                   OTHER INFORMATION.

None.

PART III

ITEM 10.                    DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following individuals are the members of China YCT International Group’s Board of Directors and its executive officers.

Name	Age	Position with the Company	Director Since

Yan Tinghe	56	Chairman, Chief Executive Officer	2007

Zhang Jirui	51	President, Chief Financial Officer	2007

Robert J. Fanella	58	Independent Director	2009

Dr. Bai Junying	50	Independent Director	2009

Zhang Wengao	66	Independent Director	2009

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

Robert J. Fanella, CPA was appointed to the post of the company’s independent directors effective from April 6, 2009. During Mr. Fanella’s more than 35 year career specializing in corporate finance and accounting, he was responsible for audit and financial service oversight for both private and public traded companies world-wide, national and regional accounting and financial analysis and service. From 2008 to the present, Mr. Fanella has served as a senior consultant to an Illinois based LED Lighting Manufacturer, providing advice regarding  capital raising affairs, capitalization  at both the subsidiary and corporate level, and day-to-day financial operations. From 2006 to 2007, Mr. Fanella served  as a senior consultant at Chicago Industrial Plating Manufacturer, a more than 100 year old family owned company. In that position, Mr. Fanella was responsible for the resolving company’s short-term gap financing issues and working with external auditors to finalize the annual financial report. Prior to that, from 2001 to 2006, Mr. Fanella was co-owner and CFO of Tru-Way, Inc. During his tenure, Mr. Fanella  successfully conducted some acquisition deals and helped the company achieve annual revenue growth. From 1983 to 2001, Mr. Fanella was a co-founder and  CFO of Microenergy, Inc. At Microenergy, Inc., Mr. Fanella shared with the President total responsibility for all operations of the organization. As the CFO, Mr. Fanella was also  responsible for all accounting and SEC filings. Mr. Fanella earned his Bachelor Degree in Finance from North Illinois University in 1972, and he became a Certified Public Accountant in 1975. In 1979, Mr. Fanella received his MBA from the University of Chicago, specializing in Finance & Marketing.

Bai Junying, Ph.D. in Pharmacy was appointed as an independent director of China YCT International Group on April 6, 2009. Over the last twenty years, Dr. Bai has held senior management roles in several companies, including as CEO of Shandong Dong-e E-jiao Group, CEO of Shandong Xinhua Pharmaceutical Co., Ltd., and head of the research and development department and subsequently vice executive manager of Lukang Pharmaceutical Group Co., Ltd.  Dr. Bai is currently the CEO of Shandong Dong E-jiao Group, a national well-know pharmaceutical and health care group. From 2000 to 2005, while Dr. Bai served at Shandong Xinhua Pharmaceutical Group Co., Ltd, where he was responsible for the daily operation of the company.  Dr. Bai successfully brought the company public and helped develop  the company into one of the leading pharmaceutical companies in China. As  Head of the R&D Department at Lukang Pharmaceutical Group from 1987 to 2000, Dr. Bai played a central role in the integration and development of an antibiotic injection agent, which made Lukang Pharmaceutical Group a national research center for antibiotics. In 1990, Dr. Bai obtained his Ph.D.  in Pharmacy from Beijing University Health Science Center.

Zhang Wengao was appointed as an independent director of China YCT International Group on April 6, 2009. Mr. Zhang has over 30 years of experience in pharmaceutical, Chinese traditional medicine and diagnostic industries. Mr. Zhang is currently a full time professor of Shandong University of Traditional Chinese Medicine, specializing in clinical treatment via both Chinese and western methods. From 1985 to 1998 Professor Zhang was a dean of the research and development department of Shandong University of Traditional Chinese Medicine. Professor Zhang has received various awards within the clinical medicine field, including awards for  combining western clinical treatment with traditional Chinese medicine methods, and the 20th Geneva Invention Silver Award.  Professor Zhang has published more than 200 papers concerning  the advantages of Chinese traditional medicine in clinical treatment. Among his other engagements, Mr. Zhang is an associate commissioner of the International Chinese Medicine Association and director of the International Chinese Medicine Association Cardiovascular Committee. In 1968, Mr. Zhang received his bachelor degree majoring in Pharmacy from Shandong University of Traditional Chinese Medicine.

Nominating, Compensation and Audit Committees

The Board of Directors has not appointed either a nominating committee or a compensation committee, due to the small number of officers in the Company.

The Board of Directors has appointed an audit committee, which consists of Mr. Robert J. Fanella as the Chairman, and Dr. Bai and Mr. Zhang as members.  Mr. Fanella is qualified to serve as an “audit committee financial expert,” as defined in  the Regulations of the Securities and Exchange Commission, by reason of his experience in public accounting and as a principal financial officer.  Mr. Fanella, Dr. Bai, and Mr. Zhang are  “independent” directors, as defined in the listing standards of NASDAQ.

Code of Ethics

The Board of Directors has not adopted a code of ethics applicable to the Company’s executive officers.  The Board believes that the small number of individuals involved in the Company’s management makes such a code unnecessary.

Section 16(a) Beneficial Ownership Reporting Compliance

None of the officers, directors or beneficial owners of more than 10% of the Company’s common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended March 31, 2009, except that Yan Tinghe and Zhang Jirui each failed to file a Form 3 when due.

ITEM 11.                                EXECUTIVE COMPENSATION

The following table sets forth all compensation awarded to, earned by, or paid by China YCT International Group, Ltd. and its subsidiaries to Yan Tinghe, its Chief Executive Officer, during the past three fiscal years. There were no executive officers whose total salary and bonus for the fiscal year ended March 31, 2009 exceeded $100,000.

	Fiscal Year	Salary	Bonus	Stock Awards	Option Awards	Other Compensation
Yan Tinghe	2009	$21,820	0	0	0	0
	2008	$30,770	0	0	0	0
	2007	$12,820	- -	- -	- -	- -

Equity Awards

The following tables set forth certain information regarding the stock options acquired by the executive officer named in the table above during the year ended March 31, 2009 and those options held by him on March 31, 2009.

Remuneration of Directors

The Board of Directors has agreed that it will issue to Dr. Bai Junying and Zhang Wengao, upon commencement of his service and on each anniversary of his commencement date, common shares with a market value equal to $10,000 cash plus $25,000 in the form of restricted shares of common stock.

The Board of Directors has agreed that it will issue to Mr. Robert J. Fanella, upon commencement of his service and on each anniversary of his commencement date, common shares with a market value equal to $15,000 cash plus $40,000 in the form of restricted shares of common stock.

ITEM 12.                                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

Name and Address	Amount and Nature	Percentage
of Beneficial Owner (1)	of Beneficial Ownership (2)	of Class

Yan Tinghe	9,653,690	32.90%

Zhang Jirui	1,427,783	4.90%

Robert J. Fanella	20,000	0.07%

Dr. Bai Junying	12,500	0%

Zhang Wengao	12,500	0%

All officers and directors
as a group (5 persons)	11,126,473	37.87%

Warner Technology &	1,762,695	6.00%
Investment Corp.
18 Kimberly Ct.
East Hanover, NJ 07936

(1)	Except as otherwise noted, each shareholder’s address is c/o Shandong Spring Pharmaceutical Co., Ltd., Economic Development Zone, Gucheng Road, Sishui County, Shandong Province, P.R. China.
(2)           Except as otherwise noted, all shares are owned of record and beneficially.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships

Our Chairman, Yan Tinghe, owns the registered capital of Shandong Yong Chun Tang.  Since January 2007 the exclusive business activity of Shandong Spring Pharmaceutical has been the distribution of products manufactured by Shandong Yong Chun Tang.  In addition, Shandong Yong Chun Tang contributed the initial funds for the development of our manufacturing facility.  Currently Shandong Spring Pharmaceutical advances funds to Shandong Yong Chun Tang ($1,124,366 at March 31, 2009) in anticipation of future deliveries of products.   In addition, during the year ended March 31, 2009, Shandong Spring Pharmaceutical loaned $951,182 to Changqing Paper Co., Ltd., a company owned by Yan Tinghe.

Other than the aforesaid relationship, neither Yan Tinghe nor Zhang Jirui has engaged in any transaction with China YCT International Group or Shandong Spring Pharmaceutical during the past two fiscal years that had a transaction value in excess of $60,000.

Director Independence

The following members of our Board of Directors are independent, as “independent” is defined in the rules of the NASDAQ STOCK MARKET:  Robert J. Fanella, Dr. Bai Junying, and Zhang Wengao.

ITEM 14                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Bagell, Josephs, Levine & Company, LLC billed $65,000 to the Company for professional services rendered for the audit of fiscal 2009 financial statements and review of the financial statements included in the 10-Q filings for fiscal 2009.  Bagell, Josephs, Levine & Company, LLC billed $55,000  to the Company for professional services rendered for the audit of fiscal 2008 financial statements and review of the financial statements included in the 10-Q filings for the second and third quarters of fiscal 2008.

Audit-Related Fees

Bagell, Josephs, Levine & Company, LLC billed $0 to the Company during fiscal 2009 for assurance and related services that are reasonably related to the performance of the fiscal 2009 audit or review of the quarterly financial statements.  Bagell, Josephs, Levine & Company, LLC billed $0 to the Company during fiscal 2008 for assurance and related services that are reasonably related to the performance of the fiscal 2008 audit or review of the quarterly financial statements.

Tax Fees

Bagell, Josephs, Levine & Company, LLC billed $0 to the Company during fiscal 2009 and fiscal 2008 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

Bagell, Josephs, Levine & Company, LLC billed $0 to the Company in fiscal 2009 and fiscal 2008  for services not described above.

It is the policy of the Company that all services other than audit, review or attest services must be pre-approved by the Board of Directors.  No such services have been performed by Bagell, Josephs, Levine & Company, LLC.

ITEM 15.                                EXHIBITS

3-a	Certificate of Incorporation - filed as an exhibit to the Company's Registration Statement on Form 8-A (SEC File No. 000-53600) and incorporated herein by reference.

3-a(1)	Certificate of Amendment to Certificate of Incorporation - filed as an exhibit to the Company's Registration Statement on Form 8-A (SEC File No. 000-53600) and incorporated herein by reference.

3-b	By-laws– filed as an exhibit to the Company's Registration Statement on Form 8-A (SEC File No. 000-53600) and incorporated herein by reference.

21	Subsidiaries: Landway Nano Bio-Tech Group, Inc., a Delaware corporation;
Shandong Spring Pharmaceutical Co., Ltd, a People's Republic of China corporation

31.1	Rule 13a-14(a) Certification – CEO
31.2	Rule 13a-14(a) Certification – CFO
32	Rule 13a-14(a) Certification

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA YCT INTERNATIONAL GROUP, LTD.

By:

/s/ Yan Tinghe
Yan Tinghe Chief Executive Officer

/s/ Zhang Jirui
Zhang Jirui,
Chief Financial Officer

In accordance with the Exchange Act, this Report has been signed below on June 29, 2009 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Yan Tinghe
Yan Tinghe, Director
Chief Executive Officer

/s/ Zhang Jirui
Zhang Jirui,
Chief Financial Officer

/s/ Robert J. Fanella
Robert J. Fanella
Director

/s/ Dr. Bai Junying
Dr. Bai Junying
Director

/s/ Zhang Wengao
Zhang Wengao
Director