Form 10-Q
period 2009-06-30
China YCT International Group, Inc.
filed 2009-08-14
CIK 847464

U. S. Securities and Exchange Commission
Washington, D. C. 20549

       FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                  For the quarterly period ended June 30, 2009

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from _____ to _____

Commission File No. 0-53600

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

Indicate  by check mark  whether the  Registrant  (1) has filed all reports required to be filed by Sections 13 or 15(d) of the  Securities Exchange Act of 1934  during  the  preceding  12 months  (or for such shorter  period  that the Registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days.    Yes  X                    No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes __       No __

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes __       No   X

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

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:
August 11, 2009
Common Stock:  29,425,073 shares

TABLE OF CONTENTS	Page
PART I. FINANCIAL INFORMATION

Item 5. Other Information	28

Item 6. Exhibits	28

Signatures	28

PART I. FINANCIAL INFORMATION

CHINA YCT INTERNATIONAL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30, 2009	March 31, 2009
	unaudited
Current assets:
Cash and cash equivalents	$12,349,376	$10,048,380
Inventory	8,349	8,346
Other receivable - related party	-	1,124,367
Total Current Assets	12,357,725	11,181,093

Long-term receivable - related party	951,587	951,182

Property and equipment, net of accumulated depreciation of
$263,815 and $221,095, respectively	4,323,359	4,349,493

Land use right, net of accumulated amortization	1,404,321	1,411,274

Total Assets	$19,036,992	$17,893,042

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$-	$456,568
Tax payable	672,805	485,438
Accrued expenses and other payables	144,912	189,890
Other payable - related party	45,041	-
Total Current Liabilities	862,758	1,131,896

Stockholders' Equity
Preferred stock series A, $500 par value, 45 shares authorized and outstanding	22,500	22,500
as of June 30,2009 and March 31, 2009
Preferred stock series B convertible, $0.001 par value, 5,000,000 shares authorized,
-0- shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 29,425,073 and
29,380,073 shares issued and outstanding as of June 30, 2009 and March 31, 2009	29,425	29,380
Additional paid-in capital	4,107,994	4,063,039
Accumulated other comprehensive income	1,187,929	1,130,576
Retained earnings	12,826,386	11,515,651
Total Stockholders' Equity	18,174,234	16,761,146

Total Liabilities and Stockholders' Equity	$19,036,992	$17,893,042
The accompanying notes are an integral party of these condensed consolidated financial statements

CHINA YCT INTERNATIONAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
	Three Months Ended June 30,
	2009	2008

Revenues	$6,144,332	$6,018,588

Cost of Goods Sold	2,678,805	2,625,965

Gross Profit	3,465,527	3,392,623

Operating Expenses
Research and development expenses	65,042	66,222
Selling, general and administrative	1,586,544	739,103

Income Before Other Income	1,813,941	2,587,298

Other Expenses	(29,412)	(25,066)

Income Before Income Taxes	1,784,529	2,562,232

Provision for Income Taxes	473,794	640,079

Net Income	$1,310,735	$1,922,153

Other Comprehensive Income:
Foreign Currency Translation Adjustment	57,353	228,373

Comprehensive Income	$1,368,088	$2,150,526

Basic and diluted income per common share
Basic	$0.04	$0.07
Diluted	$0.04	$0.07

Weighted average number of common shares outstanding
Basic	29,422,601	29,380,073
Diluted	29,422,601	29,380,073
The accompanying notes are an integral party of these condensed consolidated financial statements

CHINA YCT INTERNATIONAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended June 30,
	2009	2008
Cash Flows From Operating Activities:
Net income	$1,310,735	$1,922,153
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	50,185	26,548
Stock issued for service	45,000	-

Changes in operating assets and liabilities:
Inventory	-	671,669
Advance to suppliers	-	350,256
Accounts payable	(456,806)	(59,688)
Unearned revenue	-	(33,742)
Taxes payable	187,179	336,127
Accrued expenses and other payables	5,287	(25,526)

Cash provided by operating activities	1,141,580	3,187,797

Cash Flows From Investing Activities:
Purchase of plant and equipment	(14,641)	-
Loan repaid from (provided to) related party	1,170,000	(45,090)
Addition to construction in progress	-	(363,632)

Cash provided by (used in) investing activities	1,155,359	(408,722)

Cash Flows From Financing Activities
Cash provided by financing activities	-	-

Effect of exchange rate changes on cash and cash equivalents	4,057	123,490

Increase in cash and cash equivalents	2,300,996	2,902,565

Cash and Cash Equivalents - Beginning of period	10,048,380	1,614,336

Cash and Cash Equivalents - Ending of period	$12,349,376	$4,516,901

Supplemental disclosures of cash flow information:

Interest paid	$-	$-
Income Taxes paid	$445,428	$379,027

Non-cash financing activities:
Stock issued for service	$45,000	$-
The accompanying notes are an integral party of these condensed consolidated financial statements

CHINA YCT INTERNATIONAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

1.  ORGANIZATION AND BASIS OF PRESENTATION

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

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America.

The condensed unaudited interim consolidated financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements and notes are presented as permitted on Form 10-Q and may not contain information included in the Company’s annual statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the March 31, 2009 audited consolidated financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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

CHINA YCT INTERNATIONAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Accounts receivables

Accounts receivables are stated at net realizable value. Any allowance for doubtful accounts is established based on the management’s assessment of the recoverability of accounts and other receivables. A considerate amount of judgment is required in assessing the realization of these receivables, including the current credit worthiness of each customer and the related aging analysis. The Company has no account receivables as of June 30, 2009 and March 31, 2009.

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

Advance to suppliers

Advance to suppliers represent the payments made and recorded in advance for goods and services received. The Company makes advances to certain vendors’ inventory purchases, construction projects and equipment purchases. There was no advance to suppliers as of June 30, 2009 and March 31, 2009.

CHINA YCT INTERNATIONAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income taxes

The Company accounts for income tax under the provisions of SFAS No.109 "Accounting for Income Taxes", which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the financial statements or tax returns.  Deferred income taxes are recognized for all significant temporary differences between tax and financial statements bases of assets and liabilities.  Valuation allowances are established against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. There were no deferred tax amounts at June 30, 2009 and 2008 respectively.

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

The research and development expense for the three months ended June 30, 2009 and 2008 was $65,042 and $66,222, respectively.

Advertising costs

Advertising costs in newspaper and televisions are expensed as incurred.  The Company incurred advertising costs of $776,932 and $196,763 for the three months ended June 30, 2009 and 2008, respectively.

CHINA YCT INTERNATIONAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Mailing and handling costs

The Company accounts for mailing and handling fees in accordance with the Financial Accounting Standards Board Emerging Issues Task Force Issue No. 00-10 “Accounting for  Shipping and Handling Fees and Costs” (EITF Issue No. 00-10).  For the three months ended June 30, 2009 and 2008, the Company incurred $283,097 and $157,424 mailing and handling costs.

Stock-based compensation

The Company records stock based compensation expense pursuant to Financial Accounting Standards Board Statement of Financial Accounting Standards (“SFAS”) No 123R, “Share-based Payments”, which establishes the accounting for employee stock-based awards. Under the provisions of SFAS No. 123(R), stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant).

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

Earnings per share

Basic earnings per share are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There are no common stock equivalents available for dilution purposes as of June 30, 2009 and 2008.

CHINA YCT INTERNATIONAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Translation adjustments resulting from this process amounted to $57,353 and $228,373 as of June 30, 2009 and 2008, respectively. The balance sheet amounts with the exception of equity at June 30, 2009 were translated at 6.8307 RMB to 1.00 US$ as compared to 6.8336 RMB to 1.00 US$ at March 31, 2009. The equity accounts were stated at their historical rate. The average translation rates applied to income statement accounts for the three months ended June 30, 2009 and 2008 were 6.8300 RMB and 6.9576 RMB, respectively.

CHINA YCT INTERNATIONAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

New accounting pronouncements

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

In May 2009, the FASB issued SFAS 165, Subsequent Events , which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. An entity should apply the requirements of SFAS 165 to interim or annual financial periods ending after June 15, 2009. Adoption of SFAS 165 did not have a material impact on the Company’s results of operations or financial position.

CHINA YCT INTERNATIONAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In June 2009, the FASB issued SFAS 167, Amendments to FASB Interpretation No. 46(R), which improves financial reporting by enterprises involved with variable interest entities. SFAS 167 addresses (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities , as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) concerns about the application of certain key provisions of FIN 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS 167 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. Adoption of SFAS 167 is not expected to have a material impact on the Company’s results of operations or financial position.

In June 2009, the FASB issued SFAS 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162. The FASB Accounting Standards Codification TM (“Codification”) will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Adoption of SFAS 168 is not expected to have a material impact on the Company’s results of operations or financial position.

CHINA YCT INTERNATIONAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

3.    INVENTORY

Inventory primarily consists of only finished goods. The Company purchased all of its goods from Shandong Yong Chun Tang Bioengineering Co., Ltd. (“Shandong YCT”), an affiliated company owned by the Chairman of the Company (See Note 5). No allowance for inventory was made for the three months ended June 30, 2009 and 2008.

4.   PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	Balance as of
	June 30, 2009	March 31, 2009

Machinery & Equipment	$436,976	$459,628
Furniture & Fixture	83,370	95,475
Building	3,855,361	3,804,107
Subtotal	4,375,707	4,359,210

Less: Accumulated Depreciation	(263,815)	(221,095)
Construction in progress	211,467	211,377

Total Property and equipment, net	$4,323,359	$4,349,493

The depreciation expense for the three months ended June 30, 2009 and 2008 was $42,631 and $19,131, respectively.

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

The costs involved with construction in progress amounted to the total of $211,467 and as of June 30, 2009 and $211,377 as of March 31, 2009.

CHINA YCT INTERNATIONAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

5.  RELATED PARTY TRANSACTIONS

As of June 30, 2009 and March 31, 2009, the Company has loans to related party in the amount of $951,587 and $2,075,549, respectively, representing loans receivables from two affiliates as stated below.  The entire balance of loans to related party is expected to be repaid soon and no allowance is deemed necessary.

	Balance as of
	June 30, 2009	March 31, 2009
a) Loan receivable (payable) from Shandong YCT	$(45,041)	$1,124,366
b) Loan receivable from Changqing Paper Co.,Ltd.	951,587	951,182

Total	$906,546	$2,075,549

Shandong YCT is an affiliated company owned by the chairman and controlling shareholder Mr. Yan Tinghe.  Prior to the completion of the Company’s own plant, Shandong YCT provides products to the Company for resale and makes settlement upon sales of goods. The purpose of the loans was to finance Shandong YCT’s production. The loan bears no interests and is unsecured and has been settled by the end of June 2009.

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

The Company purchases its products from its affiliate company, Shandong YCT, according to the contract signed on December 26, 2006 between the Company and Shandong YCT. As of June 30, 2009, Shandong YCT remains the sole vendor to the Company.

CHINA YCT INTERNATIONAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

7.   LAND USE RIGHT

All land in the People’s Republic of China is government owned and cannot be sold to any individual or company. However, the government grants the user a “land use right” (the “Right”) to use the land. The Company has total land use right of RMB10,199,600 (equivalent to $1,454,592) to use for 50 years and amortizes the Right on a straight line basis over 50 years.

Net intangible assets were as follows:

	Balance as of
	June 30, 2009	March 31, 2009
Land use right	$1,493,202	$1,492,566
Less: Accumulated amortization	(88,881)	(81,293)

Total	$1,404,321	$1,411,274

The amortization expense for the three months ended June 30, 2009 and 2008 was $7,555 and $7,416 respectively.

8.   TAX PAYABLE

The Company has tax payable as below:

	Balance as of
	June 30, 2009	March 31, 2009

Corporate Income Tax	$479,480	$445,195
Value-Added Tax	184,312	37,262
Other Tax & Fees	9,013	2,981

Total Tax Payable	$672,805	$485,438

CHINA YCT INTERNATIONAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

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

For the three months ended June 30, 2009 and 2008, the company recorded income tax provisions of $473,794 and $640,079, respectively.

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

On April 6, 2009, the Company issued 45,000 shares of restricted common stock as partial compensation to three directors for certain consulting services provided to the Company, recorded at the fair value of $1 on the date of grant.

As of June 30, 2009 and March 31, 2009, there were 45 shares of Series A Preferred Stock issued and outstanding and 29,425,073 and 29,380,073 shares of Common Stock issued and outstanding. There was no Series B Preferred Stock issued and outstanding.

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

Results of Operations – For the Three Months Ended June 30, 2009 compared to the Three Months Ended June 30, 2008

In general, the Company continued to benefit from the ongoing trend of growth and expanding acceptance of its products. During the first quarter of fiscal year 2010, the Company continued to witness the emergence and development of Shandong Spring Pharmaceutical as a marketing force. Having commenced revenue-producing operations just in January 2007, it realized $25,817,447 in revenue for the year ended March 31, 2009.

During the first quarter of 2010, our sales barely changed as compared to the same period a year earlier. The following table summarizes the results of our operations during the three month periods ended June 30, 2009 and 2008 and provides information regarding the dollar and percentage increase or (decrease) from the first quarter of fiscal 2009 to the first quarter of fiscal 2010:

	Q1 2010	Q1 2009	Change in $	Variance
Net Revenue	$6,144,332	$6,018,588	$125,744	2%
Cost of Good Sold	$2,678,805	$2,625,965	$52,840	2%
Gross Profit	$3,465,527	$3,392,623	$72,904	2%
Operating Expenses	$1,651,586	$805,325	$846,261	105%
Income from Operation	$1,784,529	$2,562,232	$(777,703)	(30%)
Net Income	$1,310,735	$1,922,153	$(611,418)	(32%)

Net Sales

During the three months ended June 30, 2009, we realized $6,144,332 in revenue, representing an increase of 2% or $125,744 as compared to $6,018,588 for the same period of 2008. During the past year of operations, a total of 34 products each contributed to revenue, including health care supplements, cosmetics and toiletries and daily necessities, and no single product has accounted for more than 20% of our revenue.

The following table set forth a sales breakdown by product for the period indicated. The proportion structure of our overall sale varies from quarter to quarter. Seasonal influence is also a factor involved in our various product percentages in overall sales.

	Q1 2010	Q1 2009	Change in $	Variance
Revenue from :
Health care supplements	$1,284,227	$3,917,674	$(2,633,447)	(67%)
Cosmetics and toiletries	2,471,428	1,313,043	1,158,385	88%
Daily necessities	2,388,677	787,871	1,600,806	203%
Total	$6,144,332	$6,018,588	$125,744	2%

All of the business reflected in the financial statements filed with this Report consisted of resale of products purchased by Shandong Spring Pharmaceutical from Shandong Yong Chun Tang. The purchases were made pursuant to a Purchase & Sale Contract dated December 26, 2006, which sets forth the wholesale price that Shandong Spring Pharmaceutical pays to Shandong Yong Chun Tang for each of the 34 products governed by the Contract.  Since Shandong Spring Pharmaceutical was not an exclusive distributor for Shandong Yong Chun Tang, its resale prices are determined in large part by competition. For that reason, the gross margin realized by Shandong Spring Pharmaceutical during the quarter ended June 30, 2009 was nearly identical to gross margin in each quarter of a year earlier, averaging 56%, despite the growth in sales from quarter to quarter.

Cost of Good Sold

Our costs of revenue are primarily comprised of the cost of finished goods purchased from Shandong Yong Chun Tang and our direct labor and other expenses. For the three months ended June 30, 2009, our cost of good sold totaled $2,678,805, representing an increase of 52,840 or 2% as compared to $2,625,965 of the same period of 2008. However, the percentages of the costs of good sold to total revenues remained unchanged from quarter to quarter. Our cost ratio is relatively steady. It is primarily attributable to the steady relationship between us and our major supplier, Shandong Yong Chun Tang. As a result, we are always able to acquire products at a fixed cost basis.

Gross Profit

Gross profit for the three months ended June 30, 2009 was $3,465,527, an increase of 2% or $72,904 as compared to the same period in the year earlier. The increase in gross profit is a result of increased sales volume of the quarter. Gross profit as a percentage of net revenues was 56% for the three months ended June 30, 2009. Our gross margin largely remained unchanged.

The following table sets forth a breakdown of our gross margin by different products:

	Gross profit for the quarter ended June 30,		Gross Margin for the quarter ended June 30,
	2009	2008	2009	2008
Product
Health care supplements	$692,568	$2,136,566	54%	55%
Cosmetics and toiletries	1,476,210	789,401	60%	60%
Daily necessities	1,296,749	466,656	55%	59%
Overall	$3,465,527	$3,392,623	56%	56%

Research and Development Expenses.

Our R&D expenses for the three months ended June 30, 2009 and 2008 were $65,042 or approximate 1% of total corresponding revenue and $66,222 or approximate 1% of total corresponding revenue, respectively. We did not incur any significant R&D expenses recently. However, our long term goal is to utilize advanced biological technology to refine and extract the beneficial compounds in plants that have traditionally been known to have medicinal benefits, primarily gingko. Toward that end, we have a staff of eight currently engaged in research and development of new technologies and resulting products. In addition we maintain close ties to the research staffs at Tsinghua University, China Agriculture University, Shandong Herbal Medicine University, and the Shandong Herbal Medicine Research Institute.

Selling, General and Administrative Expenses.

Our SG&A expenses consist primarily of sales commissions, advertising and promotion expenses, freight charges and related compensation. Our overall SG&A expenses for three months ended June 30, 2009 were $1,586,544 or 26% of our net sales for the period, representing an increase of 115% or $847,441 as compared with the SG&A expenses for the same period of the year earlier. This dramatic increase in our overall SG&A expenses was primarily due to the significant increase in our a) advertising expenses, to enhance our promotion force; b) professional consulting fees; c) salary, to inspire our marketing staffs, and d) travel expense. These four different kind of expenses totaled $897,787 and account for 57% of our overall SG&A expenses during the quarter ended June 30, 2009.

	Q1 2010	Q1 2009	Change in $	Percentage
Advertising Exp.	$731,989	$200,418	$531,570	265%
Salary Exp.	$44,717	$16,330	$28,387	174%
Professional Exp.	$99,961	$1,962	$97,999	4994%
Traveling Exp.	$21,119	$3,704	$17,415	470%

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

•
Although we have $4.32 million in property, plant and equipment on our balance sheet, we are not recording any significant amount of depreciation, since we have not put our facility into service yet.  When we commence manufacturing, we will begin to depreciate our property – which will have a substantially larger book value at that time – and incur the expense as a general expense to the extent it is not allocable to cost of goods sold.

Net Income

For the quarter ended June 30, 2009, we realized $1,310,735 in net income, representing a 32% or $611,418 decrease as compared to $1,922,153 for the quarter ended June 30, 2008. The decrease was a result of the significant increase in our SG&A expenses during the quarter.

Liquidity and Capital Resources

Our principal sources of liquidity were primarily generated from our operations. As of June 30, 2009, Shandong Spring Pharmaceutical had $11,494,967 in working capital, an increase of $1,445,770 or 14% as compared to working capital at March 31, 2009. The increase was primarily a result of our net income in the three-month period. As of June 30, 2009, cash and cash equivalents were $12,349,376, an increase by $2,300,996 or 23% from $10,048,380 as of March 31, 2008. This increase in amount of cash occurred primarily because we collected back a loan to one of our affiliated companies, in the amount of $1,170,000. This repayment enabled us to preserve our cash for further operations.

Based on our current operating plan, we believe that existing cash and cash equivalents balances, as well as cash forecast by management to be generated by operations will be sufficient to meet our working capital and capital requirements for our current operations. Our operations have produced positive cash flow, with is $1,141,580 for the three months ended June 30, 2009. We did not have accounts receivable outstanding as of June 30, 2009. And we carry relatively little inventory. We expect our marketing activities to continue to operate cash-positively. However, once we commence our own manufacturing operations, the working capital requirements of manufacturing may put pressure on our cash flow, and we may be required to seek additional capital and reduce certain spending as needed. There can be no assurance that any additional financing will be available on acceptable terms.

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

The following table sets forth a summary of our cash flows for the periods indicated:

	Three months ended June 30,
	2009	2008
Net cash provided by operating activities	$1,141,580	$3,187,797
Net cash provided by(used in) investing activities	$1,155,359	$(408,722)
Net cash provided by financing activities	$0	$0
Effect of exchange rate change on cash and cash equivalents	$4,057	$123,490
Net increase in cash and cash equivalents	$2,300,996	$2,902,565
Cash and cash equivalents, beginning balance	$10,048,308	$1,616,336
Cash and cash equivalents, ending balance	$12,349,376	$4,516,901

Operating Activities

Net cash provided by operating activities was $1,141,580 for the three-month period ended June 30, 2009, which was a decrease of 156% or $2,046,217 from the $3,187,797 net cash provided by operating activities for the same period a year earlier. The decrease was mainly attributable to the reduction in our net income and to payments made to reduce our accounts payable.

Investing Activities

During the quarter ended June 30 2009, our net cash provided by investing activities was $1,155,359, as compared to $408,722 of net cash used in investing activities for the quarter ended June 30, 2008. This significant positive cash flow result from the investing activities during the quarter ended June 30, 2009 was primarily because we collected back a loan to one of our affiliated companies, $1,170,000 at the end of June, 2009. Shandong YCT is an affiliated company owned by the chairman and controlling shareholder Mr. Yan Tinghe. Prior to the completion of the Company’s own plant, Shandong YCT provides products to the Company for resale and makes settlement upon sales of goods. The purpose of the loan was to finance Shandong YCT’s production. The loan bore no interest and was unsecured.

Financing Activities

Net cash generated or used by financing activities in the three-month period ended June 30 2009 and 2008 were both 0. None of our officers or shareholders has made commitments to the Company for financing in the form of advances, loans or credit lines.

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

ITEM 4.               CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2009. Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by China YCT International Group in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information China YCT International Group is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that China YCT International Group’s system of disclosure controls and procedures was effective as of June 30, 2009 for the purposes described in this paragraph.

Changes in Internal Controls.

There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during China YCT International Group’s first fiscal quarter of 2010 that has materially affected or is reasonably likely to materially affect China YCT International Group’s internal control over financial reporting.

PART II   -   OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The company is not party to any material legal proceeding.

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

 (c) Unregistered sales of equity securities

 In April 2009, the Company issued a total of 45,000 shares of common stock to three members of its Board of Directors. The shares were issued in consideration of services, and were valued at $1.00 per share, the market value on the date of grant. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act, as the directors were investing for their own accounts and had access to information abou the Company.

 (e) Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 1st quarter of fiscal 2010.

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

CHINA YCT INTERNATIONAL GROUP, INC.

Date: August 14, 2009	By: /s/ Yan Tinghe
Yan Tinghe, Chief Executive Officer