Form 10-Q
period 2009-09-30
China YCT International Group, Inc.
filed 2009-11-16
CIK 847464

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                  For the quarterly period ended September 30, 2009

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

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:
November 11, 2009
Common Stock:  29,425,073 shares

TABLE OF CONTENTS	Page
PART I. FINANCIAL INFORMATION

Item 5. Other Information	26

Item 6. Exhibits	26

Signatures	27

ITEM 1. FINANCIAL STATEMENTS

CHINA YCT INTERNATIONAL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS
	September 30, 2009	March 31, 2009

Current assets:
Cash and cash equivalents	$ 13,870,509	$ 10,048,380
Inventory	336,278	8,346
Other receivable - related party	-	1,124,367
Total Current Assets	14,206,787	11,181,093

Property and equipment, net of accumulated depreciation of
$306,493 and $221,095, respectively	5,493,632	4,349,493

Land use right, net of accumulated amortization	1,397,659	1,411,274

Long-term receivable - related party	952,195	951,182

Total Assets	$ 22,050,273	$ 17,893,042

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ -	$ 456,568
Taxes payable	1,052,626	485,438
Accrued expenses and other payables	77,595	189,890
Other payable - related party	45,070	-
Total Current Liabilities	1,175,291	1,131,896

Stockholders' Equity
Preferred stock series A, $500 par value, 45 shares authorized and outstanding	22,500	22,500
as of September 30,2009 and March 31, 2009
Preferred stock series B convertible, $0.001 par value, 5,000,000 shares authorized,
-0- shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 29,425,073 and
29,380,073 shares issued and outstanding as of September 30, 2009 and March 31, 2009	29,425	29,380
Additional paid-in capital	4,107,994	4,063,039
Accumulated other comprehensive income	1,201,273	1,130,576
Retained earnings	15,513,790	11,515,651
Total Stockholders' Equity	20,874,982	16,761,146

Total Liabilities and Stockholders' Equity	$ 22,050,273	$ 17,893,042
The accompanying notes are an integral part of the financial statements

CHINA YCT INTERNATIONAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Six Months Ended September 30,		Three Months Ended September 30,
	2009	2008	2009	2008

Revenues	$14,145,007	$13,339,093	$8,000,675	$7,320,505

Cost of Goods Sold	6,185,586	5,809,910	3,506,781	3,183,946

Gross Profit	7,959,421	7,529,183	4,493,894	4,136,559

Operating Expenses
Research and development expenses	174,429	77,217	$109,387	10,995
Selling, general and administrative	2,381,906	1,790,812	795,362	1,051,708

Income Before Other Income	5,403,086	5,661,154	3,589,145	3,073,856

Other Expenses	(48,598)	(43,268)	(19,186)	(18,203)

Income Before Income Taxes	5,354,488	5,617,886	3,569,959	3,055,653

Provision for Income Taxes	1,356,349	1,402,384	882,555	762,305

Net Income	$3,998,139	$4,215,502	$2,687,404	$2,293,348

Other Comprehensive Income:
Foreign Currency Translation Gain	70,697	361,231	13,344	132,858

Comprehensive Income	$4,068,836	$4,576,733	$2,700,748	$2,426,206

Basic and diluted income per common share
Basic	$0.14	$0.14	$0.09	$0.08
Diluted	$0.14	$0.14	$0.09	$0.08

Weighted average number of common shares outstanding
Basic	29,423,844	29,380,073	29,425,073	29,380,073
Diluted	29,423,844	29,380,073	29,425,073	29,380,073
The accompanying notes are an integral part of the financial statements

CHINA YCT INTERNATIONAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Six Months Ended September 30,
	2009	2008
Cash Flows From Operating Activities:
Net income	$ 3,998,139	$ 4,215,502
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	100,220	56,199
Stock issued for services	45,000	-

Changes in operating assets and liabilities:
Inventory	(327,726)	672,393
Advance to suppliers	-	834,284
Accounts payable	(456,778)	404,236
Unearned revenue	-	1,934
Taxes payable	566,328	446,005
Accrued expenses and other payables	(62,056)	(24,812)

Cash provided by operating activities	3,863,127	6,605,741

Cash Flows From Investing Activities:
Purchase of plant and equipment	(1,223,930)	-
Loan repaid from (provided to) related party	1,169,926	(67,214)
Addition to construction in progress	-	(1,324,677)

Cash used in investing activities	(54,004)	(1,391,891)

Cash Flows From Financing Activities
None	-	-

Cash used in financing activities	-	-

Effect of exchange rate changes on cash and cash equivalents	13,006	194,385

Increase in cash and cash equivalents	3,822,129	5,408,235

Cash and Cash Equivalents - Beginning of period	10,048,380	1,614,336

Cash and Cash Equivalents - Ending of period	$ 13,870,509	$ 7,022,571

Supplemental disclosures of cash flow information:
Interest paid	$ -	$ -
Income Taxes paid	$ 919,165	$ 1,107,277

Non-cash financing activities:
Stock issued for services	$ 45,000	$ -
The accompanying notes are an integral part of the financial statements

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

CHINA YCT INTERNATIONAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Accounts receivables

Accounts receivables are stated at net realizable value. Any allowance for doubtful accounts is established based on the management’s assessment of the recoverability of accounts and other receivables. A considerate amount of judgment is required in assessing the realization of these receivables, including the current credit worthiness of each customer and the related aging analysis. The Company has no accounts receivables as of September 30, 2009 and March 31, 2009.

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

CHINA YCT INTERNATIONAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advance to suppliers

Advance to suppliers represent the payments made and recorded in advance for goods and services received. The Company makes advances to certain vendors’ inventory purchases, construction projects and equipment purchases. There was no advance to suppliers as of September 30, 2009 and March 31, 2009.

Property and equipment

Property and equipment are stated at cost. The cost of an asset comprises its purchase price and any directly attributable costs of bringing the asset to its present working condition and locations for its intended use. Depreciation is calculated using the straight-line method over the following useful lives:

Buildings and improvements	30-35 years
Machinery, equipment and automobiles	7-15 years

Expenditures for maintenance and repairs are charged to expense as incurred. Additions, renewals and betterments are capitalized.

Revenue recognition

The Company’s revenue policies are in compliance with the United States Accounting Guide. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are recorded as unearned revenue.

Unearned revenue

Revenue from the sale of goods or services is recognized at the time that goods are delivered or services are rendered. Receipts in advance for goods to be delivered or services to be rendered in a subsequent period are carried forward as unearned revenue.

CHINA YCT INTERNATIONAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

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

Income taxes

The Company accounts for income tax under the provisions of Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) No.740 "Income Taxes", which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the financial statements or tax returns.  Deferred income taxes are recognized for all significant temporary differences between tax and financial statements bases of assets and liabilities.  Valuation allowances are established against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. There were no deferred tax amounts at September 30, 2009 and 2008, respectively.

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

CHINA YCT INTERNATIONAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The research and development expense for the six months ended September 30, 2009 and 2008 was $174,429 and $77,217, respectively.

Advertising costs

Advertising costs in newspaper and televisions are expensed as incurred.  The Company incurred advertising costs of $790,150 and $332,599 for the six months ended September 30, 2009 and 2008, respectively.

Mailing and handling costs

The Company accounts for mailing and handling fees in accordance with the United States Accounting Guide.  For the six months ended September 30, 2009 and 2008, the Company incurred $633,289 and $489,293 mailing and handling costs, respectively.

Stock-based compensation

The Company records stock based compensation expense pursuant to the United States ASC Codification, which establishes the accounting for employee stock-based awards. Under the above provisions, stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). Deferred stock compensation represents shares issued to employees that will be vested over a certain service period. Deferred stock compensation is included in additional paid-in capital as an offset to equity.

Also in accordance with the FASB ASC Codification, when the Company measures compensation expense for its non-employee stock-based compensation, the fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received. Fair value is measured as the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete.

CHINA YCT INTERNATIONAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings per share

Basic earnings per share are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There are no common stock equivalents available for dilution purposes as of September 30, 2009 and 2008.

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

Subsequent Events

The Company has evaluated subsequent events that have occurred through the filing date and has determined there were no material events since the balance sheet date of this report.

CHINA YCT INTERNATIONAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Translation adjustments resulting from this process amounted to $70,697 and $361,231 as of September 30, 2009 and 2008, respectively. The balance sheet amounts with the exception of equity at September 30, 2009 were translated at 6.8263 RMB to 1.00 US$ as compared to 6.8336 RMB to 1.00 US$ at March 31, 2009. The equity accounts were stated at their historical rate. The average translation rates applied to income statement accounts for the six months ended September 30, 2009 and 2008 were 6.8305 RMB to 1.00 US$ and 6.8972 RMB to 1.00 US$, respectively.

New accounting pronouncements

In June 2009, FASB established Accounting Standards CodificationTM (“Codification”) as the single source of authoritative accounting principles recognized by the FASB in the preparation of financial statements in conformity with the GAAP. The Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Adoption of the Codification is not expected to have a material impact on the Company’s results of operations or financial position.

In June 2009, FASB updated the accounting standards related to the consolidation of variable interest entities (“VIEs”). The standard amends current consolidation guidance and requires additional disclosures about an enterprise’s involvement in VIEs. The standard shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods

CHINA YCT INTERNATIONAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

thereafter. Earlier application is prohibited. The Company does not expect the adoption to have a material impact on the Company’s results of operations or financial position.

In May 2009, FASB issued FAS No. 165, "Subsequent Events," which was subsequently codified within ASC 855, “Subsequent Events”. The standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. An entity should apply the requirements of ASC 855 to interim or annual financial periods ending after June 15, 2009. Adoption of this standard does not have a material impact on the Company’s results of operations or financial position.

In April 2009, the FASB updated the accounting standards to provide guidance on estimating the fair value of a financial asset or liability when the trade volume and level of activity for the asset or liability have significantly decreased relative to historical levels. The standard requires entities to disclose the inputs and valuation techniques used to measure fair value and any changes in valuation inputs or techniques. In addition, debt and equity securities as defined by GAAP shall be disclosed by major category. This standard is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, and is to be applied prospectively. The adoption did not have a material effect on the Company's results of operations and financial condition.

In April 2009, the FASB updated the accounting standards for the recognition and presentation of other-than-temporary impairments. The standard amends existing guidance on other-than-temporary impairments for debt securities and requires that the credit portion of other-than-temporary impairments be recorded in earnings and the noncredit portion of losses be recorded in other comprehensive income. The standard requires separate presentation of both the credit and noncredit portions of other-than-temporary impairments on the financial statements and additional disclosures. This standard is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. At the date of adoption, the portion of previously recognized other-than-temporary impairments that represent the noncredit related loss component shall be recognized as a cumulative effect of adoption with an adjustment to the opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive income (loss). The adaption of this standard did not have a material effect on the preparation of the Company’s consolidated financial statements.

CHINA YCT INTERNATIONAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In August 2009, the FASB updated the accounting standards to provide additional guidance on estimating the fair value of a liability in a hypothetical transaction where the liability is transferred to a market participant. The standard is effective for the first reporting period, including interim periods, beginning after issuance. The Company does not expect the adoption to have a material effect on the Company's consolidated results of operations and financial condition.

3.    INVENTORY

Inventory primarily consists of only finished goods. The Company purchased all of its goods from Shandong Yong Chun Tang Bioengineering Co., Ltd. (“Shandong YCT”), an affiliated company owned by the Chairman of the Company (See Note 5). No allowance for inventory was made for the six months ended September 30, 2009 and 2008.

4.   PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	Balance as of
	June 30, 2009	March 31, 2009

Machinery & Equipment	$460,117	$459,628
Furniture & Fixture	95,577	95,475
Building	5,032,829	3,804,107
Subtotal	5,588,523	4,359,210

Less: Accumulated Depreciation	(306,493)	(221,095)
Construction in progress	211,602	211,377

Total Property and equipment, net	$5,493,632	$4,349,493

The depreciation expense for the six months ended September 30, 2009 and 2008 was $85,111 and $41,237, respectively.

CHINA YCT INTERNATIONAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

4.   PROPERTY AND EQUIPMENT, NET (Continued)

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

The costs involved with construction in progress amounted to the total of $211,602 as of September 30, 2009 and $211,377 as of March 31, 2009.

5.  RELATED PARTY TRANSACTIONS

As of September 30, 2009 and March 31, 2009, the Company has loans to related party in the amount of $907,125 and $2,075,549, respectively, representing loans receivables from two affiliates as stated below.  The entire balance of loans to related party is expected to be repaid soon and no allowance is deemed necessary.

	Balance as of
	September 30, 2009	March 31, 2009
a) Loan receivable (payable) from Shandong YCT	$(45,070)	$1,124,367
b) Loan receivable from Changqing Paper Co.,Ltd.	952,195	951,182

Total	$907,125	$2,075,549

Shandong YCT is an affiliated company owned by the chairman and controlling shareholder Mr. Yan Tinghe.  Prior to the completion of the Company’s own plant, Shandong YCT provides products to the Company for resale and makes settlement upon sales of goods. The purpose of the loans was to finance Shandong YCT’s production. The loan bears no interest and is unsecured and has been settled by the end of June 2009.

Changqing Paper Co., Ltd is an affiliated company also owned by Mr. Yan Tinghe, the chairman and controlling shareholder of the Company.  This loan is also unsecured and interest free with an original maturity date of August 20, 2008. But the loan demands 0.08% monthly late payment penalty on any unpaid due amount after the maturity date. On October 27, 2008, the Company extended the loan with Changqing Paper Co., Ltd. for an additional year. All other terms remain unchanged.  The loan was collected in October 2009.

6.   MAJOR CUSTOMER AND VENDOR

The Company sells products to individual retail customers and does not have major customer due to the high level competition within the industry.

The Company purchases its products from its affiliate company, Shandong YCT, according to the contract signed on December 26, 2006 between the Company and Shandong YCT. As of September 30, 2009, Shandong YCT remains the sole vendor to the Company.

CHINA YCT INTERNATIONAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

7.   LAND USE RIGHT

All land in the People’s Republic of China is government owned and cannot be sold to any individual or company. However, the government grants the user a “land use right” (the “Right”) to use the land. The Company has total land use right of RMB10,199,600 (equivalent to $1,454,592) to use for 50 years and amortizes the Right on a straight line basis over 50 years.

Net intangible assets were as follows:

	Balance as of
	September 30, 2009	March 31, 2009
Land use right	$1,494,156	$1,492,567
Less: Accumulated amortization	(96,497)	(81,293)

Total	$1,397,659	$1,411,274

The amortization expense for the six months ended September 30, 2009 and 2008 was $15,109 and $14,963, respectively.

8.   TAXES PAYABLE

The Company has taxes payable as below:

	Balance as of
	September 30, 2009	March 31, 2009

Corporate Income Tax	$883,118	$445,195
Value-Added Tax	156,951	37,262
Other Taxes & Fees	12,557	2,981

Total Taxes Payable	$1,052,626	$485,438

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

For the six months ended September 30, 2009 and 2008, the company recorded income tax provisions of $1,356,349 and $1,402,384, respectively.

CHINA YCT INTERNATIONAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

10. STOCKHOLDERS’ EQUITY

Before the share exchange agreement consummated in June 2007, the Company has 12,724,438 shares of common stock issued and outstanding.

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

As of September 30, 2009 and March 31, 2009, there were 45 shares of Series A Preferred Stock issued and outstanding and 29,425,073 and 29,380,073 shares of Common Stock issued and outstanding. There was no Series B Preferred Stock issued and outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking” statements as such term is defined in the Private Securities Litigation Reform Act of 1995 and information relating to the Company that is based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management. When used in this report, the words “anticipate,” “believe,” “estimate,” "expect” and “intend” and similar words or phrases, as they relate to the Company or Company’s management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitations, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein and in other filings made by the company with the Securities and Exchange Commission. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements.

Outline of Our Business

China YCT International Group, Inc. is a holding company whose business is carried out entirely by Shandong Spring Pharmaceutical Co., Ltd.  (“Shandong Spring Pharmaceutical”).  Shandong Spring Pharmaceutical was organized in 2005 under the laws of The People’s Republic of China. From January 2006 until January 2007 management was engaged in developing the company’s manufacturing facility and distribution network. In January 2007, Shandong Spring Pharmaceutical commenced revenue-producing activities, specifically distributing products manufactured by Shandong Yong Chun Tang Bioengineering Co., Ltd. (“Shandong Yong Chun Tang”), which is an affiliated company that Mr. Yan serves as a majority shareholder.

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

Results of Operations – For the Three Months Ended September 30, 2009 compared to the Three Months Ended September 30, 2008

In general, the Company continued to benefit from the ongoing trend of growth and expanding acceptance of its products. During the second quarter of fiscal year 2010, the Company continued to witness the emergence and development of Shandong Spring Pharmaceutical as a marketing force. Having commenced revenue-producing operations just in January 2007, it realized $25,817,447 in revenue for the year ended March 31, 2009.

During the quarter ended September 30, 2009, our sales increased slightly as compared to the same period a year earlier. The following table summarizes the results of our operations during the three month periods ended September 30, 2009 and 2008 and provides information regarding the dollar and percentage increase or (decrease) from the second quarter of fiscal 2009 to the second quarter of fiscal 2010:

	Q2 2010	Q2 2009	Change in $	Variance
Net Revenue	$8,000,675	$7,320,505	$680,170	9%
Cost of Good Sold	3,506,781	3,183,946	322,835	10%
Gross Profit	4,493,894	4,136,559	357,335	9%
Operating Expenses	904,749	1,062,703	(157,954)	(15%)
Income before Income taxes	3,569,959	3,055,653	514,306	17%
Net Income	$2,687,404	$2,293,348	$394,056	17%

Net Sales

During the three months ended September 30, 2009, we realized $8,000,675 in revenue, representing an increase of 9% or $680,170 as compared to $7,320,505 for the same period of 2008. During the past year of operations, a total of 34 products each contributed to revenue, including health care supplements, cosmetics and toiletries and daily necessities, and no single product has accounted for more than 20% of our revenue, reflecting that the company was and is not heavily reliant on the sales of any single production line.

The following table set forth a sales breakdown by product for the period indicated.

	Q2 2010	Q2 2009	Change in $	Variance
Revenue from :
Health care supplements	$4,800,674	$4,163,069	$637,605	15%
Cosmetics and toiletries	2,433,025	2,226,184	206,841	9%
Daily necessities	766,976	931,252	(164,276)	(18)%
Total	$8,000,675	$7,320,505	$680,170	9%

All of the business reflected in the financial statements filed with this Report consisted of resale of products purchased by Shandong Spring Pharmaceutical from Shandong Yong Chun Tang. The purchases were made pursuant to a Purchase & Sale Contract dated December 26, 2006, which sets forth the wholesale price that Shandong Spring Pharmaceutical pays to Shandong Yong Chun Tang for each of the 34 products governed by the Contract. Since Shandong Spring Pharmaceutical was not an exclusive distributor for Shandong Yong Chun Tang, its resale prices are determined in large part by competition. For that reason, the gross margin realized by Shandong Spring Pharmaceutical during the quarter ended September 30, 2009 was nearly identical to gross margin in each quarter of a year earlier, averaging 56%, despite the growth in sales from quarter to quarter.

Cost of Good Sold

Our costs of revenue are primarily comprised of the cost of finished goods purchased from Shandong Yong Chun Tang and our direct labor overhead and other expenses. For the three months ended September 30, 2009, our cost of good sold totaled $3,506,781, representing an increase of 322,835 or 10% as compared to $3,183,946 for the same period of 2008. However, the percentages of the costs of good sold to total revenues basically remained unchanged from quarter to quarter. Our cost ratio is relatively steady. It is primarily attributable to the steady relationship between us and our major supplier, Shandong Yong Chun Tang. As a result, we are always able to acquire products from a reliable source.

Gross Profit

Gross profit for the three months ended September 30, 2009 was $4,493,894, an increase of 9% or $357,335 as compared to the same period for the prior year. Because of the steady cost ratio, the increase in gross profit is primarily due to the increased sales volume for the quarter. Gross profit as a percentage of net revenues was 56% for the three months ended September 30, 2009. Our gross margin largely remained the same as compared to the same period of 2008.

The following table sets forth a breakdown of our gross margin by different products:

	Gross profit for the quarter ended September 30,		Gross Margin for the quarter ended September 30,
	2009	2008	2009	2008
Product
Health care supplements	$2,595,854	$2,253,696	54%	54%
Cosmetics and toiletries	1,454,285	1,332,976	60%	60%
Daily necessities	443,755	549,887	58%	59%
Overall	$4,493,894	$4,136,559	56%	56%

Research and Development Expenses.

Our R&D expenses for the three months ended September 30, 2009 and 2008 were $109,387 or approximate 1% of total corresponding revenue and $10,995 or approximately 0.1% of total corresponding revenue, respectively. As compared to the same period of 2008, our R&D expenses increased by $98,393.  The increase is the result of utilizing additional outside experts and increasing our internal staff in our R&D activity during the period.

Our long term goal is to utilize advanced biological technology to refine and extract the beneficial compounds in plants that have traditionally been known to have medicinal benefits, primarily gingko. During the quarter ended September 30, 2009, we increased our R&D staff from 8 to 19. Our R&D staff is currently engaged in research and development of new technologies and resulting products. In addition, we maintain close ties to the research staffs at Tsinghua University, China Agriculture University, Shandong Herbal Medicine University, and the Shandong Herbal Medicine Research Institute.

Selling, General and Administrative Expenses.

During the quarter ended September 30, 2009, we successfully and efficiently managed our overall SG&A expense. Our SG&A expenses consist primarily of sales commissions, advertising and promotion expenses, freight charges and related compensation. Our overall SG&A expenses for three months ended September 30, 2009 were $904,749 or 11% of our net sales for the period, representing a decrease of 15% or $157,954 as compared with the SG&A expenses for the same period of the year earlier.

Net Income

For the quarter ended September 30, 2009, we realized $2,687,404 in net income, representing a 17% or $394,056 increase as compared to $2,293,348 for the quarter ended September 30, 2008. The increase was a result of the increased sales and decreased SG&A expenses during the quarter.

Results of Operations – For the Six Months Ended September 30, 2009 compared to the Six Months Ended September 30, 2008

The first half year of fiscal 2010 continued the emergence of Shandong Spring Pharmaceutical as a marketing force. Having commenced revenue-producing operations only in January 2007, it realized $981,849 in revenue for the year ended March 31, 2007.  However, during fiscal year 2009, which ended on March 31, 2009, Shandong Spring Pharmaceutical realized $25,817,447 in revenue. And for the six months ended September 30, 2009, the company realized revenue of $14,145,007 including $8,000,675 for the quarter ended September 30, 2009.

Entering the 2010 fiscal year, we have successfully continued our growth trend. During the six months ended September 30, 2009, our sales increased slightly by $805,914 or 6% from $13,339,093 to $14,145,007 as compared to the same period of 2008. Our financial inflow from our business operation stays stable. And during the past 2 years operations, no single product has accounted for more than 20% of our revenue, and a total of 34 products each contributed to revenue, including both health care supplements, cosmetics and toiletries. Our sales breakdown by product line for the period indicated are as follows.

	For six months ended September 30
	2009	2008	Change in $	Variance
Revenue from :
Health care supplements	$8,833,152	$8,085,077	$748,075	9%
Cosmetics and toiletries	3,720,137	3,534,699	185,438	5%
Daily necessities	1,591,718	1,719,317	(127,599)	(7%)
Total	$14,145,007	$13,339,093	$805,914	6%

All of the business reflected in the financial statements filed with this Report consisted of resale of products purchased by Shandong Spring Pharmaceutical from Shandong Yong Chun Tang. The gross margin realized by Shandong Spring Pharmaceutical during the 6 months ended September 30, 2009 was nearly identical to gross margin in each quarter of a year earlier, averaging 56%, despite the growth in sales from period to period. Below is the gross margin breakdown by product line for the period indicated.

	Gross profit for the quarter ended September 30,		Gross Margin for the quarter ended September 30,
	2009	2008	2009	2008
Product
Health care supplements	$4,797,970	$4,385,770	55%	54%
Cosmetics and toiletries	2,223,975	2,125,061	60%	60%
Daily necessities	937,476	1,018,352	59%	59%
Overall	$7,959,421	$7,529,183	56%	56%

Our operating expenses for the six months ended September 30, 2009 were equal to 18% of our revenue as compared to 14% in the prior year. This was an increase of $688,306 or 37% over the six month period ended September 30, 2008. These increases were primarily a result of a) overhead incurred in maintaining the facilities for the manufacture of ginkgo based capsole, the Company did not have such expense previously b) increased salary expense, and c) travel expense, and d) increased R&D expenses.

•
Increased advertising expenses, which we incurred in order to enhance our promotion force.  The Company incurred advertising costs of $790,150 and $332, 500 for the six months ended September 30, 2009 and 2008, representing the increase of $457,650 from the prior year period.

•
Increased salary, which we instituted in order to inspire our marketing staff.  In addition during the quarter ended September 30, 2009, the Company hired 11 more industrial experts to strengthen its R&D staff team.

•	Increased travel expenses, again resulting from nationwide cost increases.

Notwithstanding the efficiencies that we expect to realize from continued growth, we expect that several factors will cause our selling, general and administrative expenses to increase in the coming months:

·
If we are successful in obtaining the funds to complete our manufacturing facility, we will initiate manufacturing activities.  This will cause us to incur facility costs and the expense of administrative personnel.

·
Although we have $5.49 million in property, plant and equipment on our balance sheet, we are not recording any significant amount of depreciation, since we have not put our facility into service yet.  When we commence manufacturing, we will begin to depreciate our property, plant and equipment – which will have a substantially larger book value at that time – and incur the expense as a general expense to the extent it is not allocable to cost of goods sold.

Our operations produced net pre-tax income of $5,354,488 for the six months ended September 30, 2009, a $263,398 or 5% down as compared to $5,617,886 for the same time period in 2008. During the six months ended September 30, 2009 we realized a 6% increase in revenue. Pre-tax income was lower, primarily due to the additional investment in the R&D and SG&A expense areas of the Company during the six-months-period ended September 30, 2009.

Our business operates entirely in Chinese Renminbi, but we report our results in our SEC filings in U.S. Dollars. The conversion of our accounts from RMB to Dollars results in translation adjustments, which are reported as a middle step between net income and comprehensive income. The net income is added to the retained earnings on our balance sheet; while the translation adjustment is added to a line item on our balance sheet labeled “other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business. During the six months ended September 30, 2009, the effect of converting our financial results to Dollars was to add $70,697 to our other comprehensive income. In the three months ended September 30, 2009, the effect of converting our financial results to Dollars was to add $13,344.

Liquidity and Capital Resources

Our principal sources of liquidity were generated from our operations. As of September 30, 2009, Shandong Spring Pharmaceutical had $13,031,497 in working capital, an increase of $2,982,300 or 30% as compared to the working capital as of March 31, 2009. As of September 30, 2009, cash and cash equivalents were $13,870,509, an increase by $3,822,129 or 38% from $10,048,380 as of March 31, 2009. This increase in our  cash occurred primarily because a loan we had made to one of our affiliated companies, in the amount of about $1.1 million payable over the six months period ended September 30, 2009, was repaid.

Based on our current operating plan, we believe that existing cash and cash equivalents balances, as well as cash forecast by management to be generated by operations will be sufficient to meet our working capital and capital requirements for our current operations. Our operations have produced positive cash flow, with $3,863,127 provided by operating activities for the six months ended September 30, 2009. We did not have accounts receivable outstanding as of September 30, 2009. We expect our marketing activities to continue to operate cash-positively. However, once we commence our own manufacturing operations, the working capital requirements of manufacturing may put pressure on our cash flow, and we may be required to seek additional capital and reduce certain spending as needed. There can be no assurance that any additional financing will be available on acceptable terms.

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

The following table sets forth a summary of our cash flows for the periods indicated:

	Six months ended Sept 30,
	2009	2008
Net cash provided by operating activities	$3,863,127	$6,605,714
Net cash provided by(used in) investing activities	$(54,004)	$(1,391,891)
Net cash provided by financing activities	$0	$0
Effect of exchange rate change on cash and cash equivalents	$13,006	$194,385
Net increase in cash and cash equivalents	$3,822,129	$5,408,235
Cash and cash equivalents, beginning balance	$10,048,308	$1,614,336
Cash and cash equivalents, ending balance	$13,870,509	$7,022,571

Operating Activities

Net cash provided by operating activities was $3,863,127 for the six-month period ended September 30, 2009, which was a decrease of 42% or $2,742,614 from the $6,605,714 net cash provided by operating activities for the same period a year earlier. The decrease was mainly attributable to the increase of our inventory level, and payment made to pay off the balance of account payable.

Investing Activities

During the six months ended September 30, 2009, our net cash used in investing activities was $54,004, as compared to $1,391,891 of net cash used in investing activities for the six months ended September 30, 2008. This change was primarily because of the compound effect that including the repayment  of a loan from one of our affiliated companies, and the purchase of plant and equipment.

The Company's property and equipment assets increased by 26% or $1,144,139 from $4,349,493 to $5,493,632 over the six-months-period ended September 30, 2009. During the quarter ended September 30, 2009, the value of fixed assets of properties and equipments increased as a result of the completion of the construction for some workshops and buildings of the Company, including one manufacturing workshop, one extract workshop, and one multifunctional workshop. This is also the reason for the increase in depreciation and amortization in 6 months ended September 30. As of right now, the only new completed properties and equipments that was used in production is the extract workshop. Starting from the quarter end September 30, 2009, the Company initiated to produce and market its ginkgo capsule made with natural extracted ginkgo and other traditional chinese medicine.

Prior to the completion of the Company’s own plant, Shandong YCT provides products to the Company for resale and makes settlement upon sales of goods. The purpose of the loan was to finance Shandong YCT’s production. The loan bore no interest and was unsecured. The entire balance of the loan was repaid in the first  quarter of the fiscal year ending on March 31, 2010.

Financing Activities

No net cash was generated or used by financing activities over the six-month period ended September 30, 2009 and 2008.

Stockholder’s Equity

On April 6, 2009, the Company strengthened its Board of Directors by engaging 3 independent directors to serve on its Board. As described in their engagement letters, the Company is subject to compensate its independent directors with both cash and stock.

On April 6, 2009, the Company issued 45,000 shares of restricted common stock as partial compensation to three directors for certain consulting services provided to the Company, recorded at the fair value of $1 per share on the date of grant. As of September 30, 2009 and March 31, 2009, there were 45 shares of Series A Preferred Stock issued and outstanding and 29,425,073 and 29,380,073 shares of Common Stock issued and outstanding. There was no Series B Preferred Stock issued and outstanding.

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

ITEM3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 Not applicable.

ITEM 4.               CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2009. Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by China YCT International Group in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information China YCT International Group is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that China YCT International Group’s system of disclosure controls and procedures was effective as of September 30, 2009 for the purposes described in this paragraph.

Changes in Internal Controls.

There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during China YCT International Group’s second fiscal quarter of 2010 that has materially affected or is reasonably likely to materially affect China YCT International Group’s internal control over financial reporting.

PART II   -   OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The company is not party to any material legal proceeding.

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

 (c) Unregistered sales of equity securities

 None.

 (e) Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 2nd quarter of fiscal 2010.

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

CHINA YCT INTERNATIONAL GROUP, INC.

Date: November 16, 2009	By: /s/ Yan Tinghe
Yan Tinghe, Chief Executive Officer