Form 10-Q
period 2009-12-31
China YCT International Group, Inc.
filed 2010-02-16
CIK 847464

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                  For the quarterly period ended December 31, 2009

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from _____ to _____

Commission File No. 0-53600

CHINA YCT INTERNATIONAL GROUP, INC.
(Name of Registrant as Specified in its Charter)

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

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:
February 11, 2010
Common Stock:  29,461,304 shares

TABLE OF CONTENTS	Page
PART I. FINANCIAL INFORMATION
Item 5. Other Information	20

Item 6. Exhibits	20
Signatures	21

ITEM 1. FINANCIAL STATEMENTS

CHINA YCT INTERNATIONAL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31, 2009	March 31, 2009
	(Unaudited)	(Audited)

Current assets:
Cash and cash equivalents	$ 10,865,564	$ 10,048,380
Inventory	497,505	8,346
Other receivable - related party	6,546,410	2,075,549
Total Current Assets	17,909,480	12,132,275

Property and equipment, net of accumulated depreciation of
$358,888 and $221,095, respectively	5,441,168	4,349,493

Land use right, net of accumulated amortization	1,389,963	1,411,274

Total Assets	$ 24,740,611	$ 17,893,042

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ -	$ 456,568
Tax payable	1,179,228	485,438
Accrued expenses and other payables	77,591	189,890
Total Current Liabilities	1,256,820	1,131,896

Stockholders' Equity
Preferred stock series A, $500 par value, 45 shares authorized and outstanding
as of December 31,2009 and March 31, 2009	22,500	22,500
Preferred stock series B convertible, $0.001 par value, 5,000,000 shares authorized,
-0- shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 29,461,304 and 29,380,073
shares issued and outstanding as of December 31, 2009 and March 31, 2009	29,461	29,380
Additional paid-in capital	4,156,353	4,063,039
Accumulated other comprehensive income	1,199,544	1,130,576
Retained earnings	18,075,933	11,515,651
Total Stockholders' Equity	23,483,791	16,761,146

Total Liabilities and Stockholders' Equity	$ 24,740,611	$ 17,893,042
The accompanying notes are an integral part of the condensed consolidated financial statements

CHINA YCT INTERNATIONAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	For The Nine Months Ended		For The Three Months Ended
	December 31,		December 31,
	2009	2008	2009	2008

Revenues	$23,170,944	$21,973,438	$9,023,828	$8,634,345

Cost of Goods Sold	10,135,827	9,587,697	3,949,319	3,777,786

Gross Profit	13,035,117	12,385,741	5,074,509	4,856,559

Operating Expenses
Research and development expenses	330,269	139,603	155,814	62,386
Selling, general and administrative	3,743,564	3,563,003	1,423,816	1,772,191

Income Before Other Income	8,961,284	8,683,135	3,494,879	3,021,981

Other Expenses	(70,262)	(94,289)	(21,657)	(51,022)

Income Before Income Taxes	8,891,022	8,588,846	3,473,223	2,970,959

Provision for Income Taxes	2,330,741	2,130,969	974,189	728,584

Net Income	$6,560,282	$6,457,877	$2,499,034	$2,242,376

Other Comprehensive Income:
Foreign Currency Translation Adjustment	68,968	302,570	932	(58,661)

Comprehensive Income	$6,629,250	$6,760,447	$2,499,966	$2,183,716

Basic and diluted income per common share
Basic	$0.22	$0.22	$0.08	$0.08
Diluted	$0.22	$0.22	$0.08	$0.08

Weighted average number of common shares outstanding
Basic	29,414,177	29,380,073	29,425,467	29,380,073
Diluted	29,414,177	29,380,073	29,425,467	29,380,073
The accompanying notes are an integral part of the condensed consolidated financial statements

CHINA YCT INTERNATIONAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For The Nine Months Ended
	December 31,
	2009	2008
Cash Flows From Operating Activities:
Net income	$ 6,560,282	$ 6,457,877
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	159,697	85,488
Stock issued for services	93,395

Changes in operating assets and liabilities:
Inventory	(488,977)	672,703
Advance to suppliers	-	834,284
Accounts payable	(456,846)	402,020
Unearned revenue	-	1,764
Taxes payable	693,074	298,021
Accrued expenses and other payables	(62,071)	(21,916)

Cash provided by operating activities	6,498,554	8,730,218

Cash Flows From Investing Activities:
Purchase of plant and equipment	(1,224,112)	-
Loan repaid from (provided to) related party	(4,467,259)	1,113,019
Addition to construction in progress	-	(1,328,402)

Cash provided by (used in) investing activities	(5,691,370)	(215,383)

Cash Flows From Financing Activities
Cash provided by financing activities	-	-

Effect of exchange rate changes on cash and cash equivalents	10,002	167,832

Increase in cash and cash equivalents	817,184	8,682,687

Cash and Cash Equivalents - Beginning of period	10,048,380	1,614,336

Cash and Cash Equivalents - Ending of period	$ 10,865,564	$ 10,297,023

Supplemental disclosures of cash flow information:

Interest paid	$ -	$ -
Income Taxes paid	$ 1,691,966	$ 1,877,874

Non-cash financing activities:
Stock issued for services	$ 93,395	$ -
The accompanying notes are an integral part of the condensed consolidated financial statements

CHINA YCT INTERNATIONAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2009 AND 2008 (UNAUDITED)

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine and three months ended December 31, 2009 and 2008 are not necessarily indicative of the results that may be expected for the full years. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principle of consolidation

The condensed consolidated financial statements include the financial statements of the Company, Landway Nano Bio-Tech Inc. (“Landway Nano”), a wholly-owned subsidiary of the Company and Landway Nano’s wholly owned subsidiary, Shandong Spring.  All significant inter-company transactions and balances among the Company and its subsidiaries are eliminated upon consolidation.

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

Income taxes

The Company accounts for income tax under the provisions of ASC 740 "Accounting for Income Taxes", which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the financial statements or tax returns.  Deferred income taxes are recognized for all significant temporary differences between tax and financial statements bases of assets and liabilities.  Valuation allowances are established against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. There were no deferred tax amounts at December 31, 2009 and 2008 respectively.

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

The research and development expense for the nine months ended December 31, 2009 and 2008 was $330,269 and $139,603, respectively.

Advertising costs

Advertising costs in newspaper and televisions are expensed as incurred.  The Company incurred advertising costs of $765,398 and $1,106,859 for the nine months ended December 31, 2009 and 2008, respectively.

Mailing and handling costs

The Company accounts for mailing and handling fees in accordance with the ASC 605-45-45-20“Accounting for  Shipping and Handling Fees and Costs” .  For the nine months ended December 31, 2009 and 2008, the Company incurred $1,027,527 and $936,089 mailing and handling costs.

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

Earnings per share

Basic earnings per share are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There are no common stock equivalents available for dilution purposes as of December 31, 2009 and 2008.

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

Subsequent Events

The Company has evaluated subsequent events that have occurred through February 16, 2010, the date the consolidated financial statements were available to be issued and has determined there were no material events since the balance sheet date of this report.

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

Translation adjustments resulting from this process amounted to $68,968 and $302,570 as of December 31, 2009 and 2008, respectively. The balance sheet amounts with the exception of equity at December 31, 2009 were translated at 6.8270 RMB to 1.00 US$ as compared to 6.8336 RMB to 1.00 US$ at March 31, 2009. The equity accounts were stated at their historical rate. The average translation rates applied to income statement accounts for the nine months ended December 31, 2009 and 2008 were 6.8294 RMB and 6.8779 RMB, respectively.

New accounting pronouncements

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

In May 2009, the FASB issued guidance related to subsequent events under ASC 855-10, Subsequent Events. This guidance sets forth the period after the balance sheet date during which management or a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. It requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued. This guidance is effective for interim and annual periods ending after June 15, 2009. We have included the required disclosures in our consolidated condensed financial statements.

In June 2009, the FASB issued an amendment to ASC 810-10, Consolidation. This guidance amends ASC 810-10-15 to replace the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a VIE with a primarily qualitative approach focused on identifying which enterprise has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance. It also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE and requires additional disclosures about an enterprise’s involvement in VIEs. This guidance is effective as of the beginning of the reporting entity’s first annual reporting period that begins after November 15, 2009 and earlier adoption is not permitted. We are currently evaluating the potential impact, if any, of the adoption of this guidance will have on our consolidated condensed financial statements.

In June 2009, the FASB issued Accounting Standards Update No. 2009-01 which amends ASC 105, Generally Accepted Accounting Principles. This guidance states that the ASC will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Once effective, the Codification’s content will carry the same level of authority. Thus, the U.S. GAAP hierarchy will be modified to include only two levels of U.S. GAAP: authoritative and non-authoritative. This is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We adopted  ASC 105 as of September 30, 2009 and thus have incorporated the new Codification citations in place of the corresponding references to legacy accounting pronouncements.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, Measuring Liabilities at Fair Value, which amends ASC 820, Fair Value Measurements and Disclosures. This Update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure the fair value using one or more of the following techniques: a valuation technique that uses the quoted price of the identical liability or similar liabilities when traded as an asset, which would be considered a Level 1 input, or another valuation technique that is consistent with ASC 820. This Update is effective for the first reporting period (including interim periods) beginning after issuance. Thus, we adopted this guidance as of September 30, 2009, which did not have a material impact on our consolidated condensed financial statements.

In September 2009, the Financial Accounting Standards Board (FASB) amended existing authoritative guidance to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. The amended guidance is effective for fiscal annual reporting periods beginning after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is currently assessing the impact, if any, adoption may have on its financial statements or disclosures.

3.    INVENTORY

Inventory primarily consists of only finished goods. The Company purchased all of its goods from Shandong Yong Chun Tang Bioengineering Co., Ltd. (“Shandong YCT”), an affiliated company owned by the Chairman of the Company (See Note 5). No allowance for inventory was made for the nine months ended December 31, 2009 and 2008.

4.   PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	Balance as of
	December 31,2009	March 31, 2009

Machinery & Equipment	$460,072	$459,628
Furniture & Fixture	95,568	95,475
Building	5,032,334	3,804,107
Subtotal	5,587,974	4,359,210

Less: Accumulated Depreciation	(358,388)	(221,095)
Construction in progress	211,582	211,377

Total Property and equipment, net	$5,441,168	$4,349,493

The depreciation expense for the nine months ended December 31, 2009 and 2008 was $137,030 and $62,981, respectively.

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

The costs involved with construction in progress amounted to the total of $211,582 as of December 31, 2009 and $211,377 as of March 31, 2009.

5.  RELATED PARTY TRANSACTIONS

As of December 31, 2009 and March 31, 2009 and 2008, the Company has loans receivable in the amount of $6,546,410 and $2,075,549, respectively, representing loans receivables from two affiliates as stated below.  The entire balance of loans to related party is expected to be repaid soon and no allowance is deemed necessary.

	Balance as of
	December 31, 2009	March 31, 2009
a) Loan receivable from Shandong YCT	$6,546,410	$1,124,367
b) Loan receivable from Changqing Paper Co.,Ltd.	-	951,182

Total	$6,546,410	$2,075,549

Shandong YCT is an affiliated company owned by the chairman and controlling shareholder Mr. Yan Tinghe.  Prior to the completion of the Company’s own plant, Shandong YCT provides products to the Company for resale and makes settlement upon sales of goods. On October 2, 2009, the Company provided RMB45M (equivalent to US$6,546,410) of working capital to Shandong YCT to finance Shangdong YCT’s production. The loan bears no interest and is unsecured and with maturity date of October 31, 2010.

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

The Company purchases its products from its affiliate company, Shandong YCT, according to the contract signed on December 26, 2006 between the Company and Shandong YCT. As of December 31, 2009, Shandong YCT remains the sole vendor to the Company.

7.   LAND USE RIGHT

All land in the People’s Republic of China is government owned and cannot be sold to any individual or company. However, the government grants the user a “land use right” (the “Right”) to use the land. The Company has total land use right of RMB10,199,600 (equivalent to $1,454,592) to use for 50 years and amortizes the Right on a straight line basis over 50 years.

Net intangible assets were as follows:

	Balance as of
	December 31, 2009	March 31, 2009
Land use right	$1,494,009	$1,492,566
Less: Accumulated amortization	(104,046)	(81,293)

Total	$1,389,963	$1,411,274

The amortization expense for the nine months ended December 31, 2009 and 2008 was $22,667 and $22,507 respectively.

8.   TAX PAYABLE

The Company has tax payable as below:

	Balance as of
	December 31, 2009	March 31, 2009

Corporate Income Tax	$1,083,970	$445,195
Value-Added Tax	87,592	37,262
Other Tax & Fees	7,666	2,981

Total Tax Payable	$1,179,228	$485,438

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

For the nine months ended December 31, 2009 and 2008, the company recorded income tax provisions of $2,330,741 and $2,130,969, respectively.

10. STOCKHOLDERS’ EQUITY

For the nine months ended December, 31, 2009, the Company issued 81,231 shares of its common stock to three independent directors for their services. The shares were recorded at their fair market value at the date of grant and charged to expense.

As of December 31, 2009 and March 31, 2009, there were 45 shares of Series A Preferred Stock and 29,461,304 and 29,380,073 shares of Common Stock issued and outstanding, respectively. There was no Series B Preferred Stock issued and outstanding.

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

Results of Operations – For the Three Months Ended December 31, 2009 compared to the Three Months Ended December 31, 2008

In general, the Company continued to benefit from the ongoing trend of growth and expanding acceptance of its products. During the third quarter of fiscal year 2010, the Company continued to witness the emergence and development of Shandong Spring Pharmaceutical as a marketing force. Having commenced revenue-producing operations just in January 2007, it realized $25,817,447 in revenue for the year ended March 31, 2009.

Net Sales

During the three months ended December 31, 2009, we realized $9,023,828 in revenue, representing an increase of 4% or $389,483 as compared to $8,634,345 for the same period of 2008. During the past year of operations, a total of 34 products each contributed to revenue, including health care supplements, cosmetics and toiletries and daily necessities, and no single product has accounted for more than 20% of our revenue, reflecting that the company was and is not heavily reliant on the sales of any single production line.

All of the business reflected in the financial statements filed with this Report consisted of resale of products purchased by Shandong Spring Pharmaceutical from Shandong Yong Chun Tang. The purchases were made pursuant to a Purchase & Sale Contract dated December 26, 2006, which sets forth the wholesale price that Shandong Spring Pharmaceutical pays to Shandong Yong Chun Tang for each of the 34 products governed by the Contract. Since Shandong Spring Pharmaceutical was not an exclusive distributor for Shandong Yong Chun Tang, its resale prices are determined in large part by competition. For that reason, the gross margin realized by Shandong Spring Pharmaceutical during the quarter ended December 31, 2009 was nearly identical to gross margin in each quarter of a year earlier, averaging 56%, despite the growth in sales from quarter to quarter.

Cost of Good Sold

Our costs of revenue are primarily comprised of the cost of finished goods purchased from Shandong Yong Chun Tang and our direct labor overhead and other expenses. For the three months ended December 31, 2009, our cost of good sold totaled $3,949,319, representing an increase of 171,532 or 4% as compared to $3,777,786 for the same period of 2008. However, the percentages of the costs of good sold to total revenues basically remained unchanged from quarter to quarter. Our cost ratio is relatively steady. It is primarily attributable to the steady relationship between us and our major supplier, Shandong Yong Chun Tang. As a result, we are always able to acquire products from a reliable source.

Gross Profit

Gross profit for the three months ended December 31, 2009 was $5,074,509, an increase of 4% or $4,856,559 as compared to the same period for the prior year. Because of the steady cost ratio, the increase in gross profit is primarily due to the increased sales volume for the quarter. Gross profit as a percentage of net revenues was 56% for the three months ended December 31, 2009. Our gross margin largely remained the same as compared to the same period of 2008.

Research and Development Expenses.

Our R&D expenses for the three months ended December 31, 2009 and 2008 were $155,814 or approximate 1% of total corresponding revenue and $62,386 or approximately 0.7% of total corresponding revenue, respectively. As compared to the same period of 2008, our R&D expenses increased by $93,428. The increase is the result of utilizing additional outside experts during the period.

Our long term goal is to utilize advanced biological technology to refine and extract the beneficial compounds in plants that have traditionally been known to have medicinal benefits, primarily gingko. As of December 31, 2009, we have 19 R&D staff. Our R&D staff is currently engaged in research and development of new technologies and resulting products. In addition, we maintain close ties to the research staffs at Tsinghua University, China Agriculture University, Shandong Herbal Medicine University, and the Shandong Herbal Medicine Research Institute.

Selling, General and Administrative Expenses.

During the quarter ended December 31, 2009, we successfully and efficiently managed our overall SG&A expense. Our SG&A expenses consist primarily of sales commissions, advertising and promotion expenses, freight charges and related compensation. Our overall SG&A expenses for three months ended December 31, 2009 were $1,423,816 or 15% of our net sales for the period, representing a decrease of 20% or $348,375 as compared with the SG&A expenses for the same period of the year earlier.

Net Income

For the quarter ended December 31, 2009, we realized $2,499,034 in net income, representing a 11% or $256,657 increase as compared to $2,242,376 for the quarter ended December 31, 2008. The increase was a result of the increased sales and decreased SG&A expenses during the quarter.

Results of Operations – For the Nine Months Ended December 31, 2009 compared to the Nine Months Ended December 31, 2008

The first half nine months of fiscal 2010 continued the emergence of Shandong Spring Pharmaceutical as a marketing force. Having commenced revenue-producing operations only in January 2007, it realized $981,849 in revenue for the year ended March 31, 2007.  However, during fiscal year 2009, which ended on March 31, 2009, Shandong Spring Pharmaceutical realized $25,817,447 in revenue. And for the nine months ended December 31, 2009, the company realized revenue of $23,170,944 including $9,023,828 for the quarter ended December 31, 2009.

Completing the 2010 fiscal year, we have successfully continued our growth trend. During the nine months ended December 31, 2009, our sales increased slightly by $1,197,506 or 5% from $21,973,438 to $23,170,944 as compared to the same period of 2008. Our financial inflow from our business operation stays stable. And during the past 2 years operations, no single product has accounted for more than 20% of our revenue, and a total of 34 products each contributed to revenue, including both health care supplements, cosmetics and toiletries.

All of the business reflected in the financial statements filed with this Report consisted of resale of products purchased by Shandong Spring Pharmaceutical from Shandong Yong Chun Tang. The gross margin realized by Shandong Spring Pharmaceutical during the nine months ended December 31, 2009 was nearly identical to gross margin in each quarter of a year earlier, averaging 56%, despite the growth in sales from period to period. Below is the gross margin breakdown by product line for the period indicated.

Our operating expenses for the nine months ended December 31, 2009 were equal to 18% of our revenue as compared to 17% in the prior year. This was an increase of $371,228 or 10% over the nine month period ended December 31, 2008. These increases were primarily a result of a) overhead incurred in maintaining the facilities for the manufacture of ginkgo based capsule, the Company did not have such expense previously b) increased salary expense, and c) travel expense, and d) increased R&D expenses.

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

·
Although we have $5.44 million in property, plant and equipment on our balance sheet, we are not recording any significant amount of depreciation, since we have not put our facility into service yet.  When we commence manufacturing, we will begin to depreciate our property, plant and equipment – which will have a substantially larger book value at that time – and incur the expense as a general expense to the extent it is not allocable to cost of goods sold.

Our business operates entirely in Chinese Renminbi, but we report our results in our SEC filings in U.S. Dollars. The conversion of our accounts from RMB to Dollars results in translation adjustments, which are reported as a middle step between net income and comprehensive income. The net income is added to the retained earnings on our balance sheet; while the translation adjustment is added to a line item on our balance sheet labeled “other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business. During the nine months ended December 31, 2009, the effect of converting our financial results to Dollars was to add $68,968 to our other comprehensive income. In the three months ended December 31, 2009, the effect of converting our financial results to Dollars was to add $932.

Liquidity and Capital Resources

Our principal sources of liquidity were generated from our operations. As of December 31, 2009, Shandong Spring Pharmaceutical had $16,652,660 in working capital, an increase of $5,652,281 or 51% as compared to the working capital as of March 31, 2009. As of December 31, 2009, cash and cash equivalents were $10,865,564 an increase by $817,184 or 8% from $10,048,380 as of March 31, 2009.

Based on our current operating plan, we believe that existing cash and cash equivalents balances, as well as cash forecast by management to be generated by operations will be sufficient to meet our working capital and capital requirements for our current operations. Our operations have produced positive cash flow, with $6,498,554 provided by operating activities for the nine months ended December 31, 2009. We did not have accounts receivable outstanding as of December 31, 2009. We expect our marketing activities to continue to operate cash-positively. However, once we commence our own manufacturing operations, the working capital requirements of manufacturing may put pressure on our cash flow, and we may be required to seek additional capital and reduce certain spending as needed. There can be no assurance that any additional financing will be available on acceptable terms.

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

The following table sets forth a summary of our cash flows for the periods indicated:

	Nine months ended December 31,
	2009	2008
Net cash provided by operating activities	$6,498,554	$8,730,238
Net cash provided by(used in) investing activities	$(5,691,370)	$(215,383)
Net cash provided by financing activities	$0	$0
Effect of exchange rate change on cash and cash equivalents	$10,002	$167,832
Net increase in cash and cash equivalents	$817,184	$8,682,687
Cash and cash equivalents, beginning balance	$10,048,380	$1,614,336
Cash and cash equivalents, ending balance	$10,865,564	$10,297,023

Operating Activities

Net cash provided by operating activities was $6,498,554 for the nine-month period ended December 31, 2009, which was a decrease of 34% from the $8,730,238 net cash provided by operating activities for the same period a year earlier. The decrease was mainly attributable to the repayment from related party, the increase of our inventory level, and payment made to pay off the balance of account payable.

Investing Activities

During the nine months ended December 31, 2009, our net cash used in investing activities was $5,691,370, as compared to $215,383 of net cash used in investing activities for the nine months ended December 31, 2008. This change was primarily due to the compound effect of the offset by loans to an affiliated company, and the purchase of plant and equipment.

The Company's property and equipment assets increased by 25% or $1,091,675 from $4,349,493 to $5,441,168 over the nine-months-period ended December 31, 2009. During the quarter ended December 31, 2009, the value of fixed assets of properties and equipments increased as a result of the completion of the construction for some workshops and buildings of the Company, including one manufacturing workshop, one extract workshop, and one multifunctional workshop. This is also the reason for the increase in depreciation and amortization in nine months ended December 31. As of right now, the only new completed properties and equipments that was used in production is the extract workshop. Starting from the quarter end September 30, 2009, the Company initiated to produce and market its ginkgo capsule made with natural extracted ginkgo and other traditional chinese medicine.

Prior to the completion of the Company’s own plant, Shandong YCT provides products to the Company for resale and makes settlement upon sales of goods. The purpose of the loan was to finance Shandong YCT’s production. The loan bore no interest and was unsecured. The entire balance of the loan was repaid in the first  quarter of the fiscal year ending on March 31, 2010.

As of December 31, 2009, the Company has loans receivable in the amount of $6,546,410 from it affiliated Company, Shandong YCT. Shandong YCT is an affiliated company owned by the chairman and controlling shareholder Mr. Yan Tinghe.  Prior to the completion of the Company’s own plant, Shandong YCT provides products to the Company for resale and makes settlement upon sales of goods. On October 2, 2009, the Company provided RMB45M (equivalent to US$6,546,410) of working capital to Shandong YCT to finance Shangdong YCT’s production. The loan bears no interest and is unsecured and with maturity date of October 31, 2010.

Financing Activities

No net cash was generated or used by financing activities over the nine-month period ended December 31, 2009.

Stockholder’s Equity
On April 6, 2009, the Company strengthened its Board of Directors by engaging 3 independent directors to serve on its Board. As described in their engagement letters, the Company is subject to compensate its independent directors with both cash and stock.

For the nine months ended December, 31, 2009, the Company issued 81,231 shares of its common stock to three independent directors for their services. As of December 31, 2009 and March 31, 2009, there were 45 shares of Series A Preferred Stock and 29,461,304 and 29,380,073 shares of Common Stock issued and outstanding, respectively. There was no Series B Preferred Stock issued and outstanding.
Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on their financial condition or results of operations.

ITEM3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 Not applicable.

ITEM 4.               CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2009. Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures??means controls and other procedures that are designed to insure that information required to be disclosed by China YCT International Group in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information China YCT International Group is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that China YCT International Group’s system of disclosure controls and procedures was effective as of December 31, 2009 for the purposes described in this paragraph.

Changes in Internal Controls.

There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during China YCT International Group’s third fiscal quarter of 2010 that has materially affected or is reasonably likely to materially affect China YCT International Group’s internal control over financial reporting.

PART II   -   OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The company is not party to any material legal proceeding.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this item

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

 (c) Unregistered sales of equity securities

 None.

 (e) Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 3rd quarter of fiscal 2010.

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

CHINA YCT INTERNATIONAL GROUP, INC.

Date: February 16, 2010	By: /s/ Yan Tinghe
Yan Tinghe, Chief Executive Officer