Form 10-K
period 2010-03-31
China YCT International Group, Inc.
filed 2011-03-01
CIK 847464

UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

|X|             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended: March 31, 2010 or

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

Issuer's telephone number: 406-282-3188

Securities Registered Pursuant to Section 12(b) of the Act: None
Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 406 of the Securities Act.    Yes __ No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes __ No X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X   No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes ___ No _____

Indicate by check mark disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained,  to the best of registrant's  knowledge,  in definitive proxy or information  statements incorporated  by reference  in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer Accelerated filer    Non-accelerated filer Small reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X

The number of shares outstanding of the issuer’s common stock, as of February 24, 2011 was 29,380,073.

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

In March 2010, the Company purchased a patent from Shandong YCT for US$6.74 million, which enables the Company to manufacture and distribute the Huoliyuan Capsule that was newly introduced by the Company.. Huoliyuan Capsule is a self-manufactured product by the Company which bears a higher gross profit margin as compared to the products  manufactured by Shandong Yong Chun Tang. In the year of 2010, the Company has produced Huoliyuan Capsule for approximately 232 million boxes with 12 capsules per box.

The purchase price for the patent was determined via negotiation between China YCT and Shandong YCT based on a valuation price of US$11.14 million The patent for manufacturing method of Huoliyuan capsule that the Company acquired from Shandong YCT, was assessed by Beijing Fangya Certified Asset Evaluation Company. The Company received an independent assessment, based on  the  current income value method, that the patent had a fair value of US$11.14 million.  Shandong YCT sold the patent to the Company at a discount from the assessed value because Shandong YCT retained a license  to produce products based on the patent technology.

The Huoliyuan capsule is a product based on ginseng, which is manufactured according to the traditional Chinese medicine concepts.  It has a slow release and is good for daily use as a health care product. It promotes the body’s condition by using tradition Chinese medicine materials in proportion. The therapeutic effect of Huoliyuan was tested by independent analysts, who found that Houliyan  was good for the human cardiovascular system and as an aid in treatment of chronic hepatitis, diabetes, insomnia, memory loss, menopause syndrome, and other maladies.   Huoliyuan is sold at 20 Chinese Yuan (approx. $3.00) per box.

The profits from our health and beauty aid distribution business are adequate to fund our ongoing operations.  In order to fully implement its business plan, however, Shandong Spring Pharmaceutical will require a large capital infusion to finance the creation of state-of-the-art facilities for the extraction of compounds from gingko and the formulation of products based on those compounds. The patent the Company bought from Shandong YCT in March 2010 represents an exclusive right in China to use an aglycone type and purification method of biotransformation in gingko product manufacturing process, with a remaining legal life of 16.5 years.  The Company is amortizing the cost on a straight line basis over 16.5 years.

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

Through March 31, 2009 we have invested approximately $181,531 in research and development.  The immediate result of our efforts has been three patents awarded by the Chinese government: Our R&D expenses was primarily used for acquiring and testing raw material, and also the ordinary maintenance  expense for our research equipment.

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

Our new product, Huoliyuan Capsule.

In March 2010, the Company purchased a patent from Shandong YCT for US$6.74 million, which enables the Company to manufacture and distribute Huoliyuan Capsule that was newly introduced by the Company. Huoliyuan Capsule is a self-manufactured product by the Company which bears a higher gross profit margin as compared to products manufactured by Shandong Yong Chun Tang. In the year of 2010, the Company has produced Huoliyuan Capsule for approximately 232 million boxes with 12 capsules per box. Huoliyuan Capsule, as a healthcare product, could effectively improve the situation of human's cardiac and kidney deficiency, and is helpful for forgetfulness, insomnia, and  memory loss.

Facilities

Through March 31, 2010, we have $4,627,665 construction in progress, which will be mainly used to facilitate the full production of Huoliyuan Capsule, after the construction is officially complete. The designated annual production capacity of the Huoliyuan Capsule manufacturing factory is $16 million. Our new factory includes a powder injection production line and cleaning and purifying equipment.

The factory that in the construction includes a pin powder workshop, and a  solid manufacturing workshop. Huoliyuan is manufactured in a dedicated workshop, and the fourth  workshop is our researching facility. As of right now, the company has no immediate plan to build more workshops or factories.

After the Houliyan Capsule manufacturing facility is completed, our plan is to develop a state of the art enzyme extraction facility for the utilization of gingko compounds. Achievement of that goal will depend on our ability to obtain substantial additional funds. We estimated it would be around 10 million dollars,  When completed, our manufacturing facility will have the capacity to process 100 tons of gingko extract annually.

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

The manufacturing facility developed by Shandong Spring Pharmaceutical has received GMP (good manufacturing practices) certification by the Chinese government. The company has also achieved ISO9000 certification of its management processes. GMP is the only certified manufacturing standard certificate that authorized by the Chinese government. Nowadays, only companies that pass GMP standard and obtain the certificate that issued by Chinese government are able to manufacture medicine and related products.

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

Marketing

Our current operations consist of distributing 34 products manufactured by Shandong Yong Chun Tang, and Huoliyuan Capsule manufactured on our own.  Through March 31, 2010 we conducted the distribution business pursuant to a Purchase and Sale Contract that we signed on December 26, 2006.  The Contract sets forth the wholesale prices at which we purchase products from Shandong Yong Chun Tang.

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

Our business plan contemplates that we will become a fully-integrated grower, manufacturer and marketer of products derived from gingko.  At the present time, however, our business largely consists of distributing health and beauty aids manufactured by Shandong Yong Chun Tang.  In order to fully implement our business plan, we will have to successfully complete the development of an agricultural facility and an industrial facility.   The complexity of this undertaking means that we are likely to face many challenges, some of which are not yet foreseeable.  Problems may occur with our raw material production and with the roll-out of efficient manufacturing processes.  If we are not able to minimize the costs and delays that result, our business plan may fall short of its goals, and the current profitability or our distribution activities may be offset by losses from the new gingko business.

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

Anti-corruption measures taken by the government to correct corruptive practices in the pharmaceutical industry could adversely affect our sales and reputation.

The government has recently taken anti-corruption measures to correct corrupt practices. In the pharmaceutical industry, such practices include, among others, acceptance of kickbacks, bribery or other illegal gains or benefits by the hospitals and medical practitioners from pharmaceutical distributors in connection with the prescription of a certain drug. Substantially all of our sales to our ultimate customers are conducted through third-party distributors. We have no control over our third-party distributors, who may engage in corrupt practices to promote our products. While we maintain strict anti-corruption policies applicable to our internal sales force and third-party distributors, these policies may not be effective. If xxx or any of our third-party distributors engage in such practices and the government takes enforcement action, our products may be seized and our own practices, and involvement in the distributors’ practices, investigated. If this occurs, our sales and reputation may be materially and adversely affected.

In addition, government-sponsored anti-corruption campaigns from time to time could have a chilling effect on our efforts to reach new hospital customers. Our sales representatives primarily rely on hospital visits to better educate physicians on our products and promote our brand awareness. Recently, there have been occasions on which our sales representatives were denied access to hospitals in order to avoid the perception of corruption. If this attitude becomes widespread among our potential customers, our ability to promote our products will be adversely affected

Capital outflow policies in China may hamper our ability to pay dividends to shareholders in the United States.

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

No matter was submitted to a vote of our shareholders during the fourth quarter of fiscal 2010.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)  Market Information.

Our common stock was  listed for quotation on the OTC Bulletin Board until March 26, 2010..  It is currently listed under the trading symbol “CYIG” on the Pink Sheets.   Set forth below are the high and low bid prices for each of the fiscal quarters since April 1, 2008.  The reported bid quotations reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

Period	High	Low

April 1, 2008 to June 30, 2008	$5.00	$0.51
July 1, 2008 to September 30, 2008	$3.00	$0.12
October 1, 2008 to December 31, 2008	$1.61	$0.35
January 1, 2009 to March 31, 2009	$1.49	$0.35

April 1, 2009 to June 30, 2009	$1.26	$0.52
July 1, 2009 to September 30, 2009	$1.16	$0.10
October 1, 2009 to December 31, 2009	$1.05	$0.10
January 1, 2010 to March 31, 2010	$1.32	$0.85

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

(d)  Equity Compensation Plan Information

The information set forth in the table below regarding equity compensation plans (which include individual compensation arrangements) was determined as of March 31, 2010.

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

    (e) Recent Sales of Unregistered Securities.

None.

    (f) Repurchase of Equity Securities.  The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the 4th quarter of fiscal 2010.

ITEM 6.                      SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.                      MANAGEMENT'S DISCUSSION AND ANALYSIS.

Results of Operations

Net Sales

During the year ended March 31, 2010, we realized $32,012,404 in revenue, representing an increase of 24% or $6,194,957 as compared to $25,817,447 for the same period of 2009. During the past year of operations, a total of 35 products each contributed to revenue, including health care supplements, cosmetics and toiletries and daily necessities, and no single product has accounted for more than 20% of our revenue, reflecting that the company was and is not heavily reliant on the sales of any single production line.

In March 2010, the Company purchased a patent from Shandong YCT for $6.74 million, which enables the Company to manufacture and distribute Huoliyuan Capsule that was newly introduced by the Company. Huoliyuan Capsule is a self-manufactured product by the Company which bears a higher gross profit margin as compared to products manufactured by Shandong Yong Chun Tang. We expect that  in 2011, the revenue generated from Huoliyuan, which is in house produced, willaccount for 40% of our total annual sales.

The patent the Company bought from Shandong YCT in March 2010 represents an exclusive right (subject to rights retained by Shandong YCT) in China to use an aglycone type and purification method of biotransformation in gingko product manufacturing process, with a remaining legal life of 16.5 years.  The Company is amortizing the cost on a straight line basis over 16.5 years. During fiscal year 2009, which ended on March 31, 2009, Shandong Spring Pharmaceutical realized $25,817,447 in revenue.  For the year of 2010, which ended on March 31, 2010, the Company realized $32,012,404 in revenue, including 12% of the total revenue generated by the distribution of our new product Huoliyuan Capsule. The overall increase in revenue year over year was approximately 24%.

 88% of our total revenue was contributed by the resale of products purchased by Shandong Spring Pharmaceutical from Shandong Yong Chun Tang. The purchases were made pursuant to a Purchase & Sale Contract dated December 26, 2006, which sets forth the wholesale price that Shandong Spring Pharmaceutical pays to Shandong Yong Chun Tang for each of the 34 products governed by the Contract.

Since Shandong Spring Pharmaceutical was not an exclusive distributor for Shandong Yong Chun Tang during this period, its resale prices are determined in large part by competition.  For that reason, the gross margin realized by Shandong Spring Pharmaceutical was nearly identical in each quarter of this fiscal year, averaging 56%, despite the significant growth in sales from year to year.

Cost of Good Sold

Our costs of revenue consist of the cost of manufacturing Huoliyuan Capsule and the cost of finished goods purchased from Shandong Yong Chun Tang and our direct labor overhead and other expenses. For the year ended March 31, 2010, our cost of good sold totaled $14,201,533, representing an increase of 2,877,946 or 25% as compared to $11,323,587 for the same period of 2009. However, the percentages of the costs of good sold to total revenues basically remained unchanged from quarter to quarter. Our cost ratio is relatively steady. It is primarily attributable to the steady relationship between us and our major supplier, Shandong Yong Chun Tang. As a result, we are always able to acquire products from a reliable source. The cost of manufacturing Huoliyuan Capsule was approximately 10% of the total cost of good sold.

Gross Profit

Gross profit for the year ended March 31, 2010 was $17,810,871, an increase of 23% or $3,317,011 as compared to the same period for the prior year. Because of the steady cost ratio, the increase in gross profit is primarily due to the increased sales volume for the quarter. Gross profit as a percentage of net revenues was approximately 56% for the year ended March 31, 2010. Our gross margin largely remained the same as compared to the same period of 2009.

Research and Development Expenses.

Our R&D expenses for the year ended March 31, 2010 and 2009 were $322,270 or approximate 1% of total corresponding revenue and $181,531 or approximately 0.7% of total corresponding revenue, respectively. As compared to the same period of 2009, our R&D expenses increased by $140,739. The increase is the result of utilizing additional outside experts during the period.

Our long term goal is to utilize advanced biological technology to refine and extract the beneficial compounds in plants that have traditionally been known to have medicinal benefits, primarily gingko. As of March 31, 2010, we have 19 R&D staff. Our R&D staff is currently engaged in research and development of new technologies and resulting products. In addition, we maintain close ties to the research staffs at Tsinghua University, China Agriculture University, Shandong Herbal Medicine University, and the Shandong Herbal Medicine Research Institute.

Selling, General and Administrative Expenses.

During the year ended March 31, 2010, we efficiently managed our overall SG&A expense. Our SG&A expenses consist primarily of sales commissions, advertising and promotion expenses, freight charges and related compensation. Our overall SG&A expenses for year ended March 31, 2010 were $4,840,145 or 15% of our total revenue for the period, representing an increase of 1% as compared with the SG&A expenses ratio for the same period of the year earlier.

Our G&A expenses for the year ended March 31, 2010 increased by 87% or $591,287 as compared to the prior year. These increases were primarily a result of the overhead incurred in developing and maintaining the facilities for the manufacture of Huoliyuan Capsule, as compared to the fact that the Company did not have such expense previously. Other reasons include:

•	Increased advertising expenses, which we incurred in order to enhance our promotion force.

•	Increased salary, which we instituted in order to inspire our marketing staff.
•	Increased travel expenses, again resulting from nationwide cost increases.

Net Income

For the year ended March 31, 2010, we realized $9,453,059 in net income, representing a 26% or $1,971,516 increase as compared to $7,481,543 for the year ended March 31, 2009. The increase was in compliance with the increased sales during the year.

Our business operates entirely in Chinese Renminbi, but we report our results in our SEC filings in U.S. Dollars. The conversion of our accounts from RMB to Dollars results in translation adjustments, which are reported as a middle step between net income and comprehensive income. The net income is added to the retained earnings on our balance sheet; while the translation adjustment is added to a line item on our balance sheet labeled “other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business. During the year ended March 31, 2010, the effect of converting our financial results to Dollars was to add $22,188 to our other comprehensive income.

Liquidity and Capital Resources

As of March 31, 2010, Shandong Spring Pharmaceutical had $8,557,543 in working capital, a decrease of $2,442,837 or 22% as compared to the working capital as of March 31, 2009. The decrease was primarily due to the increase in accounts payable caused by the acquisition of manufacturing equipment for Huoliyuan Capsule operation. The accounts payable increased to $2,299,928 by $1,843,360 or 404% for March 31, 2010, as compared to the previous year. As of March 31, 2010, cash and cash equivalents were $11,911,933, an increase by $1,863,553 or 18% from $10,048,380 as of March 31, 2009.

Based on our current operating plan, we believe that existing cash and cash equivalents balances, as well as cash forecast by management to be generated by operations will be sufficient to meet our working capital and capital requirements for our current operations. Our operations have produced positive cash flow, with $14,097,423 provided by operating activities for the year ended March 31, 2010. We did not have accounts receivable outstanding as of March 31, 2010. We expect our marketing activities to continue to operate cash-positively. We commenced our own manufacturing operations during this year, which has put some pressure on our cash flow. In the ongoing basis, we may be required to seek additional capital and reduce certain spending as needed. There can be no assurance that any additional financing will be available on acceptable terms.

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

The following table sets forth a summary of our cash flows for the periods indicated:

	Years ended March 31,
	2010	2009
Net cash provided by operating activities	$14,097,423	$9,614,495
Net cash provided by(used in) investing activities	$(12,262,021)	$(1,330,350)
Net cash provided by financing activities	$0	$0
Effect of exchange rate change on cash and cash equivalents	$28,151	$149,899
Net increase in cash and cash equivalents	$1,863,553	$8,434,044
Cash and cash equivalents, beginning balance	$10,048,380	$1,614,336
Cash and cash equivalents, ending balance	$11,911,933	$10,048,380

Operating Activities

Net cash provided by operating activities was $14,097,423 for the year ended March 31, 2010, which was an increase of 46% or $4,482,928 from the $9,614,495 net cash provided by operating activities for the same period a year earlier. The increase was mainly attributable to the increase of annual net income. The collection of accounts receivable of $2,075,549 from related parties, and the increase of $1,843,360 in accounts payable also preserved cash for the Company's business operation.

Investing Activities

During the year ended March 31, 2010, our net cash used in investing activities was $12,262,021, as compared to $1,330,350 of net cash used in investing activities for the year ended March 31, 2009. This change was primarily due to the fact that in March 2010, the Company purchased a patent from Shandong YCT for $6,738,643.  In addition, the Company used $5,523,378 in cash for the purchase of plant and operating equipment.

The Company's property and equipment assets increased by 21% or $895,481 from $4,138,115 to $5,033,596 year over year as of March 31, 2010. During 2010, the construction in progress and the Company's intangible assets increased to $4,627,665 and $8,093,111 from $211,378 and $1,411,273 respectively. The revenue generated from the resale of Shandong YCT's  products still comprised the overwhelming proportion of our total annual revenue in the year of 2010.

As of March 31, 2010, the Company has collected all accounts receivable in the amount of $2,075,549 from Shandong YCT and Changqing Paper Co., Ltd. Shandong YCT and Changqing Paper Co., Ltd are two affiliated companies owned by our chairman and controlling shareholder, Mr. Yan Tinghe.  Prior to the completion of the Company’s own plant, Shandong YCT will keep providing products to the Company for resale and makes settlement upon our sales of goods.

Financing Activities

No net cash was generated or used by financing activities over the year ended March 31, 2010.

Stockholder’s Equity

On May 11, 2009, June 29, 2009, and December 30, 2009, the Company issued 20,000, 25,000, and 36,231 shares of common stock in the form of restricted shares to the 3 independent directors as compensation for their services. The shares were valued at the average closing market price of the common stock for the five trading days preceding and including the date stock was issued.

The total amount of the compensation in the form of issuing shares of common stock to the independent directors was $75,522 for the year ended March 31, 2010.  There was no common stock compensation to the independent directors for the year ended March 31, 2009.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

Critical Accounting Policies and Estimates

We have made no material changes to our critical accounting policies in connection with the preparation of financial statements for fiscal year 2010.

New Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (FASB) issued guidance related to subsequent events under ASC 855-10, Subsequent Events. This guidance sets forth the period after the balance sheet date during which management or a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. It requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued. This guidance is effective for interim and annual periods ending after June 15, 2009. We have included the required disclosures in our consolidated condensed financial statements.

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

In September 2009, the FASB amended existing authoritative guidance to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. The amended guidance is effective for fiscal annual reporting periods beginning after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is currently assessing the impact, if any, adoption may have on its financial statements or disclosures.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 7.                           FINANCIAL STATEMENTS
China YCT International Group, Inc.

Consolidated Financial Statements

March 31, 2010 and 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
China YCT International Group, Inc.

We have audited the accompanying balance sheets of China YCT International Group, Inc. as of March 31, 2010, and the related statements of income, stockholders' equity and comprehensive income, and cash flows for the year ended March 31, 2010. The management of China YCT International Group, Inc. is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China YCT International Group, Inc. as of March 31, 2010, and the results of its operations and its cash flows for period ended March 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ GZTY CPA GROUP, LLC
GZTY CPA GROUP, LLC
Metuchen, New Jersey
October 12, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
China YCT International Group, Inc.

We have audited the accompanying balance sheets of China YCT International Group, Inc. as of March 31, 2009 and the related statements of income, stockholders’ equity and comprehensive income, and cash flows for the year ended March 31, 2009. China YCT International Group, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/Bagell Josephs, Levine & Company, LLC
Bagell Josephs, Levine & Company, LLC

Marlton, New Jersey

June 15, 2009

CHINA YCT INTERNATIONAL GROUP, INC. CONSOLIDATED BALANCE SHEETS

	YEAR ENDED MARCH 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalent	$11,911,933	$10,048,380
Prepaid accounts	91,962
Inventory	324,855	8,347
Other receivable from related parties	-	2,075,549
Total current assets	12,328,750	12,132,276
Plant, property and equipment, net	5,033,596	4,138,115
Construction in progress	4,627,665	211,378
Intangible assets, net	8,093,111	1,411,273
Total assets	30,083,122	17,893,042

Liabilities and Stockholders Equity (Deficit)
Liabilities:
Current liabilities:
Accounts payable	2,299,928	456,568
Tax payable	1,204,097	485,438
Other payable	267,182	189,890
Total current liabilities	3,771,207	1,131,896

Stockholders’ Equity
Preferred stock, par value $500.00 per share; 45 shares authorized and issued at March 31, 2010 and 2009	22,500	22,500
Common stock, par value $0.001 per share; 29,461,304 shares authorized and issued at March 31, 2010; 29,380,073 shares issued at March 31, 2009.	29,461	29,380
Additional paid-in capital	4,138,480	4,063,039
Statutory reserve	956,633
Retained earnings	20,012,077	11,515,651
Accumulated other comprehensive income	1,152,764	1,130,576
Total stockholders’ equity	26,311,915	16,761,146
Total liabilities and stockholders’ equity	$30,083,122	$17,893,042
The accompanying notes are an integral part of these consolidated financial statements

CHINA YCT INTERNATIONAL GROUP, INC. CONSOLIDATED STATEMENT OF OPERATIONS
	FOR THE YEARS ENDED MARCH 31,
	2010	2009

Sales Revenue	$32,012,404	$25,817,447
Cost of Goods Sold	14,201,533	11,323,587
Gross Profit	17,810,871	14,493,860
	-
Selling Expenses	3,570,477	3,488,941
G&A Expense	1,269,668	678,381
R&D Expenses	322,270	181,531
Total expense	5,162,415	4,348,853
Income from operation	12,648,456	10,145,007
Interest expense	-
Other income (Expense)	21,345	(83,798)
Profit before tax	12,669,801	10,061,209
Income tax	3,216,742	2,579,666
Net income	9,453,059	7,481,543
Other comprehensive income
Foreign currency translation adjustment	22,188	272,813
Compenhensive income	$9,475,247	$7,754,356

Basic and diluted income per common share
Basic and Diluted	0.32	0.26

Weighted average number of common shares outstanding
Basic and Diluted	29,425,695	29,380,073
The accompanying notes are an integral part of these consolidated financial statements

CHINA YCT INTERNATIONAL GROUP, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Preferred Stock Series A		Common shares		Additional paid in	Statutory	Accumulated	Retained	Total
	Shares	Amount	Shares	Amount	capital	Reserve	OCI	Earnings
Balance - March 31, 2008	45	$22,500	81,231	$29,380	$4,063,039		$857,763	$4,034,108	$9,006,790

Comprehensive income
Net income for the year								7,481,543	7,481,543
Foreign currency translation adjustment							272,813		272,813

Balance - March 31, 2009	45	22,500	29,380,073	29,380	4,063,039		1,130,576	11,515,651	16,761,146

Issuance of common shares to independent directors			81,231	81	75,441				75,522
Net income for the year								9,453,059	9,453,059
Statutory reserve						956,633		(956,633)	-
Foreign currency translation adjustment							22,188		22,188

Balance - March 31, 2010	45	$22,500	29,461,304	$29,461	$4,138,480	$956,633	$1,152,764	$20,012,077	$26,311,915
The accompanying notes are an integral part of these consolidated financial statements

CHINA YCT INTERNATIONAL GROUP, INC. CONSOLIDATED STATEMENT OF CASH FLOW

	YEAR ENDED MARCH 31,
	2010	2009
Cash Flows From Operating Activities:
Net income	$9,453,059	$7,481,543
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	262,452	180,332
Issue of common shares as compensation	75,522
Changes in operating assets and liabilities:
Inventory	(316,508)	728,807
Advance to suppliers	(91,962)	834,284
Other receivable from related parties	2,075,549	(52,806)
Accounts payable	1,843,360	396,880
Customer deposit		(33,742)
Taxes payable	718,659	(77,697)
Accrued expenses and other payables	77,292	156,894

Net cash provided by (used in) operating activities	14,097,423	9,614,495

Cash flows from investing activities:
Addition to plant and equipment	(5,523,378)	(1,330,350)
Purchase of patent from related party	(6,738,643)	-

Net cash provided by (used in) investing activities	(12,262,021)	(1,330,350)

Effect of exchange rate changes on cash and cash equivalents	28,151	149,899

Net increase (decrease) in cash and cash equivalents	1,863,553	8,434,044

Cash and cash equivalents at beginning of period	10,048,380	1,614,336

Cash and cash equivalents at ending of period	$11,911,933	$10,048,380

Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	0	0
Income taxes	$2,668,826	$2,608,665
The accompanying notes are an integral part of these consolidated financial statements

CHINA YCT INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2010 AND 2009

NOTE 1 - ORGANIZATION AND PRINCIPAL ACTIVITIES

China YCT International Group, Inc. (“China YCT”) was incorporated in the State of Florida, in the United States (the “US”) in January 1989.   China YCT principally operates through the following directly owned subsidiaries: Landway Nano Bio-Tech, Inc. (100% owned), incorporated in Delaware, in United States, and Shandong Spring Pharmaceutical Co., Ltd. (“Shandong Spring”), (100% owned), incorporated in the People’s Republic of China (“PRC”). China YCT International Group, Inc. and its subsidiaries are collectively referred to as the “Company.”

China YCT, through its wholly owned subsidiary, Shandong Spring, is engaged in the business of developing, manufacturing and marketing gingko and other dietary supplement products in the PRC.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

Principles of consolidation

The consolidated financial statements include the financial statements of China YCT, Landway Nano and its wholly owned subsidiary, Shandong Spring.  All inter-company transactions and balances are eliminated in consolidation.

Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant accounting estimates reflected in the Company’s consolidated financial statements include: the valuation of inventory, and estimated useful lives and impairment of property and equipment and intangible assets.

Cash and cash equivalents

For purposes of the statement of cash flow, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

F-7

Accounts receivable

Accounts receivable are stated at net realizable value. An allowance for doubtful accounts is established based on the management’s assessment of the recoverability of accounts and other receivables. A considerable amount of judgment is required in assessing the realization of these receivables, including the current credit worthiness of each customer and the related aging analysis. The Company had no accounts receivable as of March 31, 2010 and 2009.

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

Intangible Assets

(i)Land Use Rights:

All land in the PRC is owned by the government and cannot be sold to any individual or company.  However, the government may grant a “land use right” to occupy, develop and use land. The Company records land use rights obtained as intangible assets at cost, which is amortized evenly over the grant period of 50 years.

(ii)Patent:

The patent is the Company’s exclusive right to use an aglycone type and purification method of biotransformation in the gingko product manufacturing process for a period of 20 years from the patent application date, and was purchased from Shandong YCT in March 2010.  The patent was recorded at cost when purchased, and is being amortized over the shorter of its remaining legal life, 16.5 years, or its useful life, on a straight-line basis.

Revenue recognition

The Company’s revenue recognition policies are in compliance with Staff Accounting Bulletin (“SAB”) 104, included in the Codification as ASC 605, Revenue Recognition. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are recorded as customer deposits.

Unearned revenue

Revenue from the sale of goods or services is recognized at the time that goods are delivered or services are rendered. Receipts in advance for goods to be delivered or services to be rendered in a subsequent period are carried forward as unearned revenue.

Impairment of long-lived assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable. An impairment loss, measured based on the fair value of the asset, is recognized if expected future undiscounted cash flows are less than the carrying amount of the assets.

Income taxes

The Company accounts for income tax under the asset and liability method as stipulated by Accounting Standards Codification (“ASC”) 740 formerly Statement of Financial Accounting Standards (”SFAS”) No. 109, “Accounting for Income Taxes”, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the financial statements or tax returns.  Deferred income taxes are recognized for all significant temporary differences between tax and financial statements bases of assets and liabilities.  Valuation allowances are established against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. There were no deferred tax amounts at March 31, 2010 and 2009, respectively.

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

Research and development

Research and development costs are related primarily to the Company’s developing its intellectual property. Research and development costs are expensed as incurred. The costs of material and equipment that are acquired or constructed for research and development activities and have alternative future uses are classified as plant and equipment and depreciated over their estimated useful lives.

The research and development expense for the years ended March 31, 2010 and 2009 was $322,270 and $181,531, respectively.

Advertising costs

Advertising costs for newspaper and television are expensed as incurred.  The Company incurred advertising costs of $973,580 and $1,372,580 for the years ended March 31, 2010 and 2009, respectively.

Mailing and handling costs

The Company accounts for mailing and handling fees in accordance with the FASB ASC 605-45 (Emerging Issues Task Force (EITF) Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs). The Company includes shipping and handling fees billed to customers in net revenues. Amounts incurred by the Company for freight are included in cost of goods sold. For the years ended March 31, 2010 and 2009, the Company incurred $1,425,597 and $1,123,018 mailing and handling costs, respectively.

Net income (loss) per share (“EPS”)

Basic EPS excludes dilution and is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (convertible preferred stock, forward contracts, warrants to purchase common stock, contingently issuable shares, common stock options and warrants and their equivalents using the treasury stock method) were exercised or converted into common stock. There are no common stock equivalents available for dilution purposes as of March 31, 2010 and 2009.

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

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities and short-term debt, the carrying amounts approximate their fair values due to their short maturities.

ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures.  The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

As of March 31, 2010, the Company did not identify any financial instruments that are required to be presented on the balance sheet at fair value other than those whose carrying amounts approximate fair value due to their short maturities.

Foreign currency translation

The accounts of the Company’s Chinese subsidiary are maintained in the RMB and the accounts of the U.S. parent company are maintained in the USD. The accounts of the Chinese subsidiary were translated into USD in accordance with Accounting Standards Codification (“ASC”) Topic 830 “Foreign Currency Matters,” with the RMB as the functional currency for the Chinese subsidiary. According to Topic 830, all assets and liabilities were translated at the exchange rate on the balance sheet date; stockholders’ equity is translated at historical rates and statement of income items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC Topic 220, “Comprehensive Income.” Gains and losses resulting from the translations of foreign currency transactions and balances are reflected in the statements of income.

Translation adjustments resulting from this process amounted to $1,152,764 and $1,130,576 as of March 31, 2010 and 2009, respectively.

The following exchange rates were adopted to translate the amounts from RMB into United States dollars (“USD$”) for the respective years:

	March 31, 2010	March 31, 2009
Year End RMB Exchange Rate (RMB/USD$)	6.8263	6.8336
Average Yearly RMB Exchange Rate (RMB/USD$)	6.8290	6.8678

New accounting pronouncements

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require an entity to provide disclosures about the fair value of financial instruments in interim financial information. This FSP also amends Accounting Principles Board Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 are effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  Effective April 1, 2009, the Company adopted this pronouncement.  The adoption of this pronouncement did not have any significant impact on the Company’s financial condition or results of operations.

Effective April 1, 2009, the Company adopted an authoritative pronouncement issued by the FASB regarding recognition and presentation of other-than-temporary impairments. The pronouncement amends the other-than-temporary impairment pronouncement in US GAAP for debt securities to make the pronouncement more operational, and improves the presentation and disclosure of other-than-temporary impairments on debt and equity securities in financial statements. The adoption of this pronouncement did not have any significant impact on the Company’s financial condition or results of operations.

Effective April 1, 2009, the Company adopted an authoritative pronouncement issued by the FASB regarding determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. The pronouncement provides clarification on estimating fair value when the volume and level of activity for the asset or liability have significantly decreased and on identifying circumstances that indicate a transaction that is not orderly. The pronouncement emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under the then current market conditions. The adoption of this pronouncement did not have any significant impact on the Company’s financial condition or results of operations.

Effective April 1, 2009, the Company adopted an authoritative pronouncement issued by the FASB regarding subsequent events. The objective of the pronouncement is to establish general standards for the accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, the pronouncement sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of this pronouncement did not have any significant impact on the Company’s financial condition or results of operations.

Effective July 1, 2009, the Company adopted the new Accounting Standards Codification (the “ASC”) as issued by the FASB. The ASC has become the source of authoritative US GAAP recognized by the FASB to be applied by nongovernmental entities and provides that all such pronouncements carry an equal level of authority. The ASC is not intended to change or alter existing GAAP. The ASC is effective for interim and annual periods ending after September 15, 2009. Adoption of ASU No. 2009-01 only changed the referencing convention of GAAP in Notes to the Consolidated Financial Statements, and did not have any significant impact on the Company’s financial condition or results of operations.

In June 2009, the FASB issued an authoritative pronouncement that changes how a company determines whether an entity should be consolidated when such entity is insufficiently capitalized or is not controlled by the company through voting (or similar rights). The determination of whether a company is required to consolidate an entity is based on, among other things, the entity’s purpose and design and the company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The pronouncement retains the scope of previously issued pronouncements but added entities previously considered qualifying special purpose entities, since the concept of these entities was eliminated by FASB. The pronouncement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2009. The Company does not expect the adoption of this pronouncement to have a significant impact on its financial condition or results of operations.

In January 2010, the FASB issued authoritative guidance to improve disclosures about fair value measurements. This guidance amends previous guidance on fair value measurements to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurement on a gross basis rather than on a net basis as currently required. This guidance also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. This guidance is effective for annual and interim periods beginning after December 15, 2009, except for the requirement to provide the Level 3 activities of purchases, sales, issuances, and settlements on a gross basis, which will be effective for annual and interim periods beginning after December 15, 2010. Early application is permitted and, in the period of initial adoption, entities are not required to provide the amended disclosures for any previous periods presented for comparative purposes. The Company does not expect the adoption of this pronouncement to have a significant impact on its financial condition or results of operations.

 NOTE 3 - INVENTORY

Inventory consists of finished goods, work-in-process, and raw materials. No allowance for inventory was made for the year ended March 31, 2010 and 2009.

The components of inventories as of March 31, 2010 and 2009 were as follows:

	Years Ended March 31,
	2010	2009
Raw materials	$8,355	$8,347
Work-in-progress	77,333
Finished goods	239,166
Total Inventories	$324,855	$8,347

NOTE 4 - PLANT, PROPERTY AND EQUIPMENT, NET

The components of property and equipment as of March 31, 2010 and 2009 were as follows:

	Year Ended March 31,
	2010	2009
Machinery & Equipment	$477,089	$459,628
Furniture & Fixture	92,355	95,475
Building	4,896,857	3,804,107
Subtotal	5,466,301	4,359,210
Less: Accumulated Depreciation	(432,705)	(221,095)
Total plant, property and equipment, net	$5,033,596	$4,138,115

The depreciation expense for the year ended March 31, 2010 and 2009 was $211,290 and $150,279, respectively.

NOTE 5 – CONSTRUCTION IN PROGRESS

Construction in progress represents direct costs of construction or acquisition and design fees incurred for the Company’s new plant and equipment. Capitalization of these costs ceases and the construction in progress is transferred to plant and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. No depreciation is made until construction is completed and put into use.

NOTE 6 - RELATED PARTY TRANSACTIONS

As of March 31, 2009, the Company had loans to related parties, in the amount of $2,075,549, representing loans receivable from two affiliates as stated below:

	As of March, 31
	2010	2009
a) Loan receivable from Shandong YCT	$-	$1,124,367
b) Loan receivable from Changqing Paper Co.,Ltd.	$-	$951,182
Total Due to related parties	$-	$2,075,549

Shandong YCT is an affiliated company owned by the chairman and controlling shareholder, Mr. Yan Tinghe.  Prior to the completion of the Company’s own plant, Shandong YCT provides products to the Company for resale and makes settlement upon sales of goods. The purpose of the loan was to finance Shandong YCT’s production. The loan bore no interest and was unsecured and due upon demand. The loan was fully repaid by Shandong YCT prior to March 31, 2010 ($951,182 was repaid on April 30, 2009, and $1,224,367 was repaid on May 31, 2009).

In March 2010, the Company purchased a patent from Shandong YCT for US$6.74 million (equivalent to RMB 46 million). The purchase price was determined via a negotiation between China YCT and Shandong YCT based on a valuation price of US$11.14 million (equivalent to RMB 76 million).  The valuation of the patent was conducted by Beijing Northern Yashi Assets Appraisal Firm, an assets appraiser located in Beijing, with security business take-up license approved by China Finance Ministry and SEC. Based on evaluation result RMB 76 million, the Company purchased at RMB 46 million, with a discount offered by Shandong YCT.

The patent represents an exclusive right in China to use an aglycone type and purification method of biotransformation in gingko product manufacturing process, with a remaining legal life of 16.5 years. The Company is amortizing the cost on a straight line basis over 16.5 years.

NOTE 7 - MAJOR CUSTOMER AND VENDOR

In 2010, the Company mainly sells products to individual retail customers through eight major distributors.

The Company purchases the majority of its products from its affiliate company, Shandong YCT, according to the contract signed on December 26, 2006 between the Company and Shandong YCT. For the year ended March 31, 2009, Shandong YCT was the sole vendor to the Company. For the year ended March 31, 2010, the purchase amount from Shandong YCT amounted to US$ 12,530,495, representing 88% of the Company’s annual total purchase.

NOTE 8 - INTANGIBLE ASSETS, NET

The intangible assets of the Company consist of land use right and purchased patent.

Net land use right and purchased patent were as follows:

		As of March 31,
	Amortization Period	2010	2009
Land use right	50 years	$1,486,603	$1,492,566
Less: Accumulated amortization		(104,057)	(81,293)
Land use right, net		1,382,546	1,411,273
Purchased patent (at cost)	16.5 years	6,738,643
Less: Accumulated amortization		(28,078)
Patent, net		6,710,565
Intangible assets, net		$8,093,111	$1,411,273

All land in the People’s Republic of China is government owned and cannot be sold to any individual or company. However, the government grants the user a “land use right” (the “Right”) to use the land. The Company has total land use right of RMB 10,148,000 (equivalent to $1,486,603) to use for 50 years and amortizes the Right on a straight line basis over 50 years.

The amortization expense of land use right for the years ended March 31, 2010 and 2009 was $22,673 and $30,053, respectively.

In March 2010, the Company purchased the patent from Shandong YCT for US$6.74 million (equivalent to RMB 46 million). The patent represents an exclusive right in China to use an aglycone type and purification method of biotransformation in gingko product manufacturing process, with a remaining legal life of 16.5 years.  The Company is amortizing the cost on a straight line basis over 16.5 years.

NOTE 9 - TAX PAYABLE

Tax payable at March 31, 2010 and 2009 are as follows:

	As of March 31,
	2010	2009

Corporate Income Tax	$993,804	$445,195
Value-Added Tax	194,715	37,262
Other Tax & Fees	15,577	2,981

Total Tax Payable	$1,204,097	$485,438

NOTE 10 - INCOME TAXES

(i)United States

China YCT International Group, Inc. is subject to the United States of America Tax law at tax rate of 34%. No provision for the US federal income taxes has been made as the Company had no US taxable income for the years ended March 31, 2010, and 2007, and management believes that its earnings from the operating company in PRC are permanently invested in the PRC.

(ii)PRC

Shandong Spring Pharmaceutical Co., Ltd is subject to the Enterprise income tax (“EIT”) at a statutory rate of 25%.

For the years ended March 31, 2010 and 2009, Shandong Spring Pharmaceutical Co., Ltd. recorded income tax provisions of $3,216,742 and $2,579,666, respectively.

NOTE 11 - STOCKHOLDERS’ EQUITY

Stock Issued to Independent Directors

On May 11, 2009, June 29, 2009, and December 30, 2009, the Company issued 20,000, 25,000, and 36,231 shares of common stock in the form of restricted shares to the 3 independent directors as compensation for their services. The shares were valued at the average closing market price of the common stock for the five trading days preceding and including the date stock was issued.

The total amount of the compensation in the form of issuing shares of common stock to the independent directors was USD$75,522 for the year ended March 31, 2010.  There was no common stock compensation to the independent directors for the year ended March 31, 2009.

Statutory Reserve

Subsidiaries incorporated in China are required to make appropriations to reserve funds, based on after-tax net income determined in accordance with generally accepted accounting principles of the People’s Republic of China (“PRC GAAP”).  Effective January 1, 2006, the Company is only required to contribute to one statutory reserve fund at 10% of net income after tax per annum, and any contributions are not to exceed 50% of the respective companies’ registered capital.

As of March 31, 2010, the Company appropriated USD$956,633 to the statutory reserve.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

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

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  We have assessed the effectiveness of those internal controls as of March 31, 2010, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework as a basis for our assessment.

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

Management is currently reviewing its staffing and their training in order to remedy the weaknesses identified in this assessment.  To date, we are not aware of significant accounting problems resulting from these weaknesses; so we have to weigh the cost of improvement against the benefit of strengthened controls.  However, because of the above conditions, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of March 31, 2010.

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

ITEM 9B.                   OTHER INFORMATION.

None.

PART III

ITEM 10.                    DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following individuals are the members of China YCT International Group’s Board of Directors and its executive officers.

Name	Age	Position with the Company	Director Since

Yan Tinghe	57	Chairman, Chief Executive Officer	2007

Li Chuanmin	46	President, Chief Financial Officer	2010

Robert J. Fanella	59	Independent Director	2009

Dr. Bai Junying	51	Independent Director	2009

Zhang Wengao	67	Independent Director	2009

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

                 Li Chuanmin.  Mr. Li has been involved with corporate financial management and accounting for over 27 years.  Since 2005 he has been employed as Chief Financial Officer of the Registrant’s subsidiary, Shandong Spring Pharmaceutical Co., Ltd.  From 2000 to 2005 Mr. Li was employed as Chief Financial Officer of the Registrant’s affiliate, Shandong Yongchuntang Biotechnology Co., Ltd.  From 1998 to 2000 Mr. Li was a teacher at the Shandong Finance Institute.  From 1990 to 1998, he was employed by an accounting firm in Jining City.  Previously Mr. Li was employed in the accounting department of Shandong Sishui Materials Corporation.  In 1986 Mr. Li received a diploma from the Shandong Finance Institute.

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

Nominating, Compensation and Audit Committees

We have certain standing committees of the Board, each of which is described below.

The Audit Committee consists of Robert J. Fanella, Zhang Wengao and Bai Junying.  Mr. Fanella serves as the chairman of the Audit Committee.  The Board has determined that each of the members of the Audit Committee satisfies the independence requirements of the NASDAQ Stock Market.  The Audit Committee oversees our accounting and financial reporting processes and procedures, reviews the scope and procedures of the internal audit function, appoints our independent registered public accounting firm and is responsible for the oversight of its work and the review of the results of its independent audits.  The Audit Committee was only recently constituted and did not meet during fiscal 2010.

The Board of Directors has determined that Robert J. Fanella, who serves as Chairman of the Audit Committee, is an audit committee financial expert by reason of his experience in corporate finance.  Mr. Fanella is an independent director, within the definition of that term applicable to issuers listed on the NASDAQ Stock Market.

The Compensation Committee consists of Robert J. Fanella, Zhang Wengao and Bai Junying.  Mr. Zhang serves as chairman of the Compensation Committee.  The Board has determined that each of the members of the Compensation Committee satisfies the independence requirements of the NASDAQ Stock Market.  The Compensation Committee oversees the Company’s policies regarding compensation and benefits, evaluates the performance of the Company’s executive officers, reviews and approves the compensation of the Company’s executive officers, and sets the compensation for members of the Board of Directors.  The Compensation Committee was only recently constituted and did not meet during fiscal 2010.

The Nominating and Corporate Governance Committee consists of Robert J. Fanella, Zhang Wengao and Bai Junying.  Mr. Bai serves as chairman of the Nominating and Corporate Governance Committee.  The Board has determined that each of the members of the Nominating and Corporate Governance Committee satisfies the independence requirements of the NASDAQ Stock Market.  The Nominating and Corporate Governance Committee makes recommendations to the Board regarding nominees to be submitted to our shareholders for election at each annual meeting of shareholders, selects candidates for consideration by the full Board to fill any vacancies on the Board, and oversees all of our corporate governance matters.  The Nominating and Corporate Governance Committee was only recently constituted and did not meet during fiscal 2010.

Code of Ethics

The Board of Directors has not adopted a code of ethics applicable to the Company’s executive officers.  The Board believes that the small number of individuals involved in the Company’s management makes such a code unnecessary.

Section 16(a) Beneficial Ownership Reporting Compliance

None of the officers, directors or beneficial owners of more than 10% of the Company’s common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended March 31, 2010, except that each member of the Board of Directors  failed to file a Form 3 when due.

ITEM 11.                                EXECUTIVE COMPENSATION

The following table sets forth all compensation awarded to, earned by, or paid by China YCT International Group, Ltd. and its subsidiaries to Yan Tinghe, its Chief Executive Officer, during the past three fiscal years. There were no executive officers whose total salary and bonus for the fiscal year ended March 31, 2010 exceeded $100,000.

	Fiscal Year	Salary	Bonus	Stock Awards	Option Awards	Other Compensation
Yan Tinghe	2009	$21,820	0	0	0	0
	2008	$30,770	0	0	0	0
	2007	$12,820	- -	- -	- -	- -

Equity Awards

There were no stock options acquired by the executive officers during the year ended March 31, 2010.

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
18 Quail Run
Warren, NJ 07059

(1)	Except as otherwise noted, each shareholder’s address is c/o Shandong Spring Pharmaceutical Co., Ltd., Economic Development Zone, Gucheng Road, Sishui County, Shandong Province, P.R. China.
(2)           Except as otherwise noted, all shares are owned of record and beneficially.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships

Our Chairman, Yan Tinghe, owns the registered capital of Shandong Yong Chun Tang and Changqing Paper Co., Ltd.  Since January 2007 the exclusive business activity of Shandong Spring Pharmaceutical has been the distribution of products manufactured by Shandong Yong Chun Tang.  In addition, Shandong Yong Chun Tang contributed the initial funds for the development of our manufacturing facility.  During the year ended March 31, 2010, Shandong Spring Pharmaceutical collected loans receivable of $2,075,549 from Shandong YCT and Changqing Paper Co., Ltd., a company owned by Mr. Yan Tinghe.

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

ITEM 14                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

GZTY CPA GROUP, LLC billed $59,000 to the Company for professional services rendered for the audit of fiscal 2010 financial statements. Friedman LLP billed $65,000  to the Company for professional services rendered for the audit of fiscal 2009 financial statements and review of the financial statements.

Audit-Related Fees

GZTY CPA GROUP, LLC billed $0 to the Company during fiscal 2010 for assurance and related services that are reasonably related to the performance of the fiscal 2010 audit. Friedman LLP  billed $0 to the Company during fiscal 2009 for assurance and related services that are reasonably related to the performance of the fiscal 2009 audit.

Tax Fees

GZTY CPA GROUP, LLC billed $0 to the Company during fiscal 2010 for professional services rendered for tax compliance, tax advice and tax planning.

Friedman LLP billed $0 to the Company during fiscal 2009 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

GZTY CPA GROUP, LLC billed $0 to the Company in fiscal 2010 for services not described above.

Friedman LLP billed $0 to the Company during fiscal 2009  for services not described above.

It is the policy of the Company that all services other than audit, review or attest services must be pre-approved by the Board of Directors.  No such services have been performed by GZTY CPA GROUP, LLC or Friedman LLP during the years of 2010 and 2009.

ITEM 15.                                EXHIBITS

3-a	Certificate of Incorporation - filed as an exhibit to the Company's Registration Statement on Form 8-A (SEC File No. 000-53600) and incorporated herein by reference.

3-a(1)	Certificate of Amendment to Certificate of Incorporation - filed as an exhibit to the Company's Registration Statement on Form 8-A (SEC File No. 000-53600) and incorporated herein by reference.

3-b	By-laws– filed as an exhibit to the Company's Registration Statement on Form 8-A (SEC File No. 000-53600) and incorporated herein by reference.

14	China YCT International Group Code of Ethics

21	Subsidiaries: Landway Nano Bio-Tech Group, Inc., a Delaware corporation;
Shandong Spring Pharmaceutical Co., Ltd, a People's Republic of China corporation

31.1	Rule 13a-14(a) Certification – CEO
31.2	Rule 13a-14(a) Certification – CFO
32	Rule 13a-14(a) Certification

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA YCT INTERNATIONAL GROUP, LTD.

By:

/s/ Yan Tinghe
Yan Tinghe Chief Executive Officer

/s/ Li Chuanmin,
Li Chuanmin Chief Financial Officer

In accordance with the Exchange Act, this Report has been signed below on March 1, 2011 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Yan Tinghe
Yan Tinghe, Director
Chief Executive Officer

/s/ Li Chuanmin
Li Chuanmin,
Chief Financial Officer

Robert J. Fanella
/s/ Robert J. Fanella
Director

Dr. Bai Junying
/s/ Bai Junying
Director

Zhang Wengao
/s/ Zhang Wengao
Director