Form 10-K/A
China YCT International Group, Inc.
filed 2011-04-05
CIK 847464

UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
Amendment No.1

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

In March 2010, the Company purchased a patent from Shandong YCT for US$6.74 million, which enables the Company to manufacture and distribute medicine product for cardio cerebral vascular disease, cosmetic and own healthcare product production. The new medicine that introduced by the Company, Huoliyuan Capsule, is a self-manufactured national medicine approved by SFDA by the Company which bears a higher gross profit margin as compared to the products  manufactured by Shandong Yong Chun Tang. In the year of 2010, the Company has produced Huoliyuan Capsule for approximately 1.33 million boxes at RMB20 Yuan per box.

The purchase price for the patent was determined via negotiation between China YCT and Shandong YCT based on a valuation price of US$11.14 million. The patent for manufacturing method of deeply extracting ginkgo flavonoids that the Company acquired from Shandong YCT, was assessed by Beijing Beifang Yashi Asset Evaluation Company. The Company received an independent assessment, based on  the  current income value method, that the patent had a fair value of US$11.14 million.  Shandong YCT sold the patent to the Company at a discount from the assessed value because Shandong YCT retained a license to produce special some products based on the patent technology.

The Huoliyuan capsule is a national medicine approved by SFDA based on ginseng, which is manufactured according to the traditional Chinese medicine concepts.  It has a slow release and is good for daily use. It promotes the body’s condition by using tradition Chinese medicine materials in proportion. The therapeutic effect of Huoliyuan was tested by independent analysts, who found that Houliyan was good for the human cardiovascular system and as an aid in treatment of chronic hepatitis, diabetes, insomnia, memory loss, menopause syndrome, and other maladies.   Huoliyuan is sold at 20 Chinese Yuan (approx. $3.00) per box.

The profits from our health and beauty aid distribution business are adequate to fund our ongoing operations.  In order to fully implement its business plan, however, Shandong Spring Pharmaceutical will require a large capital infusion to finance the creation of state-of-the-art facilities for the extraction of compounds from gingko and the formulation of products based on those compounds. The patent the Company bought from Shandong YCT in March 2010 when Mr. Yan was no longer the shareholder of Shandong Yongchuntang, represents an exclusive right in China to use an aglycone type and purification method of biotransformation in gingko product manufacturing process, with a remaining legal life of 16.5 years.  The Company is amortizing the cost on a straight line basis over 16.5 years.

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

Our new product, Huoliyuan Capsule.

Huoliyuan Capsule is a self-manufactured product by the Company which bears a higher gross profit margin as compared to products manufactured by Shandong Yong Chun Tang. In the year of 2010, the Company has produced Huoliyuan Capsule for approximately 1.33 million boxes at RMB20 Yuan per box. Huoliyuan Capsule, as a medicine product, could effectively improve the situation of human's cardiac and kidney deficiency, and is helpful for forgetfulness, insomnia, and memory loss.

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

The factory that in the construction includes a pin powder workshop, and a solid manufacturing workshop. Huoliyuan is manufactured in a dedicated workshop, and the number 2 workshop is our researching facility. As of right now, the company has no immediate plan to build more workshops or factories.

After the Houliyan Capsule manufacturing facility is completed, our plan is to develop a state of the art enzyme extraction facility for the utilization of gingko compounds. Achievement of that goal will depend on our ability to obtain substantial additional funds. We estimated it would be around 10 million dollars.

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

Marketing

As of right now, our current operations consist of distributing 10 products. As compared to our previous operations, we selected and picked up 10 products out of the old 34 products that we used to distribute to operate. Since these 10 products are the best sales out of the old 34. We expect that our future result of operations will increased because of this decision. Our current operations consist of distributing 34 products manufactured by Shandong Yong Chun Tang, and Huoliyuan Capsule manufactured on our own.  Through March 31, 2010 we conducted the distribution business pursuant to a Purchase and Sale Contract that we signed on December 26, 2006.  The Contract sets forth the wholesale prices at which we purchase products from Shandong Yong Chun Tang.  On Feb 19, 2010, we renew a Purchase and Sale Contract with Shandong Yong Chun Tang  to sales the top 10 products that we selected them according to their sales and profits from Shandong Yong Chun Tang.

We market through a network of approximately 2000 franchise stores. Our in-house marketing staff supervises independent primary dealers, who sub-distribute through networks of supermarkets, beauty parlors and other retail sites.  This network allows us to accomplish broad geographic distribution with a marketing staff of only eight, thus keeping our overhead to a minimum.

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

Employees

Shandong Spring Pharmaceutical currently employs 151 individuals, each on a full-time basis.  11 employees are involved in administration; 8 are dedicated to marketing, 8 to research and development.  The remainder of its employees are involved in workshops.

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

In March 2010, the Company purchased a patent from Shandong YCT for $6.74 million, which enables the Company to manufacture and distribute their own medicine, healthcare and cosmetics products from Gingko extract .Huoliyuan Capsule is a self-manufactured medicine by the Company which bears a higher gross profit margin as compared to products manufactured by Shandong Yong Chun Tang. We expect that  in 2011, the revenue generated from Huoliyuan, which is in house produced, willaccount for 40% of our total annual sales.

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

Since Shandong Spring Pharmaceutical is an independent distributor for Shandong Yong Chun Tang during all period, its resale prices are determined in large part by competition.  For that reason, the gross margin realized by Shandong Spring Pharmaceutical was nearly identical in each quarter of this fiscal year, averaging 56%, despite the significant growth in sales from year to year.

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

Our G&A expenses for the year ended March 31, 2010 increased by 87% or $591,287 as compared to the prior year. These increases were primarily a result of the overhead incurred in developing and maintaining the facilities for the manufacture of Huoliyuan Capsule, as compared to the fact that the Company did not have such expense previously. Other reasons include:

•	Increased advertising expenses, which we incurred in order to enhance our promotion force.

•	Increased salary, which we instituted in order to inspire our marketing staff.
•	Increased travel expenses, again resulting from nationwide cost increases.

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

Investing Activities

During the year ended March 31, 2010, our net cash used in investing activities was $12,262,021, as compared to $1,330,350 of net cash used in investing activities for the year ended March 31, 2009. This change was primarily due to the fact that in March 2010, the Company purchased a patent when Mr. Yan was no longer the shareholder of Shandong YCT, from Shandong YCT for $6,738,643.  In addition, the Company used $5,523,378 in cash for the purchase of plant and operating equipment.

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

As of March 31, 2010, the Company has collected all accounts receivable in the amount of $2,075,549 from Shandong YCT and Changqing Paper Co., Ltd. Shandong YCT and Changqing Paper Co., Ltd are two affiliated companies owned by our chairman and controlling shareholder, Mr. Yan Tinghe as of Dec 16, 2009.

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

/s/Bagell Josephs, Levine & Company, LLC
Bagell Josephs, Levine & Company, LLC

Marlton, New Jersey

June 15, 2009

CHINA YCT INTERNATIONAL GROUP, INC. CONSOLIDATED BALANCE SHEETS

	YEAR ENDED MARCH 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalent	$11,911,933	$10,048,380
Prepaid accounts	91,962
Inventory	324,855	8,347
Other receivable from related parties	-	2,075,549
Total current assets	12,328,750	12,132,276
Plant, property and equipment, net	5,033,596	4,138,115
Construction in progress	4,627,665	211,378
Intangible assets, net	8,093,111	1,411,273
Total assets	30,083,122	17,893,042

Liabilities and Stockholders Equity (Deficit)
Liabilities:
Current liabilities:
Accounts payable	2,299,928	456,568
Tax payable	1,204,097	485,438
Other payable	267,182	189,890
Total current liabilities	3,771,207	1,131,896

Stockholders’ Equity
Preferred stock, par value $500.00 per share; 45 shares authorized and issued at March 31, 2010 and 2009	22,500	22,500
Common stock, par value $0.001 per share; 29,461,304 shares authorized and issued at March 31, 2010; 29,380,073 shares issued at March 31, 2009.	29,461	29,380
Additional paid-in capital	4,138,480	4,063,039
Statutory reserve	956,633
Retained earnings	20,012,077	11,515,651
Accumulated other comprehensive income	1,152,764	1,130,576
Total stockholders’ equity	26,311,915	16,761,146
Total liabilities and stockholders’ equity	$30,083,122	$17,893,042
The accompanying notes are an integral part of these consolidated financial statements

CHINA YCT INTERNATIONAL GROUP, INC. CONSOLIDATED STATEMENT OF OPERATIONS
	FOR THE YEARS ENDED MARCH 31,
	2010	2009

Sales Revenue	$32,012,404	$25,817,447
Cost of Goods Sold	14,201,533	11,323,587
Gross Profit	17,810,871	14,493,860
	-
Selling Expenses	3,570,477	3,488,941
G&A Expense	1,269,668	678,381
R&D Expenses	322,270	181,531
Total expense	5,162,415	4,348,853
Income from operation	12,648,456	10,145,007
Interest expense	-
Other income (Expense)	21,345	(83,798)
Profit before tax	12,669,801	10,061,209
Income tax	3,216,742	2,579,666
Net income	9,453,059	7,481,543
Other comprehensive income
Foreign currency translation adjustment	22,188	272,813
Compenhensive income	$9,475,247	$7,754,356

Basic and diluted income per common share
Basic and Diluted	0.32	0.26

Weighted average number of common shares outstanding
Basic and Diluted	29,425,695	29,380,073
The accompanying notes are an integral part of these consolidated financial statements

CHINA YCT INTERNATIONAL GROUP, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Preferred Stock Series A		Common shares		Additional paid in	Statutory	Accumulated	Retained	Total
	Shares	Amount	Shares	Amount	capital	Reserve	OCI	Earnings
Balance - March 31, 2008	45	$22,500	81,231	$29,380	$4,063,039		$857,763	$4,034,108	$9,006,790

Comprehensive income
Net income for the year								7,481,543	7,481,543
Foreign currency translation adjustment							272,813		272,813

Balance - March 31, 2009	45	22,500	29,380,073	29,380	4,063,039		1,130,576	11,515,651	16,761,146

Issuance of common shares to independent directors			81,231	81	75,441				75,522
Net income for the year								9,453,059	9,453,059
Statutory reserve						956,633		(956,633)	-
Foreign currency translation adjustment							22,188		22,188

Balance - March 31, 2010	45	$22,500	29,461,304	$29,461	$4,138,480	$956,633	$1,152,764	$20,012,077	$26,311,915
The accompanying notes are an integral part of these consolidated financial statements

CHINA YCT INTERNATIONAL GROUP, INC. CONSOLIDATED STATEMENT OF CASH FLOW

	YEAR ENDED MARCH 31,
	2010	2009
Cash Flows From Operating Activities:
Net income	$9,453,059	$7,481,543
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	262,452	180,332
Issue of common shares as compensation	75,522
Changes in operating assets and liabilities:
Inventory	(316,508)	728,807
Advance to suppliers	(91,962)	834,284
Other receivable from related parties	2,075,549	(52,806)
Accounts payable	1,843,360	396,880
Customer deposit		(33,742)
Taxes payable	718,659	(77,697)
Accrued expenses and other payables	77,292	156,894

Net cash provided by (used in) operating activities	14,097,423	9,614,495

Cash flows from investing activities:
Addition to plant and equipment	(5,523,378)	(1,330,350)
Purchase of patent(在购买此专利时颜廷和已经不是山东永春堂的股东) from related party	(6,738,643)	-

Net cash provided by (used in) investing activities	(12,262,021)	(1,330,350)

Effect of exchange rate changes on cash and cash equivalents	28,151	149,899

Net increase (decrease) in cash and cash equivalents	1,863,553	8,434,044

Cash and cash equivalents at beginning of period	10,048,380	1,614,336

Cash and cash equivalents at ending of period	$11,911,933	$10,048,380

Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	0	0
Income taxes	$2,668,826	$2,608,665
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

Shandong YCT is an affiliated company owned by the chairman and controlling shareholder, Mr. Yan Tinghe.  Prior to the completion of the Company’s own plant, Shandong YCT provides products to the Company for resale and makes settlement upon sales of goods. The purpose of the loan was to finance Shandong YCT’s production. The loan bore no interest and was unsecured and due upon demand. The loan was fully repaid by Shandong YCT prior to March 31, 2010 ($951,182 was repaid on April 30, 2009, and $1,224,367 was repaid on May 31, 2009). Nowadays, Mr. Yan is not one of Shandong Yong chun Tang’s shareholders and quitted his all shares from Shandong Yong Chun Tang on Dec 16, 2009.

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

The Company purchases the majority of its products from its affiliate company, Shandong YCT, according to the contract signed on December 26, 2006 between the Company and Shandong YCT. For the year ended March 31, 2009, Shandong YCT was the sole vendor to the Company. For the year ended March 31, 2010, the purchase amount from Shandong YCT amounted to US$ 12,530,495, representing 88% of the Company’s annual total purchase. The Company renewed a new Purchase and Sale Contract with Shandong YCT on Feb 19, 2010.

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

ITEM 9B.                   OTHER INFORMATION.

None.

PART III

ITEM 10.                    DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following individuals are the members of China YCT International Group’s Board of Directors and its executive officers.

Name	Age	Position with the Company	Director Since

Yan Tinghe	57	Chairman, Chief Executive Officer	2007

Zhang Jirui	56	Director	2010

Robert J. Fanella	59	Independent Director	2009

Dr. Bai Junying	51	Independent Director	2009

Zhang Wengao	67	Independent Director	2009

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

	Fiscal Year	Salary	Bonus	Stock Awards	Option Awards	Other Compensation
Yan Tinghe	2009	$45,500	0	0	0	0
	2008	$30,770	0	0	0	0
	2007	$12,820	- -	- -	- -	- -

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

ITEM 12.                                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information known to us with respect to the beneficial ownership of our common stock as of the date of this prospectus by the following:

•	each shareholder known by us to own beneficially more than 5% of our common stock;

•	Yan Tinghe, our Chief Executive Officer

•	each of our directors; and

•	all directors and executive officers as a group.

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

Certain Relationships

Our Chairman, Yan Tinghe, owns the registered capital of Shandong Yong Chun Tang and Changqing Paper Co., Ltd.  Since January 2007 the exclusive business activity of Shandong Spring Pharmaceutical has been the distribution of products manufactured by Shandong Yong Chun Tang.  In addition, Shandong Yong Chun Tang contributed the initial funds for the development of our manufacturing facility.  During the year ended March 31, 2010, Shandong Spring Pharmaceutical collected loans receivable of $2,075,549 from Shandong YCT and Changqing Paper Co., Ltd., a company owned by Mr. Yan Tinghe. Nowadays, Mr. Yan is not one of Shandong Yong chun Tang’s shareholders and quited his all shares from Shandong Yong Chun Tang on Dec 16, 2009.

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
/s/ *
Director

Dr. Bai Junying
/s/ *
Director

Zhang Wengao
/s/ *
Director