Form 10-Q
period 2010-06-30
China YCT International Group, Inc.
filed 2011-08-10
CIK 847464

UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
(Address of principal executive offices)

Issuer's telephone number: 406-282-3188

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer                                  Accelerated filer
Non-accelerated filer (Do not check if a smaller reporting company)  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

The number of shares outstanding of the issuer’s common stock as of the latest practicable date, July 29, 2011, was 73,780,610.

CHINA YCT INTERNATIONAL GROUP, INC.
FORM 10-Q
 QUARTERLY PERIOD ENDED JUNE 30, 2010

Item 1. Financial Statement

CHINA YCT INTERNATIONAL GROUP, INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)

Table of Contents
Page

Consolidated Balance Sheets as of June 30, 2010 (Unaudited) and March 31, 2010	F-1

Consolidated Statements of Income for the 3 months ended June, 2010 and 2009 (Unaudited)	F-2

Consolidated Statements of Cash Flows for the 3 months Ended June 30, 2010 and 2009 (Unaudited)	F-3

Notes to Consolidated Financial Statement (Unaudited)	F-4-F-14

 CHINA YCT INTERNATIONAL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEET

		UNIT: USD$
	June 30, 2010	March 31, 2010
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalent	$3,392,747	$11,911,933
Prepaid accounts	7,447,154	91,962
Inventory	253,018	324,855
Other receivable from related parties	-	0
Total current assets	11,092,919	12,328,750
Plant, property and equipment, net	5,007,635	5,033,596
Construction in progress	4,651,788	4,627,665
Intangible assets, net	8,043,031	8,093,111
Total assets	28,795,373	30,083,122

Liabilities and Stockholders’ Equity (Deficit)
Liabilities:
Current liabilities:
Accounts payable	-	2,299,928
Tax payable	726,058	1,204,097
Other payable	309,474	267,182
Total current liabilities	1,035,532	3,771,207

Stockholders’ Equity
Preferred stock, par value $500.00 per share; 45 shares authorized and issued at March 31, 2010 and 2009	22,500	22,500
Common stock, par value $0.001 per share; 29,461,304 shares authorized and issued at March 31, 2010; 29,380,073 shares issued at March 31, 2009.	29,476	29,461
Additional paid-in capital	4,158,225	4,138,480
Statutory reserve	956,633	956,633.00
Retained earnings	21,295,390	20,012,077
Accumulated other comprehensive income	1,297,617	1,152,764
Total stockholders’ equity	27,759,841	26,311,915
Total liabilities and stockholders’ equity	$28,795,373	$30,083,122

CHINA YCT INTERNATIONAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	UNIT: USD$
	FOR THE THREE MONTHS ENDED
	June 30, 2010	June 30, 2009

Sales Revenue	$5,661,519	$6,144,332
Cost of Goods Sold	3,061,321	2,678,805
Gross Profit	2,600,198	3,465,527
	-	-
Selling Expenses	502,713	1,281,415
G&A Expense	294,536	305,129
R&D Expenses	60,338	65,042
Total expense	857,587	1,651,586
Income from operation	1,742,611	1,813,941
Interest expense	-	-
Other income (Expense)		(29,412)
Profit before tax	1,742,611	1,784,529
Income tax	459,298	473,794

Net income	1,283,313	1,310,735
Other comprehensive income
Foreign currency translation adjustment	144,853	57,353
Compenhensive income	$1,428,166	$1,368,088

Basic and diluted income per common share
Basic and Diluted	0.04	0.04

Weighted average number of common shares outstanding
Basic and Diluted	29,471,503	29,422,601

CHINA YCT INTERNATIONAL GROUP, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

								UNIT: USD$
CHINA YCT INTERNATIONAL GROUP, INC.	Preferred Stock Series A		Common shares		Additional
					paid	Statutory	Accumulated	Retained
	Shares	Amount	Shares	Amount	in capital	Reserve	OCI	Earnings	Total
Balance - March 31, 2008	45	$22,500	81,231	$29,380	$4,063,039		$857,763	$4,034,108	$9,006,790

Comprehensive income
Net income for the year								7,481,543	7,481,543
Foreign currency translation adjustment							272,813		272,813

Balance - March 31, 2009	45	22,500	29,380,073	29,380	4,063,039		1,130,576	11,515,651	16,761,146

Issuance of common shares to independent directors			81,231	81	75,441				75,522
Net income for the year								9,453,059	9,453,059
Statutory reserve						956,633		(956,633)	-
Foreign currency translation adjustment							22,188		22,188

Balance - March 31, 2010	45	22,500	29,461,304	29,461	4,138,480	956,633	1,152,764	20,012,077	26,311,915
Issuance of common shares to independent directors			14,970	15	19,745				19,760
Comprehensive income
Net income for the year								1,283,313	1,283,313
Other Comprehensive income, net of tax
Foreign currency translation adjustment							144,853		144,853

Balance - June 30, 2010	45	$22,500	29,476,274	$29,476	$4,158,225	$956,633	$1,297,617	$21,295,390	$27,759,841

CHINA YCT INTERNATIONAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
(Unaudited)

		UNIT: USD$
	FOR THE THREE MONTHS ENDED
	June 30, 2010	June 30, 2009
Cash Flows From Operating Activities:
Net income	$1,283,313	$1,310,735
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	147,414	50,185
Issue of common shares as compensation	19,760	45,000
Changes in operating assets and liabilities:
Inventory	71,837
Advance to suppliers
Other receivable from related parties
Accounts payable	(2,299,928)	(456,806)
Customer deposit
Taxes payable	(478,039)	187,179
Accrued expenses and other payables	42,292	5,287

Net cash provided by (used in) operating activities	(1,213,351)	1,141,580

Cash flows from investing activities:
Addition to plant and equipment	(52,618)	(14,641)
Loan repaid from (provided to) related party		1,170,000
Prepayment/deposit to 3rd party for potential purchase of Patent	(7,355,192)	-

Net cash provided by (used in) investing activities	(7,407,810)	1,155,359

Effect of exchange rate changes on cash and cash equivalents	101,975	4,057

Net increase (decrease) in cash and cash equivalents	(8,519,186)	2,300,996

Cash and cash equivalents at beginning of period	11,911,933	10,048,380

Cash and cash equivalents at ending of period	$3,392,747	$12,349,376

Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	0	0
Income taxes	$1,231,593	$445,428

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

China YCT, through its wholly owned subsidiary, Shandong Spring, is engaged in the business of developing, manufacturing and marketing gingko, medicine and other dietary supplement products in the PRC.

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

Accounts receivable

Accounts receivable are stated at net realizable value. An allowance for doubtful accounts is established based on the management’s assessment of the recoverability of accounts and other receivables. A considerable amount of judgment is required in assessing the realization of these receivables, including the current credit worthiness of each customer and the related aging analysis. The Company had no accounts receivable as of June 30, 2010 and March 31, 2010.

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

Property and equipment

Property and equipment are stated at cost. The cost of an asset comprises its purchase price and any directly attributable costs of bringing the asset to its present working condition and locations for its intended use. Depreciation is calculated using the straight-line method over the following useful lives:

Buildings and improvements	30-35 years

Machinery, equipment and automobiles	7-15 years

Expenditures for maintenance and repairs are charged to expense as incurred. Additions, renewals and betterments are capitalized.

Intangible Assets

(i)	Land Use Rights:

All land in the PRC is owned by the government and cannot be sold to any individual or company.  However, the government may grant a “land use right” to occupy, develop and use land. The Company records land use rights obtained as intangible assets at cost, which is amortized evenly over the grant period of 50 years.

(ii)	Patent:

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

Income taxes

The Company accounts for income tax under the asset and liability method as stipulated by Accounting Standards Codification (“ASC”) 740 formerly Statement of Financial Accounting Standards (”SFAS”) No. 109, “Accounting for Income Taxes”, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the financial statements or tax returns.  Deferred Income taxes are recognized for all significant temporary differences between tax and financial statements bases of assets and liabilities.  Valuation allowances are established against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. There were no deferred tax amounts at June 30, 2010 and March 31, 2010, respectively.

Value-added tax

Sales revenue represents the invoiced value of goods, net of a Value-Added Tax (“VAT”). All of the Company’s products that are sold in the PRC are subject to a Chinese value-added tax at a rate of 17% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing their finished product.

The Company recorded net VAT Payable in the amount of $465,811 as of June 30, 2010.

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

The research and development expense for the three months ended June 30, 2010 and 2009 was $60,338 and $65,042, respectively.

Advertising costs

Advertising costs for newspaper and television are expensed as incurred.  The Company incurred advertising costs of nil and $776,932 for the three months ended June, 2010 and 2009, respectively.

Mailing and handling costs

The Company accounts for mailing and handling fees in accordance with the FASB ASC 605-45 (Emerging Issues Task Force (EITF) Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs). The Company includes shipping and handling fees billed to customers in net revenues. Amounts incurred by the Company for freight are included in cost of goods sold. For the three months ended June 30, 2010 and 2009, the Company incurred $247,031 and $283,097 mailing and handling costs, respectively.

Net income (loss) per share (“EPS”)

Basic EPS excludes dilution and is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (convertible preferred stock, forward contracts, warrants to purchase common stock, contingently issuable shares, common stock options and warrants and their equivalents using the treasury stock method) were exercised or converted into common stock. There are no common stock equivalents available for dilution purposes as of June 30, 2010 and 2009.

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

As of June 30, 2010, the Company did not identify any financial instruments that are required to be presented on the balance sheet at fair value other than those whose carrying amounts approximate fair value due to their short maturities.

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

Translation adjustments resulting from this process amounted to $144,853 and $57,353 as of June 30, 2010 and 2009, respectively.

The following exchange rates were adopted to translate the amounts from RMB into United States dollars (“USD$”) for the respective periods:

	June 30, 2010	March 31, 2010	June 30, 2009
Three Months End RMB Exchange Rate (RMB/USD$)	6.7909	6.8263	6.8307
Average Period RMB Exchange Rate (RMB/USD$)	6.8235	6.8290	6.8300

Recent accounting pronouncements

In April 2010, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require an entity to provide disclosures about the fair value of financial instruments in interim financial information. This FSP also amends Accounting Principles Board Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 are effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  Effective April 1, 2009, the Company adopted this pronouncement.  The adoption of this pronouncement did not have any significant impact on the Company’s financial condition or results of operations.

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

 NOTE 3 - INVENTORY

Inventory consists of finished goods, work-in-process, and raw materials. No allowance for inventory was made for the three months ended June 30, 2010 and 2009.

The components of inventories as of June 30, 2010, and March 31, 2010 were as follows:

	Period Ended ,
	June 30, 2010	March 31, 2010
Raw materials	$8,399	$8,355
Work-in-progress	183,570	77,333
Finished goods	61,049	239,166
Total Inventories	$253,018	$324,855

NOTE 4 - PLANT, PROPERTY AND EQUIPMENT, NET

The components of property and equipment as of June 30, 2010 and March 31, 2010 were as follows:

	Period Ended,
	June 30, 2010	March 31, 2010
Machinery & Equipment	$479,576	$477,089
Furniture & Fixture	92,836	92,355
Building	4,922,384	4,896,857
Subtotal	5,494,796	5,466,301
Less: Accumulated Depreciation	(487,161)	(432,705)
Total plant, property and equipment, net	$5,007,635	$5,033,596

The depreciation expense for the three months ended June 30, 2010 and 2009 was $54,456 and $42,631, respectively.

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

NOTE 6 - MAJOR CUSTOMER AND VENDOR

For the year ended March 31, 2010, the Company mainly sells products to individual retail customers through eight major distributors.

The Company purchases the majority of its products from Shandong YCT based on the contract signed on December 26, 2006 between the Company and Shandong YCT. For the three months ended June 30, 2009, Shandong YCT was the sole vendor to the Company. For the 3 months ended June 30, 2010, the purchase from Shandong YCT was $2,872,057, representing 67% of the Company’s total purchase for the quarter.

NOTE 7 - INTANGIBLE ASSETS, NET

The intangible assets of the Company consist of land use right and purchased patent.

Net land use right and purchased patent were as follows:

	Amortization Period	As of
		June 30, 2010	March 31, 2010
Land use right	50 years	$1,494,353	$1,486,603
Less: Accumulated amortization		(112,197)	(104,057)
Land use right, net		1,382,156	1,382,546
Purchased patent (at cost)	16.5 years	6,773,771	6,738,643
Less: Accumulated amortization		(112,896)	(28,078)
Patent, net		6,600,875	6,710,565
Intangible assets, net		$8,043,031	$8,093,111

The amortization expense of land use right for the three months ended June 30, 2010 and 2009 was $8,141 and $7,555, respectively.

The amortization expense of patent for the three months ended June 30, 2010 was $84,819.

NOTE 8 - TAX PAYABLE

Tax payable at June 30, 2010 and March 31, 2010 were as follows:

	As of
	June 30, 2010	March 31, 2010

Corporate Income Tax	$222,982	$993,804
Value-Added Tax	465,811	194,715
Other Tax & Fees	37,265	15,577

Total Tax Payable	$726,058	$1,204,097

NOTE 9 - INCOME TAXES

(i)	United States

China YCT International Group, Inc. is subject to the United States of America Tax law at tax rate of 34%. No provision for the US federal income taxes has been made as the Company had no US taxable income for the three months ended June 30, 2010, and 2009, and management believes that its earnings from the operating company in PRC are permanently invested in the PRC.

(ii)	PRC

Shandong Spring Pharmaceutical Co., Ltd is subject to the Enterprise income tax (“EIT”) at a statutory rate of 25%.

For the three months ended June 30, 2010 and 2009, Shandong Spring Pharmaceutical Co., Ltd. recorded income tax provisions of $459,533 and $473,794, respectively.

NOTE 10 - STOCKHOLDERS’ EQUITY

Stock Issued to Independent Directors

On April 29, 2010, the Company issued 14,970 shares of common stock in the form of restricted shares to Mr. Robert J. Fanella, the independent director and chairman of audit committee as compensation for his services. The shares were valued at the average closing market price of the common stock for the five trading days preceding and including the date stock was issued.

The total amount of the compensation in the form of issuing shares of common stock to the independent directors was $19,760 for the three months ended June 30, 2010.  There was no common stock compensation to the independent directors for the three months ended June 30, 2009.

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
As of June 30, 2010, the Company appropriated $956,633 to the statutory reserve.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

You should read the following discussion together with our consolidated financial statements and the related notes included elsewhere in this Form 10-Q and our audited financial statements included in our Annual Report on Form 10-K. This discussion contains forward-looking statements. These forward-looking statements are based on information available at the time the statements are made and/or management’s belief as of that time with respect to future events and involve risks and uncertainties that could cause actual results and outcomes to be materially different.  Important factors that could cause such differences include but are not limited to: competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein and in other filings made by the company with the Securities and Exchange Commission. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, and therefore, you should not rely on these forward-looking statements as representing our views as of any date subsequent to the date this Form 10-Q is filed with the Securities and Exchange Commission.

Overview

China YCT International Group, Inc. (“China YCT”) was incorporated in the State of Florida, in the United States in January 1989.   China YCT principally operates through two of its wholly-owned subsidiaries: Landway Nano Bio-Tech, Inc. , incorporated in Delaware, and Shandong Spring Pharmaceutical Co., Ltd. (“Shandong Spring”), incorporated in the People’s Republic of China (the “PRC”). China YCT International Group, Inc. and its subsidiaries are collectively referred to as the “Company”.

China YCT, through its wholly-owned subsidiary, Shandong Spring, is engaged in the business of developing, manufacturing and marketing gingko, medicine and distributing other dietary supplement products in the PRC.

Results of Operations – Three Months Ended June 30, 2010 compared to the Three Months Ended June 30, 2009

Net Sales

During the three months ended June 30, 2010, we realized $5,661,519 of sales revenue, a decrease of 8% or $482,813 as compared to $6,144,332 for the same period of 2009. Starting from April 2010, we restructured our product distribution line due to profitability considerations. We discontinued the distribution of 24 cosmetic and daily necessities products due to increase of advertisement, transportation costs resulted from the new government regulations issued by SFDA of China. Meanwhile we continued the distribution of our 10 types of health care supplement products which are not affected by the government regulations. Furthermore, since September 2009, we have started to engage in production and distribution of our own patented drug – Huoliyuan Capsule - and develop the distribution channels for the drug. As the result of the restructuring of our businesses and product distribution lines, we adjusted our sales policies and marketing efforts, which caused the eight percent reduction of our overall sales in the quarter ended June 30, 2010.

During the quarter ended June 30, 2010, our revenues resulted from the sale of the ten types of our health care supplement products (64%) and drug – Huoliyuan Capsule (36%). The following table sets forth a sales breakdown comparison by product for the periods under review:

	June 30, 2010	June 30, 2009	Change in $	Variance
Revenue from :
Health care supplements	$3,632,333	$1,284,227	$2,648,105	183%
Cosmetics and toiletries	0	2,471,428	(2,471,428)	100%
Daily necessities	0	2,388,677	(2,388,677)	100%
Drugs	2,029,186	0	2,029,186
Total	$5,661,519	$6,144,332	$(482,813)	8%

Cost of Goods Sold

Our costs of revenue were comprised primarily of the cost of finished goods we purchased from Shandong YCT, the raw materials we purchased from third party vendors and the manufacturing cost of our own patented drug, – Huoliyuan Capsule. During the three months ended June 30, 2010, our cost of goods sold totaled $3,061,321, representing an increase of $382,516 or 14% as compared to $2,678,805 of the same period of 2009. The percentages of the costs of goods sold to total revenues increased to 54% from 44% as compared to the same quarter of the previous year.

Prior to April 2010, all of our resale products that were purchased from Shandong YCT were subject to a favorable 3% valued added tax rate.  Starting from April 2010, we have no longer enjoyed this tax benefit, and all of our products, including our self-manufactured drug have been subject to a 17% value added tax rate.  However, we were not able to adjust our sales prices to our distributors accordingly to offset the increased cost due to the increased overall output valued added tax rate.  As the result, our overall cost ratio for the quarter ended June 30, 2010 increased by 10% as compared to the same period of 2009.

Gross Profit

Gross profit during the three months ended June 30, 2010 was $2,600,198, a decrease of 25% or $865,329 as compared to the same period in the previous year. The decrease in gross profit is a result of reduced sales revenue and increased cost of goods sold. Gross profit as a percentage of net revenues was 46% during the three months ended June 30, 2010, a decrease of 10% as compared to the same period of the prior year.  The decrease in gross profit and gross profit percentage are primarily due to the decreased sales revenue and the increased cost of goods sold during the quarter ended June 30, 2010.

The following table sets forth a breakdown of our gross profits and gross margin of different products during the quarters ended June 30, 2010 and 2009:

	Gross profits for the quarter ended June 30,		Gross Margin for the quarter ended June 30,
	2010	2009	2010	2009
Products
Health care supplements	$1,591,014	$2,595,854	45%	54%
Cosmetics and toiletries	0	1,454,285		60%
Daily necessities	0	443,755		58%
Drugs	1,047,648	0	47%
Overall	$2,638,662	$4,493,894	46%	56%

Research and Development Expenses.

Our R&D expenses during the three months ended June 30, 2010 and 2009 were $60,338 or approximate 1% of total corresponding revenue and $65,042 or approximate 1% of total corresponding revenue, respectively. We have not incurred any significant R&D expenses since June 30, 2010. However, our long term goal is to utilize advanced biological technology to refine and extract the beneficial compounds in plants that have traditionally been known to have medicinal benefits, primarily gingko. Toward that end, we have a staff of eight employees engaged in research and development of new technologies and  products. In addition we maintain close ties to the research staffs at Tsinghua University, China Agriculture University, Shandong Herbal Medicine University, and the Shandong Herbal Medicine Research Institute.

Selling, General and Administrative Expenses (SG&A Expenses).

During the quarter ended June 30, 2010, our SG&A expenses consisted primarily of sales commissions, promotion expenses, freight charges and related compensation. Our overall SG&A expenses for three months ended June 30, 2010 were $797,249 or 14% of our net sales for the period, representing a decrease of 50% or $793,999 as compared with the SG&A expenses for the same period of the previous year. The decrease in our overall SG&A expenses was primarily due to the reduction of selling expenses, advertising expense, and professional expenses.

	June 30, 2010	June 30,2009	Change in $	Percentage
Selling Expenses	$502,713	$1,281,415	(778,702)	(61)%
Advertising Expenses	0	731,989	(731,989)	(100)%
Salary Expenses	57,980	44,717	13,263	30%
Professional Expenses	0	99,961	(99,961)	(100)%
Traveling Expenses	$29,610	$21,119	$8,491	40%

Net Income

During the quarter ended June 30, 2010, we realized $1,283,313 in net income, representing a 2% or $27,422 decrease as compared to $1,310,735 during the quarter ended June 30, 2009. The decrease of our net income was a result of the decrease in our sales revenue and increase in our cost of goods sold.

Liquidity and Capital Resources

Our principal sources of liquidity were primarily generated from our operations. As of June 30, 2010, Shandong Spring Pharmaceutical had $10,057,387 in working capital, an increase of $1,499,844 or 17.5% as compared to $8,557,543 in working capital at March 31, 2010. The increase in the working capital at June 30, 2010 was primarily due to the decrease in accounts payable to 0 from $2,299,928 caused by the acquisition of manufacturing equipment for Huoliyuan Capsule operation on March 31, 2010.

As of June 30, 2010, cash and cash equivalents were $3,392,747, a decrease by $8,519,186 or 72% from $ 11,911,933 as of March 31, 2010. The decrease in the amount of cash was primarily caused by a prepayment of $7,355,192 to a third party credit agency as a deposit for an on-going negotiation of a business acquisition. According to a mutual agreement among the targeting company, the third party credit agency, and our company, the third party credit agency will have to fully refund the deposit if the transaction does not occur. The prepayment was fully refunded to us in December, 2010 because the transaction was cancelled.

Based on our current operating plan, we believe that existing cash and cash equivalents balances, and the funds to be generated by operations will be sufficient to meet our working capital and capital requirements for our current operations for at least the next 12 months. Our operations produced positive cash flow of  $1,086,577 during the three months ended June 30, 2010. We did not have accounts receivable outstanding as of June 30, 2010 and we carry relatively little inventory. We expect our marketing activities to continue to operate cash-positively. However, once we commence our gingko production operations, the working capital requirements of manufacturing may put pressure on our cash flow, and we may be required to seek additional capital and reduce certain spending as needed. There can be no assurance that any additional financing will be available on acceptable terms.

In order to fully implement our business plan, however, we will need capital contributions far in excess of our current asset value. Our budget for bringing our manufacturing facility to an operating level that is more likely to assure profitability is $10 million. To fully implement our business plan - including development of a facility to utilize our proprietary method of extracting flavones from ginkgo by using enzyme technology - we will need $40 million. Our expectation, therefore, is that we will seek to access the capital markets in both the U.S. and China to obtain the funds we require. At the present time, however, we do not have commitments of funds from any source.

The following table sets forth a summary of our cash flows for the periods as indicated:

	Three months ended June 30,
	2010	2009
Net cash provided by operating activities	$1,086,577	$1,141,580
Net cash provided by(used in) investing activities	$(9,707,738)	$1,155,359
Net cash provided by financing activities	$0	$0
Effect of exchange rate change on cash and cash equivalents	$101,975	$4,057
Net increase in cash and cash equivalents	$(8,519,186)	$2,300,996
Cash and cash equivalents, beginning balance	$11,911,933	$10,048,308
Cash and cash equivalents, ending balance	$3,392,747	$12,349,376

Operating Activities

Net cash provided by operating activities was $1,086,577 for the three-month period ended June 30, 2010, a decrease of 5% or $55,003 from the $1,141,580 net cash provided by operating activities during the three month ended June 30, 2009. The decrease was mainly attributable to the reduction in our net income and the payments made to reduce our taxes payable.

Investing Activities

During the quarter ended June 30 2010, our net cash provided by investing activities was $(9,707,738), as compared to $1,155,359 of net cash used in investing activities during the quarter ended June 30, 2009. This negative cash flow from the investing activities during the quarter ended June 30, 2010 was primarily caused by a prepayment of $7,355,192 to a third party credit agency as a deposit for an on-going negotiation of a business acquisition. According to a mutual agreement among the targeting company, the third party credit agency, and our company, the deposit will be fully refunded by the third party credit agency if the deal cannot be closed.

Financing Activities

Net cash generated or used by financing activities during the three-month period ended June 30 2010 and 2009 were both 0.  None of our officers or shareholders has made commitments to the Company for financing in the form of advances, loans or credit lines.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2010. Pursuant to Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by China YCT International Group in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information China YCT International Group is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that China YCT International Group’s system of disclosure controls and procedures was effective as of June 30, 2010 for the purposes described in this paragraph.

Changes in Internal Controls.

There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation described in the preceding paragraph that occurred during the three months ended June 30, 2010 that has materially affected or is reasonably likely to materially affect China YCT International Group’s internal control over financial reporting. Pursuant to Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, the term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the issuer's principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;
•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer's assets that could have a material effect on the financial statements.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending legal proceedings to which the Company is a party.

Item 1A. Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Removed and Reserved

Item 5. Other Information

None

  Item 6. Exhibits

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA YCT INTERNATIONAL GROUP, LTD.

By:

Date: July 31, 2011
/s/ Yan Tinghe
Yan Tinghe, Chief Executive Officer

/s/ Li Chuanmin,
Li Chuanmin, Chief Financial Officer