Form 10-Q
period 2010-09-30
China YCT International Group, Inc.
filed 2011-08-10
CIK 847464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

The number of shares outstanding of the issuer’s common stock as of the latest practicable date, July 31, 2011, was 73,780,610.

CHINA YCT INTERNATIONAL GROUP, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

Item 1. Financial Statement

CHINA YCT INTERNATIONAL GROUP, INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

Table of Contents
Page

Consolidated Balance Sheets as of September 30, 2010 (Unaudited) and March 31, 2010	F-1

Consolidated Statements of Income for the 6 months ended September, 2010 and 2009 (Unaudited)	F-2

Consolidated Statements of Cash Flows for the 6 months Ended September 30, 2010 and 2009 (Unaudited)	F-3

Notes to Consolidated Financial Statement (Unaudited)	F-5-F-13

CHINA YCT INTERNATIONAL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEET

		UNIT: USD$
	September 30, 2010	March 31, 2010
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalent	$5,576,125	$11,911,933
Prepaid accounts	7,529,149	91,962
Inventory	37,663	324,855
Other receivable from related parties	-	-
Total current assets	13,142,937	12,328,750
Plant, property and equipment, net	5,021,202	5,033,596
Construction in progress	4,714,126	4,627,665
Intangible assets, net	8,057,306	8,093,111
Total assets	30,935,571	30,083,122

Liabilities and Stockholders’ Equity (Deficit)
Liabilities:
Current liabilities:
Accounts payable		2,299,928
Tax payable	1,021,094	1,204,097
Other payable	309,850	267,182
Total current liabilities	1,330,944	3,771,207

Stockholders’ Equity
Preferred stock, par value $500.00 per share; 45 shares authorized and issued at September 30, 2010 and March 31, 2010	22,500	22,500
Common stock, par value $0.001 per share; 29,476,274 and 29,461,304 shares authorized and issued at September 30, 2010 and March 31, 2010.	29,476	29,461
Additional paid-in capital	4,158,225	4,138,480
Statutory reserve	956,633.00	956,633.00
Retained earnings	22,748,840	20,012,077
Accumulated other comprehensive income	1,688,953	1,152,764
Total stockholders’ equity	29,604,627	26,311,915
Total liabilities and stockholders’ equity	$30,935,571	$30,083,122

 CHINA YCT INTERNATIONAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

				UNIT: USD$
	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

Sales Revenue	$5,752,798	$8,000,675	$11,414,317	$14,145,007
Cost of Goods Sold	3,114,136	3,506,781	6,175,456	6,185,586
Gross Profit	2,638,662	4,493,894	5,238,861	7,959,421

Selling Expenses	430,682	795,362	933,395	2,381,906
G&A Expense	288,304		502,914
R&D Expenses	61,651	109,387	121,989	174,429
Total expense	780,637	904,749	1,558,298	2,556,335
Income from operation	1,858,025	3,589,145	3,680,563	5,403,086
Interest expense	-	-	-	-
Other income (Expense)		(19,186)		(48,598)
Profit before tax	1,858,025	3,569,959	3,680,563	5,354,488
Income tax	484,502	882,555	943,800	1,356,349

Net income	1,373,523	2,687,404	2,736,763	3,998,139
Other comprehensive income
Foreign currency translation adjustment	391,336	13,344	536,189	70,697
Compenhensive income	$1,756,035	$2,700,748	$3,272,952	$4,068,836

Basic and diluted income per common share
Basic and Diluted	0.05	0.09	0.09	0.14

Weighted average number of common shares outstanding
Basic and Diluted	29,471,503	29,425,073	29,473,902	29,423,844

CHINA YCT INTERNATIONAL GROUP, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

								UNIT: USD$
CHINA YCT INTERNATIONAL GROUP, INC.	Preferred Stock Series A		Common shares		Additional
					paid	Statutory	Accumulated	Retained
	Shares	Amount	Shares	Amount	in capital	Reserve	OCI	Earnings	Total
Balance - March 31, 2008	45	$22,500	81,231	$29,380	$4,063,039		$857,763	$4,034,108	$9,006,790

Comprehensive income
Net income for the year								7,481,543	7,481,543
Foreign currency translation adjustment							272,813		272,813

Balance - March 31, 2009	45	22,500	29,380,073	29,380	4,063,039		1,130,576	11,515,651	16,761,146

Issuance of common shares to independent directors			81,231	81	75,441				75,522
Net income for the year								9,453,059	9,453,059
Statutory reserve						956,633		(956,633)	-
Foreign currency translation adjustment							22,188		22,188

Balance - March 31, 2010	45	22,500	29,461,304	29,461	4,138,480	956,633	1,152,764	20,012,077	26,311,915
Issuance of common shares to independent directors			14,970	15	19,745				19,760
Comprehensive income
Net income for the year								2,736,763	2,736,763
Other Comprehensive income, net of tax
Foreign currency translation adjustment							536,189		536,189

Balance - September 30, 2010	45	$22,500	29,476,274	$29,476	$4,158,225	$956,633	$1,688,953	$22,748,840	$29,604,627

CHINA YCT INTERNATIONAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
(Unaudited)
		UNIT: USD$
	SIX MONTH ENDED
	September 30, 2010	September 30, 2009
Cash Flows From Operating Activities:
Net income	$2,683,871	$3,998,139
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	304,005	100,220
Issue of common shares as compensation	19,760	45,000
Changes in operating assets and liabilities:
Inventory	287,192	(327,726)
Advance to suppliers
Other receivable from related parties
Accounts payable	(2,299,928)	(456,778)
Customer deposit
Taxes payable	(183,003)	566,328
Accrued expenses and other payables	42,668	(62,056)

Net cash provided by (used in) operating activities	854,565	3,863,127

Cash flows from investing activities:
Addition to plant and equipment	(188,590)	(1,223,930)
Loan repaid from (provided to) related party		1,169,926
Prepayment/deposit to 3rd party for potential purchase of Patent	(7,437,187)	-

Net cash provided by (used in) investing activities	(7,625,777)	(54,004)

Effect of exchange rate changes on cash and cash equivalents	382,512	13,006

Net increase (decrease) in cash and cash equivalents	(6,388,700)	3,822,129

Cash and cash equivalents at beginning of period	11,911,933	10,048,380

Cash and cash equivalents at ending of period	$5,576,125	$13,870,509

Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	-	-
Income taxes	$1,697,382	$919,165

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

Accounts receivable

Accounts receivable are stated at net realizable value. An allowance for doubtful accounts is established based on the management’s assessment of the recoverability of accounts and other receivables. A considerable amount of judgment is required in assessing the realization of these receivables, including the current credit worthiness of each customer and the related aging analysis. The Company had no accounts receivable as of September 30, 2010 and March 31, 2010.

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

Income taxes

The Company accounts for income tax under the asset and liability method as stipulated by Accounting Standards Codification (“ASC”) 740 formerly Statement of Financial Accounting Standards (”SFAS”) No. 109, “Accounting for Income Taxes”, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the financial statements or tax returns.  Deferred Income taxes are recognized for all significant temporary differences between tax and financial statements bases of assets and liabilities.  Valuation allowances are established against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. There were no deferred tax amounts at September 30, 2010 and March 31, 2010, respectively.

Value-added tax

Sales revenue represents the invoiced value of goods, net of a Value-Added Tax (“VAT”). All of the Company’s products that are sold in the PRC are subject to a Chinese value-added tax at a rate of 17% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing their finished product.

The Company recorded net VAT Payable in amount of $531,683 as of September 30, 2010.

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

The research and development expense for the six months ended September 30, 2010 and 2009 was $121,989 and $174,429, respectively.

Advertising costs

Advertising costs for newspaper and television are expensed as incurred.  The Company incurred advertising costs of $168 and $790,150 for the six months ended September 30, 2010 and 2009, respectively.

Mailing and handling costs

The Company accounts for mailing and handling fees in accordance with the FASB ASC 605-45 (Emerging Issues Task Force (EITF) Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs). The Company includes shipping and handling fees billed to customers in net revenues. Amounts incurred by the Company for freight are included in cost of goods sold. For the six months ended September 30, 2010 and 2009, the Company incurred $460,735 and $633,289 mailing and handling costs, respectively.

Net income (loss) per share (“EPS”)

Basic EPS excludes dilution and is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (convertible preferred stock, forward contracts, warrants to purchase common stock, contingently issuable shares, common stock options and warrants and their equivalents using the treasury stock method) were exercised or converted into common stock. There are no common stock equivalents available for dilution purposes as of September 30, 2010 and 2009.

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

Translation adjustments resulting from this process amounted to $536,189 and $70,697 as of September 30, 2010 and 2009, respectively.

The following exchange rates were adopted to translate the amounts from RMB into United States dollars (“USD$”) for the respective periods:

	Sept. 30, 2010	March 31, 2010	Sept. 30, 2009
Three Months End RMB Exchange Rate (RMB/USD$)	6.7011	6.8263	6.8263
Average Period RMB Exchange Rate (RMB/USD$)	6.7974	6.8290	6.8305

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

 NOTE 3 - INVENTORY

Inventory consists of finished goods, work-in-process, and raw materials. No allowance for inventory was made for the six months ended September 30, 2010 and 2009.

The components of inventories as of September 30, 2010, and March 31, 2010 were as follows:

	Period Ended ,
	Sept. 30, 2010	March 31, 2010
Raw materials	$8,512	$8,355
Work-in-progress	6,395	77,333
Finished goods	22,756	239,166
Total Inventories	$37,663	$324,855

NOTE 4 - PLANT, PROPERTY AND EQUIPMENT, NET

The components of property and equipment as of September 30, 2010 and March 31, 2010 were as follows:

	Period Ended,
	September 30, 2010	March 31, 2010
Machinery & Equipment	$486,003	$477,089
Furniture & Fixture	94,080	92,355
Building	5,299,624	4,896,857
Subtotal	5,568,430	5,466,301
Less: Accumulated Depreciation	(547,228)	(432,705)
Total plant, property and equipment, net	$5,021,202	$5,033,596

The depreciation expense for the six months ended September 30, 2010 and 2009 was $114,523 and $85,111, respectively.

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

The Company purchases the majority of its products from Shandong YCT based on the contract signed on December 26, 2006 between the Company and Shandong YCT. For the six months ended September 31, 2009, Shandong YCT was the sole vendor to the Company. For the 6 months ended September 31, 2010, the purchase from Shandong YCT was $3,778,473, representing 67% of the Company’s total purchase in the 6 months.

NOTE 7 - INTANGIBLE ASSETS, NET

The intangible assets of the Company consist of land use right and purchased patent.

Net land use right and purchased patent were as follows:

		As of,
	Amortization Period	September 30, 2010	March 31, 2010
Land use right	50 years	$1,514,378	$1,486,603
Less: Accumulated amortization		(121,401)	(104,057)
Land use right, net		1,392,977	1,382,546
Patent	16.5 years	6,864,545	6,738,643
Less: Accumulated amortization		(200,216)	(28,078)
Patent, net		6,664,329	6,710,565
Intangible assets, net		$8,057,306	$8,093,111

The amortization expense of land use right for the six months ended September 30, 2010 and 2009 was $17,344 and $15,109, respectively.

The amortization expense of patent for the six months ended September 30, 2010 was $172,138.

NOTE 8 - TAX PAYABLE

Tax payable at September 30, 2010 and March 31, 2010 were as follows:

	As of
	September 30, 2010	March 31, 2010

Corporate Income Tax	$446,876	$993,804
Value-Added Tax	531,683	194,715
Other Tax & Fees	42,535	15,577

Total Tax Payable	$1,021,094	$1,204,097

NOTE 9 - INCOME TAXES

(i)	United States

China YCT International Group, Inc. is subject to the United States of America Tax law at tax rate of 34%. No provision for the US federal income taxes has been made as the Company had no US taxable income for the six months ended September 30, 2010, and 2009, and management believes that its earnings from the operating company in PRC are permanently invested in the PRC.

(ii)	PRC

Shandong Spring Pharmaceutical Co., Ltd is subject to the Enterprise income tax (“EIT”) at a statutory rate of 25%.

For the six months ended September 30, 2010 and 2009, Shandong Spring Pharmaceutical Co., Ltd. recorded income tax provisions of $943,800 and $1,356,349, respectively.

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

The total amount of the compensation in the form of issuing shares of common stock to the independent directors was $19,760 for the six months ended September 30, 2010.  There was no common stock compensation to the independent directors for the six months ended September 30, 2009.

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

As of September 30, 2010, the Company appropriated $956,633 to the statutory reserve.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations – Three months Ended September 30, 2010 compared to the Three months Ended September 30, 2009

Net Sales

 Starting from April 2010, we restructured our product distribution line due to profitability considerations. We discontinued the distribution of 24 cosmetic and daily necessities products due to increase of advertisement, transportation costs resulted from the new government regulations issued by SFDA of China. Meanwhile we continued the distribution of our 10 types of health care supplement products which are not affected by the government regulations. Furthermore, since September 2009, we have started to engage in production and distribution of our own patented drug – Huoliyuan Capsule and develop the distribution channels for the drug. As the result of the restructure of our businesses and product distribution lines, we adjusted our sales policies and marketing efforts, which caused the slight slowing down of our overall sales during the three and six months ended September 30, 2010. As a result, during the three months ended September 30, 2010, we realized $5,752,798 in revenue, representing a decrease of 28% or $2,247,877 as compared to $8,000,675 for the same period of 2009.

The following table set forth a sales breakdown comparison by product for the period as indicated.

	September 30, 2010	September 30, 2009	Change in $	Variance
Revenue from :
Health care supplements	$3,534,755	$4,800,674	$(1,265,919)	(26)%
Cosmetics and toiletries	0	2,433,025	(2,433,025)	(100)%
Daily necessities	0	766,976	(766,976)	(100)%
Drugs	2,218,043	0	2,218,043
Total	$5,752,798	$8,000,675	$(2,247,877)	(28)%

During the quarter ended September 30, 2010, our health care supplements products and the drug accounted for about 64% and 36% of our revenue, respectively. Each of the total 11 products under these two categories contributed to our sales revenue.

Cost of Goods Sold

Our costs of revenue was comprised primarily of the cost of finished goods we purchased from Shandong YCT, the raw materials we purchased from third party vendors, and the manufacturing cost of our own patented drug, – Huoliyuan Capsule. During the three months ended September 30, 2010, our cost of goods sold totaled $3,114,136, representing a decrease of $392,645 or 11% as compared to $3,506,781 for the same period of 2009.  The percentages of the costs of goods sold to total revenues during the three months ended September 30, 2010 increased to 54%  from 44% as compared to the same quarter of the previous year.

Prior to April 2010, all of our resale products purchased from Shandong Yong Chun Tang were subject to a favorable 3% valued added tax rate.  Since April 2010, we no longer had this tax benefit, and all of our products including our self-manufactured drug have been subjected to a 17% value added tax rate.  However, we were not able to adjust our sales prices to our distributors accordingly and to net off the increased output VAT in the quarter ended September 30, 2010.  As the result, our overall cost ratio for the quarter ended September 30, 2010 increased by 10% as compared with the same period of 2009.

Gross Profit

Gross profit during the three months ended September 30, 2010 was $2,638,662, a decrease of 41% or $1,855,232 as compared to $4,493,894 during the same period for the previous year. Gross profit as a percentage of net revenues was 46% for the six months ended September 30, 2010, a decrease of 10% as compared to the same period of the prior year.  The decrease in gross profit and gross profit percentage are primarily due to the lower sales revenue and the higher cost of goods sold for the quarter.

The following table sets forth a breakdown of our gross margin by different products:

	Gross profit for the quarter ended September 30,		Gross Margin for the quarter ended September 30,
	2010	2009	2010	2009
Product
Health care supplements	$1,591,014	$2,595,854	45%	54%
Cosmetics and toiletries	0	1,454,285		60%
Daily necessities	0	443,755		58%
Drugs	1,047,648	0	47%
Overall	$2,638,662	$4,493,894	46%	56%

Research and Development Expenses.

Our R&D expenses for the three months ended September 30, 2010 and 2009 were $61,651 or approximate 1% of total corresponding revenue and $109,387 or approximately 1% of total corresponding revenue, respectively. We have not incurred any significant R&D expenses since September 30, 2010June 30. However, our long term goal is to utilize advanced biological technology to refine and extract the beneficial compounds in plants that have traditionally been known to have medicinal benefits, primarily gingko. Toward this end, we have a staff of eight currently engaged in research and development of new technologies and resulting products. In addition we maintain close ties to the research staffs at Tsinghua University, China Agriculture University, Shandong Herbal Medicine University, and the Shandong Herbal Medicine Research Institute.

Selling, General and Administrative Expenses(SG&A Expenses).

During the quarter ended September 30, 2010, our SG&A expenses consist primarily of sales commissions, promotion expenses, freight charges and related compensations. Our overall SG&A expenses for three months ended September 30, 2010 were $718,986  or 12% of our net sales for the period, representing a decrease of 10% or $76,376 as compared with the SG&A expenses for the same period of the previous year.. The decrease in our overall SG&A expenses was primarily due to the reduction of selling expenses, advertising expense, and professional expenses.

Net Income

For the quarter ended September 30, 2010, we realized $1,373,523 in net income, representing a 49% or $1,313,881 decrease as compared to $2,687,404 for the quarter ended September 30, 2009. The decrease of our net income was a result of the lower sales revenue and the higher cost of goods sold during the periods under review.

Results of Operations – Six Months Ended September 30, 2010 compared to the Six Months Ended September 30, 2009

Net Sales

For the same reason discussed above, during the six months ended September 30, 2010, we realized $11,414,317 in revenue, representing a decrease of 2,730,690 or 19.3%, compared to $14,145,007 during the six months ended September 30, 2009. Our sales breakdown by product line for the period indicated are as follows.

	For six months ended September 30
	2010	2009	Change in $	Variance
Revenue from :
Health care supplements	$7,167,088	$8,833,152	$(1,666,064)	(19)%
Cosmetics and toiletries	0	3,720,137	(3,720,137)	(100)%
Daily necessities	0	1,591,718	(1,591,718)	(100)%
Drugs	4,247,229	0	4,247,229
Total	$11,414,317	$14,145,007	$(2,730,690)	(19)%

Cost of Goods Sold

During the six months ended September 30, 2010, our cost of goods sold totaled $6,175,456, representing a slight decrease of $10,130 as compared to $6,185,586 for the same period of 2009. The percentages of the costs of goods sold to total revenues during the six months ended September 30, 2010 increased to 54.1% from 43.7% during the six months ended September 30, 2009.

Gross Margin

Our gross margin during the six months ended September 30, 2010 was $5,238,861 or 46%, a decrease of 10% as compared to the same period of the previous fiscal year.  The decrease of the gross margin is mainly the combination of the reduced sales revenue and increased cost of goods sold.

Below is the gross margin breakdown by product line for the period.

	Gross profit for 6 months ended September 30,		Gross Margin for 6 months ended September 30,
	2010	2009	2010	2009
Products
Health care supplements	$3,232,767	$4,797,970	45%	54%
Cosmetics and toiletries	0	2,223,975		60%
Daily necessities	0	937,476		59%
Drugs	2,006,094	0	47%
Overall	$5,238,861	$7,959,421	46%	56%

Operating expenses

Our operating expenses for the six months ended September 30, 2010 were equal to 14% of our revenue as compared to 18% in the prior year. This was a decrease of $998,037 or 39% over the six month period ended September 30, 2009. These decreases were primarily a result of reduced selling expenses, travel expenses, and R&D expenses.

Pre-tax Income

Our operations produced net pre-tax income of $3,680,563 for the six months ended September 30, 2010, a decrease of $1,673,925 or 31% as compared to $5,354,488 for the same time period in 2009. The decrease of the pre-tax income is the result of the lower sales revenue and the higher cost of goods sold.

Other Comprehensive Income

Our business operates entirely in Chinese Renminbi, but we report our results in our SEC filings in U.S. Dollars. The conversion of our accounts from RMB to Dollars results in translation adjustments, which are reported as a comprehensive income below the line of net income. The net income is added to the retained earnings on our balance sheet; while the translation adjustment is added to a line item on our balance sheet labeled “other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business. During the six months ended September 30, 2010, the effect of converting our financial results to Dollars was an addition of $536,189 to our other comprehensive income. In the six months ended September 30, 2010, the effect of converting our financial results to Dollars was to add $391,336.

 Liquidity and Capital Resources

 Our principal sources of liquidity were generated from our operations. As of September 30, 2010, our company had $11,811,933 in working capital, an increase of $3,254,390 or 38% as compared to $8,557,543as of March 31, 2010. The increase in the working capital at September 30, 2010 was primarily due to increased funds generated from operation during the six months ended September 30, 2010 and the decrease in accounts payable to 0 from $2,299,928 caused by the acquisition of manufacturing equipment for Huoliyuan Capsule operation on March 31, 2010.

As of September 30, 2010, cash and cash equivalents were $5,576,125, a decrease of $6,335,808 or 53% as compared to $11,911,933 as of March 31, 2010. The decrease in our cash was primarily caused by a prepayment of $7,355,192 to a third party credit agency as a deposit for an on-going negotiation of a business acquisition. According to a mutual agreement among the targeting company, the third party credit agency, and our company, the third party credit agency will have to fully refund the deposit to us if the deal is not closed. The prepayment was fully refunded to us in December, 2010 because the transaction was canceled.

Based on our current operating plan, we believe that existing cash and cash equivalents balances and the funds generated by operations will be sufficient to meet with our working capital and capital requirements for our current operations for at least 12 months. Our operations have produced positive cash flow, with $854,565 provided by operating activities for the six months ended September 30, 2010. We did not have accounts receivable outstanding as of September 30, 2010. We expect our marketing activities to continue to operate cash-positively. However, once we commence our own manufacturing operations, the working capital requirements of manufacturing may put pressure on our cash flow, and we may be required to seek additional capital and reduce certain spending as needed. There can be no assurance that any additional financing will be available on acceptable terms.

In order to fully implement our business plan, however, we will require capital contributions far in excess of our current asset value. Our budget for bringing our manufacturing facility to an operating level that is more likely to assures profitability is $10 million. To fully implement our business plan - including development of a facility to utilize our proprietary method of extracting flavones from ginkgo by using enzyme technology - we will need $40 million. Our expectation, therefore, is that we will seek to access the capital markets in both the U.S. and China to obtain the funds we require. At the present time, however, we do not have commitments of funds from any source.

The following table sets forth a summary of our cash flows for the periods as indicated:

	Six months ended Sept 30,
	2010		2009
Net cash provided by operating activities		$854,565	$3,863,127
Net cash provided by(used in) investing activities		$(7,625,777)	$(54,004))
Net cash provided by financing activities		$0	$0
Effect of exchange rate change on cash and cash equivalents	$		$13,006
Net increase in cash and cash equivalents		$382,512	$3,822,129
Cash and cash equivalents, beginning balance		$11,911,933	$10,048,308
Cash and cash equivalents, ending balance		$5,576,125	$13,870,509

Operating Activities

Net cash provided by operating activities was $854,565 during the six months ended September 30, 2010, which was a decrease of 78% or $3,008,562 from $3,863,127 net cash provided by operating activities for the same period of 2009.  The decrease was mainly attributable to the decrease of our net income and payment made to reduce the balance of account payable.

Investing Activities

During the six months ended September 30, 2010, our net cash used in investing activities was $7,625,777, as compared to $54,004 of net cash used in investing activities for the six months ended September 30, 2009.  We prepaid $7,437,187 to a third party as a deposit for an on-going negotiation of a business acquisition. According to a mutual agreement among the targeting company, the third party credit agency, and our company, the third party credit agency will have to fully refund the deposit to us if the deal cannot be closed.

Financing Activities

No net cash was generated or used by financing activities during the six months ended September 30, 2010 and 2009.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2010. Pursuant to Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by China YCT International Group in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information China YCT International Group is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that China YCT International Group’s system of disclosure controls and procedures was effective as of September 30, 2010 for the purposes described in this paragraph.

 Changes in Internal Controls.

 There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation described in the preceding paragraph that occurred during the six months ended September 30, 2010 that has materially affected or is reasonably likely to materially affect China YCT International Group’s internal control over financial reporting. Pursuant to Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, the term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the issuer's principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Date: July 31, 2011