Form 10-Q
period 2010-12-31
China YCT International Group, Inc.
filed 2011-08-10
CIK 847464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

Commission file number: 0-53600

CHINA YCT INTERNATIONAL GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	65-2954561

(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

c/o Shandong Spring Pharmaceutical Co., Ltd
Economic Development Zone.

Gucheng Road Sishui County Shandong Province PR	273200
China

(Adreess of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

The number of shares outstanding of the issuer’s common stock June 16, 2011 was 29,461,304.

CHINA YCT INTERNATIONAL GROUP, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED DECEMBER 31, 2010

Item 1. Financial Statement

CHINA YCT INTERNATIONAL GROUP, INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009 (UNAUDITED)

Table of Contents
Page

Consolidated Balance Sheets as of December 31, 2010 (Unaudited) and March 31, 2010	F-1

Consolidated Statements of Income for the nine months ended December 31, 2010 and 2009 (Unaudited)	F-2

Consolidated Statements of Cash Flows for the nine months Ended December 31, 2010 and 2009 (Unaudited)	F-3

Notes to Consolidated Financial Statement (Unaudited)

CHINA YCT INTERNATIONAL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEET

		UNIT: USD$
	December 31, 2010	March 31, 2010
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalent	$1,903,839	$11,911,933
Prepaid accounts	15,446,064	91,962
Inventory	127,210	324,855
Other receivable from related parties	-	-
Total current assets	17,477,112	12,328,750
Plant, property and equipment, net	4,900,019	5,033,596
Construction in progress	4,896,384	4,627,665
Intangible assets, net	8,058,075	8,093,111
Total assets	35,331,590	30,083,122

Liabilities and Stockholders’ Equity (Deficit)
Liabilities:
Current liabilities:
Accounts payable		2,299,928
Tax payable	1,482,672	1,204,097
Other payable	310,187	267,182
Total current liabilities	1,792,859	3,771,207

Stockholders’ Equity
Preferred stock, par value $500.00 per share; 45 shares authorized and issued at September 30, 2010 and March 31, 2010	22,500	22,500
Common stock, par value $0.001 per share; 29,476,274 and 29,461,304 shares authorized and issued at September 30, 2010 and March 31, 2010.	29,476	29,461
Additional paid-in capital	4,158,225	4,138,480
Statutory reserve	956,633	956,633
Retained earnings	26,172,297	20,012,077
Accumulated other comprehensive income	2,199,600	1,152,764
Total stockholders’ equity	33,538,731	26,311,915
Total liabilities and stockholders’ equity	$35,331,590	$30,083,122

CHINA YCT INTERNATIONAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

UNIT: USD$
	FOR THE THREE MONTHS ENDED		FOR THE NINE MONTHS ENDED
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009

Sales Revenue	$9,886,824	$9,023,828	$21,301,142	$23,170,944
Cost of Goods Sold	4,613,157	3,949,319	10,788,613	10,135,827
Gross Profit	5,273,667	5,074,509	10,512,529	13,035,117

Selling Expenses	843,458	1,423,816	1,776,853	3,743,564
G&A Expense	352,096		855,011
R&D Expenses	111,221	155,814	233,210	330,269
Total expense	1,306,775	1,579,630	2,865,074	4,073,833
Income from operation	3,966,892	3,494,879	7,647,455	8,961,284
Interest income (Expense)	18,273	-	18,273	-
Other income (Expense)	580,211	(21,657)	580,211	(70,262)
Profit before tax	4,565,376	3,473,222	8,245,939	8,891,022
Income tax	1,141,919	974,189	2,085,719	2,330,741

Net income	3,423,457	2,499,034	6,160,220	6,560,282
Other comprehensive income
Foreign currency translation adjustment	510,647	932	2,199,600	68,968
Compenhensive income	$3,934,104	$2,499,966	$8,359,820	$6,629,250

Basic and diluted income per common share
Basic and Diluted	0.12	0.08	0.21	0.22

Weighted average number of common shares outstanding
Basic and Diluted	29,473,902	29,425,467	29,473,902	29,414,177

CHINA YCT INTERNATIONAL GROUP, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

UNIT: USD$
CHINA YCT INTERNATIONAL GROUP, INC.	Preferred Stock Series A		Common shares		Additional
					paid	Statutory	Accumulated	Retained
	Shares	Amount	Shares	Amount	in capital	Reserve	OCI	Earnings	Total
Balance - March 31, 2008	45	$22,500	81,231	$29,380	$4,063,039		$857,763	$4,034,108	$9,006,790

Comprehensive income
Net income for the year								7,481,543	7,481,543
Foreign currency translation adjustment							272,813		272,813

Balance - March 31, 2009	45	22,500	29,380,073	29,380	4,063,039		1,130,576	11,515,651	16,761,146

Issuance of common shares to independent directors			81,231	81	75,441				75,522
Net income for the year								9,453,059	9,453,059
Statutory reserve						956,633		(956,633)	-
Foreign currency translation adjustment							22,188		22,188

Balance - March 31, 2010	45	22,500	29,461,304	29,461	4,138,480	956,633	1,152,764	20,012,077	26,311,915
Issuance of common shares to independent directors			14,970	15	19,745				19,745
Comprehensive income
Net income for the year								6,160,220	6,160,220
Other Comprehensive income, net of tax
Foreign currency translation adjustment							1,046,836		1,046,836

Balance - December 31, 2010	45	$22,500	29,476,274	$29,476	$4,158,225	$956,633	$2,199,600	$26,172,297	$33,538,731

CHINA YCT INTERNATIONAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
(Unaudited)

		UNIT: USD$
	NINE MONTH ENDED
	December 31, 2010	December 31, 2009
Cash Flows From Operating Activities:
Net income	$6,160,220	$6,560,282
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	463,077	159,697
Issue of common shares as compensation	19,760	93,395
Changes in operating assets and liabilities:
Inventory	197,645	(488,977)
Advance to suppliers
Other receivable from related parties
Accounts payable	(2,299,928)	(456,846)
Customer deposit
Taxes payable	278,575	693,074
Accrued expenses and other payables	43,005	(62,071)

Net cash provided by (used in) operating activities	4,862,354	6,498,554

Cash flows from investing activities:
Addition to plant and equipment	(563,183)	(1,224,112)
Loan repaid from (provided to) related party		(4,467,259)
Prepayment/deposit to Shandong Chinese Medecine Research Institute for puchasing of drug patents	(15,354,102)	-

Net cash provided by (used in) investing activities	(15,917,285)	(5,691,370)

Effect of exchange rate changes on cash and cash equivalents	1,046,836	10,002

Net increase (decrease) in cash and cash equivalents	(10,008,095)	817,184

Cash and cash equivalents at beginning of period	11,911,933	10,048,380

Cash and cash equivalents at ending of period	$1,903,839	$10,865,564

Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	-	-
Income taxes	$2,144,058	$1,691,966

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

Results of Operations – For the Three Months Ended December 31, 2010 compared to the Three Months Ended December 31, 2009

Net Sales

Starting from April 2010, we restructured our product distribution line due to the profitability consideration. We discontinued the distribution of 24 cosmetic and daily necessities products and continued the distribution of our10 most profitable health care supplement products. Furthermore, since September 2009, we have started to engage in production and distribution of our own patented drug – Huoliyuan Capsule and develop the distribution channels for the drug. As the result of the restructure of our businesses and product distribution lines, we adjusted our sales policies and marketing efforts, which caused the slight slowing down of our overall sales during the nine months ended December 31, 2010. During the three months ended December 31, 2010, we realized $9,886,824 in revenue, representing an increase of 10% or $862,996 as compared to $9,023,828 for the same period of 2009.

The following table set forth a sales breakdown by product for the period as indicated.

	December 31, 2010	December 31, 2009	Change in $	Variance
Revenue from :
Health care supplements	$5,507,466	$5,208,160	$299,306	(6)%
Cosmetics and toiletries	0	1,918,218	(1,918,218)	(100)%
Daily necessities	0	1,897,450	(1,897,450)	(100)%
Drugs	4,379,358	0	4,379,358
Total	$9,886,824	$9,023,828	$862,996	10%

During the quarter ended December 31, 2010, our health care supplements products and the drug accounted for about 56% and 44% of our revenue, respectively. Each of the total 11 products under these two categories contributed to our sales revenue.

Cost of Goods Sold

 Our costs of revenue comprised primarily of the cost of finished goods we purchased from Shandong YCT, the raw materials we purchased from third party vendors, and the manufacturing cost of our own patented drug, – Huoliyuan Capsule. During the three months ended December 31, 2010, our cost of goods sold totaled $4,613,657, representing an increase of $663,838 or 17% as compared to $3,949,319 for the same period of 2009.  The percentages of the costs of goods sold to total revenues during the three months ended December 31, 2010 increased to 47% from 44% as compared to the same quarter of the previous year.

The increase of the cost of goods sold was mainly caused by the combination of increased sales and increased output VAT which can’t be offset by input VAT.  Prior to April 2010, all of our resale products purchased from Shandong Yong Chun Tang were subject to a favorable 3% valued added tax rate.  Starting with April 2010, we have no longer had this tax benefit, and all of our products including our self-manufactured drug have been subjected to a 17% value added tax rate.  However, we were not able to adjust our sales prices to our distributors accordingly and to net off the increased output VAT in the quarter ended December 31, 2010.  As the result, our overall cost ratio for the quarter ended December 31, 2010 also increased by 3% as compared with the same period of 2009.

Gross Profit

Gross profit during the three months ended December 31, 2010 was $5,273,667, a decrease of 4% or $199,158 as compared to the same period for the previous year.  Gross profit as a percentage of net revenues was 53% for the three months ended December 31, 2010, a decrease of 3% as compared to the same period of the prior year.  The decrease in gross profit and gross profit percentage was primarily due to the higher output VAT which was not netted by input VAT.

The following table set forth a breakdown of our gross margin by different products:

	Gross profit for the quarter ended December 31,		Gross Margin for the quarter ended December 31,
	2010	2009	2010	2009
Product
Health care supplements	$2,958,431	$2,832,925	54%	54%
Cosmetics and toiletries		1,192,163		62%
Daily necessities		1,049,422		55%
Drugs	2,315,236	0	53%
Overall	$5,273,667	$5,074,509	53%	56%

Research and Development Expenses.

Our R&D expenses for the three months ended December 31, 2010 and 2009 were $111,221 or approximate 1% of total corresponding revenue and $155,814 or approximately 2% of total corresponding revenue, respectively.  We did not incur any significant R&D expenses recently. However, our long term goal is to utilize advanced biological technology to refine and extract the beneficial compounds in plants that have traditionally been known to have medicinal benefits, primarily gingko. Toward this end, we have a staff of eight currently engaged in research and development of new technologies and resulting products. In addition we maintain close ties to the research staffs at Tsinghua University, China Agriculture University, Shandong Herbal Medicine University, and the Shandong Herbal Medicine Research Institute.

Selling, General and Administrative Expenses (the “SGA”).

During the quarter ended December 31, 2010, our SG&A expenses consist primarily of sales commissions, promotion expenses, freight charges and related compensations. Our overall SG&A expenses for the quarter ended December 31, 2010 were $1,195,554 or 12% of our net sales for the period, representing a decrease of 4% or $228,262 as compared with the SG&A expenses for the same period of the previous year. The decrease in our overall SG&A expenses was primarily due to the reduction of selling expenses, advertising expense, and professional expenses.

Net Income

During the quarter ended December 31, 2010, we realized $3,423,457 in net income, representing a 37% or $924,424 increase as compared to $2,499,034 for the quarter ended December 31, 2009. The increase of our net income was a result of the higher sales revenue and the lower R&D expenses and SG&A expenses during the quarter.

Results of Operations – During the nine months ended December 31, 2010 compared to the Nine Months Ended December 31, 2009

Net Sales

For the same reason above, during the nine months ended December 31, 2010, we realized revenue of $21,301,142, a decrease of$1,869,802 or 8% from $23,170,944 as compared to the same period of 2009.

Our sales breakdown by product line for the period indicated was as follows:

	For nine months ended December 31
	2010	2009	Change in $	Variance
Revenue from :
Health care supplements	$12,674,554	$14,537,873	$(1,863,319)	(13)%
Cosmetics and toiletries	0	5,256,783	(5,256,783)	(100)%
Daily necessities	0	3,376,288	(3,376,288)	(100)%
Drugs	8,626,587	0	8,626,587
Total	$21,301,141	$23,170,944	$(1,869,803)	(8)%

Cost of Goods Sold

During the nine months ended December 31, 2010, our cost of goods sold totaled $10,788,613, representing an increase of $652,786 or 6.4% as compared to $10,135,827 for the same period of 2009.  The percentages of the costs of goods sold to total revenues during the nine months ended December 31, 2010 increased to 50.6% from 43.7% as compared to the nine months ended December 31, 2009.

Gross Margin

Our gross margin during the nine months ended December 31, 2010 was $10,512,529 or 49%, a decrease of 19% as compared to the same period of the previous fiscal year.  The decrease of the gross margin was primarily due to the reduced sales revenue and increased cost of goods sold.

Below was the gross margin breakdown by product line for the period.

	Gross profit for nine months ended December 31,		Gross Margin for nine months ended December 31,
	2010	2009	2010	2009
Product
Health care supplements	$6,191,198	$7,632,082	49%	52%
Cosmetics and toiletries	0	3,416,138		65%
Daily necessities	0	1,986,898		59%
Drugs	4,321,330	0	50%
Overall	$5,238,861	$13,035,117	49%	56%

Operating expenses

Our operating expenses during the nine months ended December 31, 2010 were equal to 13% of our revenue, a decrease of $1,208,759 or 30% as compared to 18% for the same period in 2009.  The decrease of our operating expenses was primarily a result of reduced selling expenses, travel expenses, and R&D expenses.

Pre-tax Income

Our operations produced net pre-tax income of $7,647,755 during the nine months ended December 31, 2010, a decrease of $1,313,829 or 15% as compared to $8,891,022 for the same time period in 2009. The decrease of the pre-tax income was the result of the lower sales revenue and the higher cost of goods sold.

Other Comprehensive Income

Our business operates entirely in Chinese Renminbi, but we report our results in our SEC filings in U.S. Dollars. The conversion of our accounts from RMB to Dollars results in translation adjustments, which are reported as a comprehensive income below the line of net income. The net income is added to the retained earnings on our balance sheet; while the translation adjustment is added to a line item on our balance sheet labeled “other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business. During the nine months ended December 31, 2010, the effect of converting our financial results to Dollars was an addition of $2,199,600 to our other comprehensive income. In the three months ended December 31, 2010, the effect of converting our financial results to Dollars was to add $510,647.

 Liquidity and Capital Resources

Our principal sources of liquidity were funds generated from our operations. As of December 31, 2010, our company had $15,684,253 in working capital, an increase of $7,126,710 or 83% as compared to $8,557,543 the working capital as of March 31, 2010. The increase in the working capital at December 31, 2010 was primarily due to increased funds generated from operation during the nine months ended December 31, 2010 and the decrease in accounts payable to 0 from $2,299,928 caused by the acquisition of manufacturing equipment for Huoliyuan Capsule operation on March 31, 2010.

As of December 31, 2010, cash and cash equivalents were $1,903,835, a decrease of $10,008,094 or 84% as compared to $11,911,933 as of March 31, 2010. During the quarter ended December 31, 2010, we canceled a previously proposed acquisition of a drug patent from Da Tong Wei Hua Pharmecitial Company and received refunds of the prepayment in the amount of $7,437,187.  During the same quarter, we started another acquisition of three patents from Jining Tian Ri Tong Corporation and made prepayment of $15,917,285 for the acquisition. We are in the process of obtaining the titles of these patents.  The decrease in cash and cash equivalents was mainly due to the prepayment of $15,917,285 made to Jining Tian Ri Tong Corporation.

Based on our current operating plan, we believe that existing cash and cash equivalents balances, as well as cash forecast by management to be generated by operations will be sufficient to meet our working capital and capital requirements for our current operations. Our operations have produced positive cash flow, with $4,862,354 provided by operating activities during the nine months ended December 31, 2010. We did not have accounts receivable outstanding as of December 31, 2010. We expect our marketing activities to continue to operate cash-positively. However, once we commence our own manufacturing operations, the working capital requirements of manufacturing may put pressure on our cash flow, and we may be required to seek additional capital and reduce certain spending as needed. There can be no assurance that any additional financing will be available on acceptable terms.

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

The following table set forth a summary of our cash flows for the periods as indicated:

	Nine months ended Sept 30,
	2010	2009
Net cash provided by operating activities	$4,862,354	$6,498,554
Net cash provided by(used in) investing activities	$(15,917,285)	$(5,691,370)
Net cash provided by financing activities	$0	$0
Effect of exchange rate change on cash and cash equivalents	$1,046,836	$10,002
Net increase in cash and cash equivalents	$(10,008,095)	$817,184
Cash and cash equivalents, beginning balance	$11,911,933	$10,048,308
Cash and cash equivalents, ending balance	$1,903,839	$10,865,564

Operating Activities

Net cash provided by operating activities was $4,862,354 for the nine-month period ended December 31, 2010, which was a decrease of 25% or $1,636,200 from $6,498,554 net cash provided by operating activities for the same period of 2009.  The decrease was mainly attributable to the decrease of our net income and payment made to reduce the balance of account payable.

Investing Activities

During the nine months ended December 31, 2010, our net cash used in investing activities was $15,917,285, as compared to $5,691,370 of net cash used in investing activities for the nine months ended December 31, 2009.  We prepaid $15,917,285 to Jining Tian Ri Tong Corporation for acquisition of three drug patents. We are in process to obtain the titles of these patents.   In the same quarter, we canceled a previously proposed acquisition of a drug patent from Da Tong Wei Hua Pharmecitial Company, and received a refund of prepayment in the amount of $7,437,187.

Financing Activities

No net cash was generated or used by financing activities over the nine-month period ended December 31, 2010 and 2009.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2010. Pursuant to Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by China YCT International Group in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information China YCT International Group is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that China YCT International Group’s system of disclosure controls and procedures was effective as of December 31, 2010 for the purposes described in this paragraph.

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

CHINA YCT INTERNATIONAL GROUP, LTD.

By:

Date: June 16, 2011

/s/ Yan Tinghe

Yan Tinghe, Chief Executive Officer

/s/ Li Chuanmin,

Li Chuanmin, Chief Financial Officer

In accordance with the Exchange Act, this Report has been signed below on June 16 , 2011 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Yan Tinghe

Yan Tinghe, Director

Chief Executive Officer

/s/ Li Chuanmin

Li Chuanmin,

Chief Financial Officer

Robert J. Fanella

/s/ Robert J. Fanella

Director

Dr. Bai Junying

/s/ Bai Junying

Director

Zhang Wengao

/s/ Zhang Wengao

Director