Form 10-K/A
period 2010-03-31
China YCT International Group, Inc.
filed 2011-09-08
CIK 847464

UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
Amendment No.2

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock, $.001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 406 of the Securities Act.    Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes ☐ No ☐

Indicate by check mark disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained,  to the best of registrant's  knowledge,  in definitive proxy or information  statements incorporated  by reference  in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Small reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of  September 30, 2009 and September 30, 2010, the aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the last sale price of such shares as reported on the National Quotation Bureau Pink Sheets was $9,149,479 and $13,541,228, respectively. The number of shares outstanding of the issuer’s common stock, as of September 30, 2009 was 29,425,073 and as of September 30, 2010 was 29,476,274.

Nature of Amendment-

The registrant is amending the Form 10-K to principally (1) clarify in the business section that the company changed its focus from marketing products made by others to self-made products, and related transactions; (2) clarify the nature and purposes of the property on which the registration is operating; (3) add certain risk factors and (4) add certain biographical information and compensation discussion and analysis regarding our directors and executive officers.  There is no change to the registrant’s financial statements.

CHINA YCT INTERNATIONAL GROUP, INC..

For the Fiscal Year Ended March 31, 2010

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

From January 2006 until January 2007 management of Shandong Spring Pharmaceutical was engaged in developing the company’s manufacturing facility and distribution network. In January 2007 Shandong Spring Pharmaceutical commenced revenue-producing activities; specifically distributing products manufactured by Shandong Yong Chun Tang Bioengineering Co., Ltd. (“Shandong YCT”).

Shandong Spring Pharmaceutical was originally organized as a subsidiary of Shandong YCT for the purpose of focusing on advanced technology related to the use of gingko as an aide to health. Shandong YCT later transferred ownership of Shandong Spring Pharmaceutical to its equity-holders. Through the end of its 2009 fiscal year on March 31, 2009, Shandong Spring Pharmaceutical served solely as a distributor for Shandong YCT, pursuant to a distribution agreement that fixed the resale profit that would be earned by Shandong Spring Pharmaceutical. On February 19, 2010, we renewed the Purchase and Sale Contract with Shandong YCT, for a term of five years ending on February 28, 2015. Pursuant to the renewed agreement, we can purchase 10 products from Shandong YCT at a fixed price, which were selected according to their sales and profits.

In March 2010, the Company purchased a patent from Shandong YCT for US$6.74 million, which enables the Company to manufacture and distribute medicine products for cardio cerebral vascular disease, cosmetics and healthcare products. Mr. Yan Tinghe, our founder and Chief Executive Officer, was the principal shareholder of Shandong YCT until he sold all of his shares of Shandong YCT to an unrelated party on Dec 16, 2009.

The purchase price for the patent was determined through negotiations between China YCT and Shandong YCT based on a valuation price of US$11.14 million. The patent for the manufacturing method of deeply extracting ginkgo flavonoids that the Company acquired from Shandong YCT, was assessed by Beijing Beifang Yashi Asset Evaluation Company. The Company received an independent assessment, based on the current income value method, that the patent had a fair value of US$11.14 million. Shandong YCT sold the patent to the Company at a discount from the assessed value because Shandong YCT retained a license to produce certain products based on the patent technology. The patent the Company bought from Shandong YCT in March 2010 for a aglycone type and purification method of biotransformation in gingko product manufacturing process, with a remaining legal life of 16.5 years.

The profits from our health and beauty aid distribution business are adequate to fund our ongoing operations. In order to fully implement its business plan, however, Shandong Spring Pharmaceutical will require a capital infusion to finance the creation of state-of-the-art facilities for the extraction of compounds from gingko and the formulation of products based on those compounds.

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

During the year ended March 31, 2010, we spent $322,270in research and development. Our research and development has resulted in three patents awarded by the Chinese government: Our R&D expenses were primarily used for acquiring and testing raw material, and also the ordinary maintenance expense for our research equipment.

Our new product, Huoliyuan Capsule.

In2010, the Company started to manufacture and distribute our new product, Huoliyuan Capsule. In January 2007, the company purchased from Beijing Boya Research Institution, Ltd., a patent for RMB400,000 (approximately US$58,000) for the Huoliyuan Capsule.. The Huoliyuan Capsule is-manufactured by the Company and bears a higher gross profit margin as compared to products manufactured by Shandong YCT. In 2010, the Company produced approximately 1.33 million boxes of Huoliyuan Capsule with a retail price of RMB20 Yuan per box.

Huoliyuan Capsule, is approved by the State Food and Drug Administration (the “SFDA”)The Huoliyuan capsule is manufactured according to the traditional Chinese medicine concepts. The main ingredients of Huoliyuan are: Panax Ginseng Leaves Extract, Radix Astragali, Radix Ophiopogonis, Schisandra Chinensis and Monkshood, all are traditional Chinese herbal medicines. Huoliyuan capsule has a slow release and is used for daily use. The therapeutic effect of Huoliyuan was tested by independent analysts, by Jining Institute of Drug Control for Character Test, Identification Test, Water Index, Load Difference, Disintegration Time and Microbial Limit. The test is made. The test is primary Houliyuan was found good for the human cardiovascular system and as an aid in the treatment of chronic hepatitis, diabetes, insomnia, memory loss, menopause syndrome, and other maladies.

Facilities

Through March 31, 2010, we had spent $4,627,665 for construction in progress of a manufacturing facility, which will be mainly used to facilitate the full production of ginkgo aglycone flavonoids. . The construction was completed in April, 2011, and is pending for our acceptance after checking. . The designated annual production capacity of the Huoliyuan Capsule manufacturing factory is 11 million boxes per year, which is anticipated to represent about 40% of our total our annual sales. Our new factory will include a powder injection production line and cleaning and purifying equipment.

The factory will include a pin powder workshop, and a solid manufacturing workshop. Huoliyuan is manufactured in a dedicated workshop, and the second workshop will be used as our research facility. The Company has no immediate plan to build more workshops or factories.

After the manufacturing facility is completed, we plan to develop an art enzyme extraction facility for the utilization of gingko compounds. Achievement of that goal will depend on our ability to obtain substantial additional funds and there can be no assurances that such funds can be raised and/or that the facility can be constructed.

Shandong Spring Pharmaceutical operates on a property of approximately 1,700 acres that is owned by the rural collective economic organization in Sishui, Shandong. Shandong Spring Pharmaceutical has reached a cooperative right with the rural collective economic organization of gingko growers, that expires in December 2016 , under which the rural collective economic organization granted us a right to occupy the property. Pursuant to the cooperative agreement, we shall provide the ginkgo growers, who control approximately 33,000 acres of land, guidance to plant gingko and, as exchange, we have a preemptive right to purchase their ginkgo leaves at the most-favored local price. Besides housing our executive offices, the property is home to a manufacturing facility measuring 17,200 m2 and a research facility measuring 3,000 m2. The greater portion of the property, 1,647 acres, is dedicated to agricultural use, primarily the production of gingko. For the fiscal year 2009, we produced 2,300 tons of gingko leaves on our farm.

The manufacturing facility developed by Shandong Spring Pharmaceutical has received GMP (good manufacturing practices) certification by the Chinese government. The company has also achieved ISO9000 certification of its management processes. GMP is the only certified manufacturing standard certificate that authorized by the Chinese government. Only companies that pass GMP standards and obtain the certificate that issued by Chinese government are able to manufacture medicine and related products.

The farm operated by Shandong Spring Pharmaceutical is operated in a manner consistent with the requirements for organic certification by the Organic Foods Development Center. The farm has been certified as “green” by the Chinese Ministry of Agriculture, which reflects the company’s dedication to organic agricultural methods.

Marketing

Our current operations consist of distributing 10 products. These 10 products were selected out of previously 34 products that we distributed based on volume of sales and profits. As of March 1, 2010 we conducted the distribution business pursuant to a Purchase and Sale Contract executed on December 26, 2006. The Contract sets forth the wholesale prices at which we purchase products from Shandong YCT. On February 19, 2010, we renewed the Purchase and Sale Contract with Shandong YCT, for a term of five years ending on February 28, 2015. Pursuant to the renewed agreement we can purchase 10 products from Shandong YCT on a fixed price, which were selected according to the amount of their sales and profits from Shandong YCT.

We market our products and services through a network of approximately 2,000 franchise stores. Our in-house marketing staff supervises independent primary dealers, who sub-distribute through networks of supermarkets, beauty parlors and other retail sites. This network allows us to accomplish broad geographic distribution with only eight marketing staff, thus keeping our overhead to a minimum.

When we commence marketing our proprietary gingko products, we intend to use our distribution network as the source for a multi-dimensional marketing program. The key overlay onto our established marketing network will be an Internet distribution program designed to both promote local sales by our distribution network and enable customers to purchase our products online. Our goal will be to establish worldwide online distribution of our products. Towards that end we have established a strategic distribution agreement with China National Post Logistics, a subsidiary of China Post, which has 31 provincial offices located throughout China.

Employees

Shandong Spring Pharmaceutical currently employs 151 individuals, each on a full-time basis. 11 employees are involved in administration; 8 are dedicated to marketing, and 19 to research and development. The remainder of our employees are involved in workshops. We believe that we have a good relationships with our employees.

Recent Development

We entered into an Amended and Restated Purchase Agreement (the “Purchase Agreement”) as of August 15_ 2011, with L.Y. Research Corporation (“LY Research”) and L.Y. Biotech Limited (“LYHK”, LY Research and LYHK are collectively referred to as “LY”) The Purchase Agreement provides for the acquisition by CYIG of LYHK’s U.S. Patent No. 6,475,531 B1, titled “Safe Botanical Drug for Treatment and Prevention of Influenza and Increasing Immune Function” (the “Patent”), in consideration for CYIG common stock.

On January 25, 2011 LHYK assigned the Patent to the CYIG, such assignment being contingent on the issuance of shares of CYIG common stock. CYIG delivered 44,254,952 shares of common stock to a designee of LYHK on March 11, 2011 in consideration for the purchase of the Patent.. The 44,254,952 shares of common stock of CYIG constituted 60% of the then issued and outstanding shares of common stock of CYIG.

Pursuant to the Purchase Agreement, the parties agreed that, as additional consideration to the delivery of 44,254,952 shares of CYIG common stock on March 11, 2011: CYIG would:

(1) Upon quotation of CYIG stock on the OTCBB or OTCQB, issue an additional 11,063,968 shares of common stock to LY Research or its designee; and

(2) Upon receipt by CYIG of a minimum of $20,000,000 in gross proceeds from a debt or equity financing, or a series of debt and/or equity financings (the “Financing”), or upon quotation of CYIG common stock on NASDAQ or a major stock exchange located outside the United Stated, issue an additional 20,546,711 shares of common stock to LY Research or its designee.

Upon the issuance of all aforementioned shares of CYIG common stock, the shares issued to LY Research will equal 72% of CYIG’s issued and outstanding common stock, based upon 105,327,670 shares of issued and outstanding CYIG common stock, which calculations exclude any shares issued or issuable in connection with the Financing. . The total value of the consideration on the acquisition date is $56,140,567 which is calculated by the total issuing shares, multiplying CYIG’s quoted stock price $0.74 per share on February 28, 2011. We also received an independent third party assessment that supported the value of the patent.

There can be no assurance that the Financing will be consummated or the Company’s common stock will be listed on NASDAQ or a major stock exchange outside of the United States.

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

Our business plan contemplates that we will become a fully-integrated grower, manufacturer and marketer of products derived from gingko. At the present time, however, our business largely consists of distributing health and beauty aids manufactured by Shandong YCT. In order to fully implement our business plan, we will have to successfully complete the development of an agricultural facility and an industrial facility. The complexity of this undertaking means that we are likely to face many challenges, some of which are not yet foreseeable. Problems may occur with our raw material production and with the roll-out of efficient manufacturing processes. If we are not able to minimize the costs and delays that result, our business plan may fall short of its goals, and the current profitability or our distribution activities may be offset by losses from the new gingko business.

One supplier accounts for most of our revenues.

Since January 2007 the exclusive business activity of Shandong Spring Pharmaceutical has been the distribution of products manufactured by its affiliate company Shandong YCT. The Company purchases the majority of its products from Shandong YCT, according to the contract signed on December 26, 2006 between the Company and Shandong YCT, which was renewed on February 19, 2010. For the year ended March 31, 2009, Shandong YCT was the sole vendor to the Company. For the year ended March 31, 2010, the amount purchased from Shandong YCT amounted to US$ 12,530,495, representing 88% of the Company’s annual total purchase. In the event we lose Shandong YCT or its business suffers adverse development, our financial condition will be materially and adversely affected.

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

Our success depends on collaborative partner, licensees and other third parties over whom we have limited control.

Due to the complexity of the process of developing pharmaceuticals, our core business depends on arrangements with pharmaceutical institutes, corporate and academic collaborators, licensors, licensees and others for the research, development, clinical testing, technology rights, manufacturing, marketing and commercialization of its products. Its license agreements could obligate it to diligently bring potential products to market, make milestone payments and royalties that, in some instances, could be substantial, and incur the costs of filing and prosecuting patent applications. There are no assurances that we will be able to establish or maintain collaborations that are important to its business on favorable terms, or at all.

A number of risks arise from its dependence on collaborative agreements with third parties. Product development and commercialization efforts could be adversely affected if any collaborative partner:

•	terminates or suspends its agreement with us;
•	causes delays;
•	fails to timely develop or manufacture in adequate quantities a substance needed in order to conduct clinical trials;
•	fails to adequately perform clinical trials;
•	determines not to develop, manufacture or commercialize a product to which it has rights; or
•	otherwise fails to meet its contractual obligations.

Our collaborative partners could pursue other technologies or develop alternative products that could compete with the products it is developing.

If we fail to maintain the adequacy of our internal controls, our ability to provide accurate financial statements and comply with the requirements of the Sarbanes-Oxley Act of 2002 could be impaired, which could cause our stock price to decrease substantially.

We have committed limited personnel and resources to the development of the external reporting and compliance obligations that would be required of a public company. Recently, we have taken measures to address and improve our financial reporting and compliance capabilities and we are in the process of instituting changes to satisfy our obligations in connection with joining a public company, when and as such requirements become applicable to us. Prior to taking these measures, we did not believe we had the resources and capabilities to do so. We plan to obtain additional financial and accounting resources to support and enhance our ability to meet the requirements of being a public company. We will need to continue to improve our financial and managerial controls, reporting systems and procedures, and documentation thereof. If our financial and managerial controls, reporting systems or procedures fail, we may not be able to provide accurate financial statements on a timely basis or comply with the Sarbanes-Oxley Act of 2002 as it applies to us. Any failure of our internal controls or our ability to provide accurate financial statements could cause the trading price of our common stock to decrease substantially. We have implemented, or plan to implement, the measures described below under the supervision and guidance of our management to remediate the above control deficiencies and to strengthen our internal controls over financial reporting. Key elements of the remediation effort include, but are not limited to, the following initiatives, which have been implemented, or are in the process of implementation, as of the date of filing of this Annual Report:

•
We have increased efforts to enforce internal control procedures. We have also reorganized the structure of our China financial department and clarified the responsibilities of each key personnel in order to increase communications and accountability.

•	We have recruited and will continue to bring in additional qualified financial personnel for the accounting department to further strengthen our China financial reporting function.

•
We continually review and improve our standardization of our monthly and quarterly data collection, analysis, and reconciliation procedures. To further improve the timeliness of data collection, we are selecting and will install new point of sale systems and enterprise resource planning systems for our wholesale and retail operations.

•	We plan on significantly increasing the level of communication and interaction among our China management, independent auditors, our directors of the Board, and other external advisors.

•
We are in the process of searching for qualified internal control consultants to help us be in compliance with internal control obligations, including Section 404 of the Sarbanes-Oxley Act of 2002. We also plan to dedicate sufficient resources to implement required internal control procedures.

If our financial and managerial controls, reporting systems or procedures fail, we may not be able to provide accurate financial statements on a timely basis or comply with the Sarbanes-Oxley Act of 2002 as it applies to us. Any failure of our internal controls or our ability to provide accurate financial statements could cause the trading price of our common stock to decrease substantially.

The profitability of our products will depend in part on our ability to protect proprietary rights and operate without infringing the proprietary rights of others.

The profitability of our products will depend in part on our ability to obtain and maintain manufacturing rights and preserve trade secrets, and the period its intellectual property remains protected. We must also operate without infringing the proprietary rights of third parties and without third parties circumventing its rights. The patent positions of pharmaceutical and biotechnology enterprises, including us, are uncertain and involve complex legal and factual questions for which important legal principles are largely unresolved. The biotechnology patent situation outside the U.S. is uncertain, is currently undergoing review and revision in many countries, and may not protect Lotus East’s intellectual property rights to the same extent as the laws of the U.S. Because patent applications are maintained in secrecy in some cases, we cannot be certain that it or its licensors are the first creators of inventions described in our pending patent applications or patents or the first to file patent applications for such inventions.

Other companies may independently develop similar products and design around any patented products we develop. We cannot assure you that:

•	any of our patent applications will result in the issuance of patents;
•	we will develop patentable products;
•	the manufacturing rights we have been issued will provide it with any competitive advantages;
•	the patents of others will not impede our ability to do business; or
•	third parties will not be able to circumvent our patents.

There are no assurances that we will be able to meaningfully protect its trade secrets. We cannot assure you that any of our existing confidentiality agreements with employees, consultants, advisors or collaborators will provide meaningful protection for its trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure. Collaborators, advisors or consultants may dispute the ownership of proprietary rights to our products, for example by asserting that they developed the product independently.

We may not be able to obtain the regulatory approvals or clearances that are necessary to commercialize the products.

The PRC imposes significant statutory and regulatory obligations upon the manufacture and sale of pharmaceutical products. It typically has a lengthy approval process in which it examines pre-clinical and clinical data and the facilities in which the product is manufactured. Regulatory submissions must meet complex criteria to demonstrate the safety and efficacy of the ultimate products. Addressing these criteria requires considerable data collection, verification and analysis. We may spend time and money preparing regulatory submissions or applications without assurances as to whether they will be approved on a timely basis or at all.

Governmental and regulatory authorities may approve a product candidate for fewer indications or narrower circumstances than requested or may condition approval on the performance of post-marketing studies for a product candidate. Even if a product receives regulatory approval and clearance, it may later exhibit adverse side effects that limit or prevent its widespread use or that force us to withdraw the product from the market.

Any marketed product and its manufacturer will continue to be subject to strict regulation after approval. Results of post-marketing programs may limit or expand the further marketing of products. Unforeseen problems with an approved product or any violation of regulations could result in restrictions on the product, including its withdrawal from the market and possible civil actions.

In manufacturing our products it is required to comply with applicable good manufacturing practices regulations, which include requirements relating to quality control and quality assurance, as well as the maintenance of records and documentation. If we cannot comply with regulatory requirements, including applicable good manufacturing practice requirements, it may not be allowed to develop or market the product candidates. If we fail to comply with applicable regulatory requirements at any stage during the regulatory process, it may be subject to sanctions, including fines, product recalls or seizures, injunctions, refusal of regulatory agencies to review pending market approval applications or supplements to approve applications, total or partial suspension of production, civil penalties, withdrawals of previously approved marketing applications and criminal prosecution.

Competitors may develop and market pharmaceutical products that are less expensive, , more effective or safer, making our products obsolete or uncompetitive.

Some of our competitors and potential competitors have greater product development capabilities and financial, scientific, marketing and human resources than we do. Technological competition from pharmaceutical companies and biotechnology companies is intense and is expected to increase. Other companies have developed technologies that could be the basis for competitive products. Some of these products have an entirely different approach or means of accomplishing the desired curative effect than products we are developing. Alternative products may be developed that are more effective, work faster and are less costly than its products. Competitors may succeed in developing products earlier than us, obtaining approvals and clearances for such products more rapidly than Lotus East, or developing products that are more effective than those of Lotus East. In addition, other forms of treatment may be competitive with Lotus East’s products. Over time, Lotus East’s products may become obsolete or uncompetitive.

If we were successfully sued for product liability, we could face substantial liabilities that may exceed our resources.

We may be held liable if any product we or our supplier develop, or any product which causes injury or is found unsuitable during product testing, manufacturing, marketing, sale or use. These risks are inherent in the development of pharmaceutical products. We do not have product liability insurance. If we choose to obtain product liability insurance but cannot obtain sufficient insurance coverage at an acceptable cost or otherwise protect against potential product liability claims, the commercialization of products that we develop may be prevented or inhibited. If it is sued for any injury caused by its products, our liability could exceed its total assets.

Both our company and Shandong YCT may be adversely affected by complexity, uncertainties and changes in PRC regulation of pharmaceutical business and companies, including limitations on our abilities to own key assets.

The PRC government regulates the pharmaceutical industry including foreign ownership of, and the licensing and permit requirements pertaining to, companies in the pharmaceutical industry. These laws and regulations are relatively new and evolving, and their interpretation and enforcement involve significant uncertainty. As a result, in certain circumstances it may be difficult to determine what actions or omissions may be deemed to be a violation of applicable laws and regulations.

The interpretation and application of existing PRC laws, regulations and policies and possible new laws, regulations or policies have created substantial uncertainties regarding the legality of existing and future foreign investments in, and the businesses and activities of, pharmaceutical businesses in China, including our business.

Any deterioration of political relations between the United States and the PRC could impair our financing activities and your investment in us.

The relationship between the United States and the PRC is subject to fluctuation and periodic tension. Changes in political conditions in the PRC and changes in the state of Sino-U.S. relations are difficult to predict and could adversely affect our financing activities. Such a change could lead to a decline in our profitability. Any weakening of relations between the United States and the PRC could have a adverse effect on our efforts to raise capital to expand our present business activities and your investment in us.

Adverse changes in economic and political policies of the PRC government could have a material adverse effect on the overall economic growth of China, which could adversely affect our business.

All of Shandong Spring Pharmaceutical’s business operations are conducted in China. Accordingly, our results of operations, financial condition and prospects are subject to a significant degree to economic, political and legal developments in China. China’s economy differs from the economies of most developed countries in many respects, including with respect to:
•	the amount of government involvement,
•	level of development,
•	growth rate,
•	control of foreign exchange, and
•	allocation of resources.

While the PRC economy has experienced significant growth in the past 20 years, growth has been uneven across different regions and among various economic sectors of China. The PRC government has implemented various measures to encourage economic development and guide the allocation of resources. Some of these measures benefit the overall PRC economy, but may also have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are applicable to Lotus East. Since early 2004, the PRC government has implemented certain measures to control the pace of economic growth. Such measures may cause a decrease in the level of economic activity in China, which in turn could adversely affect our results of operations and financial condition.

Price control may affect both our revenues and net income.

The laws of the PRC provide for the government to fix and adjust prices. To the extent that we are subject to price control, our revenue, gross profit, gross margin and net income will be affected since the revenue we derive from our sales will be limited and, unless there is also price control on the products that we purchase from our suppliers, we may face no limitation on our costs. Further, if price controls affect both our revenue and our costs, our ability to be profitable and the extent of our profitability will be effectively subject to determination by the applicable regulatory authorities in the PRC.

Our operations may not develop in the same way or at the same rate as might be expected if the PRC economy were similar to the market-oriented economies of OECD member countries.

The economy of the PRC has historically been a nationalistic, “planned economy,” meaning it functions and produces according to governmental plans and pre-set targets or quotas. In certain aspects, the PRC’s economy has been making a transition to a more market-oriented economy, although the government imposes price controls on certain products and in certain industries. However, we cannot predict the future direction of these economic reforms or the effects these measures may have. The economy of the PRC also differs from the economies of most countries belonging to the Organization for Economic Cooperation and Development (the “OECD”), an international group of member countries sharing a commitment to democratic government and market economy. For instance:

•	the level of state-owned enterprises in the PRC, as well as the level of governmental control over the allocation of resources is greater than in most of the countries belonging to the OECD;
•	the level of capital reinvestment is lower in the PRC than in other countries that are members of the OECD;
•	the government of the PRC has a greater involvement in general in the economy and the economic structure of industries within the PRC than other countries belonging to the OECD;
•	the government of the PRC imposes price controls on certain products and our products may become subject to additional price controls; and
•
the PRC has various impediments in place that make it difficult for foreign firms to obtain local currency, as opposed to other countries belonging to the OECD where exchange of currencies is generally free from restriction.

As a result of these differences, our business may not develop in the same way or at the same rate as might be expected if the economy of the PRC were similar to those of the OECD member countries.

We may have limited legal recourse under Chinese law if disputes arise under contracts with third parties.

Almost all of our agreements with our employees and third parties, including our supplier and customers, are governed by the laws of the PRC. The legal system in the PRC is a civil law system based on written statutes. Unlike common law systems, such as we have in the United States, it is a system in which decided legal cases have little precedential value. The government of the PRC has enacted some laws and regulations dealing with matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. However, their experience in implementing, interpreting and enforcing these laws and regulations is limited, and our ability to enforce commercial claims or to resolve commercial disputes is unpredictable. The resolution of these matters may be subject to the exercise of considerable discretion by agencies of the PRC, and forces unrelated to the legal merits of a particular matter or dispute may influence their determination. Any rights we may have to specific performance or to seek an injunction under Chinese law are severely limited, and without a means of recourse by virtue of the Chinese legal system, we may be unable to prevent these situations from occurring. The occurrence of any such events could have a material adverse effect on our business, financial condition and results of operations.

Uncertainties with respect to the PRC legal system could adversely affect us.

Our operations in China are governed by PRC laws and regulations. We are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to wholly foreign-owned enterprises. The PRC legal system is based on written statutes. Prior court decisions may be cited for reference but have limited precedential value.

Since 1979, PRC legislation and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, China has not developed a fully integrated legal system and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. In particular, because these laws and regulations are relatively new, and because of the limited volume of published decisions and their nonbinding nature, the interpretation and enforcement of these laws and regulations involve uncertainties. In addition, the PRC legal system is based in part on government policies and internal rules (some of which are not published on a timely basis or at all) that may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until some time after the violation. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

You may experience difficulties in effecting service of legal process, enforcing foreign judgments or brining original actions in China based on United States or other foreign laws against us or our management.

All of our assets are located outside the United States and all of its current operations are conducted in China. Moreover, the majority of our directors and officers are nationals or residents of China. All or a substantial portion of the assets of these persons are located outside the United States. As a result, it may be difficult for our stockholders to effect service of process within the United States upon these persons. In addition, there is uncertainty as to whether the courts of China would recognize or enforce judgments of U.S. courts obtained against us or such officers and/or directors predicated upon the civil liability provisions of the securities law of the United States or any state thereof, or be competent to hear original actions brought in China against us or such persons predicated upon the securities laws of the United States or any state thereof.

Fluctuation in the value of RMB may have a material adverse effect on your investment.

The value of RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. All of Lotus East’s financial assets and its revenues and costs are denominated in RMB. We rely entirely on fees paid to us by Lotus East. Any significant fluctuation in value of RMB may materially and adversely affect our cash flows, revenues, earnings and financial position, and the value of the consulting fees payable to us by Lotus East. For example, an appreciation of RMB against the U.S. dollar would make any new RMB denominated investments or expenditures more costly to Lotus East, to the extent that it might need to convert U.S. dollars into RMB for such purposes. An appreciation of RMB against the U.S. dollar would also result in foreign currency translation losses for financial reporting purposes when we translate our U.S. dollar denominated financial assets into RMB, as RMB is our reporting currency.

We do not anticipate paying any cash dividends in the near future.

We presently do not anticipate that we will pay any dividends on any of our capital stock in the foreseeable future. The payment of dividends, if any, would be contingent upon our revenues and earnings, if any, capital requirements, and general financial condition. The payment of any dividends is within the discretion of our Board of Directors. We presently intend to retain all earnings, if any, to implement our business plan; accordingly, we do not anticipate the declaration of any dividends in the foreseeable future.

Certain of our officer and directors own a substantial portion of our outstanding common stock, which enables them to influence many significant corporate actions and in certain circumstances may prevent a change in control that would otherwise be beneficial to our shareholders.

As of the report date, our directors and executive officers control approximately 15.09% of our outstanding shares of common stock. These shareholders, acting together, could have a substantial impact on matters requiring the vote of the shareholders, including the election of our directors and most of our corporate actions. This control could delay, defer or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our shareholders and us and this control could adversely affect the voting and other rights of our other shareholders.

Legislative actions and potential new accounting pronouncements may impact our future financial and results of operations.

There have been regulatory changes, including the Sarbanes-Oxley Act of 2002, and there may potentially be new accounting pronouncements or additional regulatory rulings that will have an impact on our future financial position and results of operations. The Sarbanes-Oxley Act of 2002 and other rule changes are likely to increase general and administrative costs and expenses. In addition, there could be changes in certain accounting rules. These and other potential changes could materially increase the expenses we report under generally accepted accounting principles, and adversely affect our operating results.

We have not voluntarily implemented various corporate governance measures, in the absence of which stockholders may have more limited protections against interested director transactions, conflicts of interest and similar matters.

Recent Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or the NASDAQ Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges are those that address board of directors’ independence, audit committee oversight, and the adoption of a code of ethics. We have not adopted a code of ethics nor have we adopted any of these other corporate governance measures and, since our securities are not yet listed on a national securities exchange, we were not required to do so. We have not adopted corporate governance measures such as an audit or other independent committees of our board of directors. If we expand our board membership in future periods to include additional independent directors, we may seek to establish an audit and other committees of our board of directors. It is possible that if we were to adopt some or all of these corporate governance measures, stockholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees may be made by a majority of directors who have an interest in the outcome of the matters being decided. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

The market price for our stock may be volatile and the volatility in our common share price may subject us to securities litigation.

The market price for our stock may be volatile and subject to wide fluctuations in response to factors including the following:

•	actual or anticipated fluctuations in our quarterly operating results;
•	changes in financial estimates by securities research analysts;
•	addition or departure of key personnel;
•	fluctuations of exchange rates between RMB and the U.S. dollar and
•	general economic or political conditions in China.

In addition, the securities market has from time to time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our stock.

The market for our common stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may, in the future, be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

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

ITEM 1B	UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.	DESCRIPTION OF PROPERTY

Under the current PRC law, land is owned by the state, and parcels of land in rural areas, which is known as collective land, is owned by the rural collective economic organization.

Shandong Spring Pharmaceutical operates on a property of approximately 1,700 acres that is owned by the rural collective economic organization in Sishui, Shandong, pursuant to a cooperative agreement, expired in December 2016. Besides housing our executive offices, the property is home to a manufacturing facility measuring 17,200 square meters and a research facility measuring 3,000 square meters.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our shareholders during the fourth quarter of fiscal year 2010.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information.

Our common stock was listed for quotation on the OTC Bulletin Board until March 26, 2010. It is currently listed under the trading symbol “CYIG” on the National Quotation Bureau Pink Sheets. Set forth below are the high and low bid prices for each of the fiscal quarters since April 1, 2008. The reported bid quotations reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

Period	High	Low

April 1, 2008 to June 30, 2008	$5.00	$0.51
July 1, 2008 to September 30, 2008	$3.00	$0.12
October 1, 2008 to December 31, 2008	$1.61	$0.35
January 1, 2009 to March 31, 2009	$1.49	$0.35

April 1, 2009 to June 30, 2009	$1.26	$0.52
July 1, 2009 to September 30, 2009	$1.16	$0.10
October 1, 2009 to December 31, 2009	$1.05	$0.10
January 1, 2010 to March 31, 2010	$1.32	$0.85

  (b) Holders. We have 770 registered stockholders of record of the Company’s Common Stock, as of September 5, 2011.

  (c) Dividend Policy. We have not declared or paid cash dividends or made distributions in the past, and we do not anticipate that we will pay cash dividends or make distributions in the foreseeable future. We currently intend to retain and reinvest future earnings, if any, to finance our operations.

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

  (e) Recent Sales of Unregistered Securities The Company entered into an agreement (the “Agreement”) as of February 2011, as amended in August 2011,, with L.Y. Research Corporation (“LY Research”) and LY (HK,) Biotech Ltd, Pursuant to the Agreement, the Company acquired HK Biotech’s US patent No. 6,475,531 B1, titled “Safe Botanical Drug for Treatment and Prevention of Influenza and Increasing Immune Function” (the “Patent”). HK Biotech is a development stage company.

Pursuant to the Purchase Agreement, the parties agreed that, as additional consideration to the delivery of 44,254,952 shares of CYIG common stock on March 11, 2011: CYIG would:

(1) Upon quotation of CYIG stock on the OTCBB or OTCQB, issue an additional 11,063,968 shares of common stock to LY Research or its designee; and

(2) Upon receipt by CYIG of a minimum of $20,000,000 in gross proceeds from a debt or equity financing, or a series of debt and/or equity financings (the “Financing”), or upon quotation of CYIG common stock on NASDAQ or a major stock exchange located outside of the United States, issue an additional 20,546,711 shares of common stock to LY Research or its designee.

  LY Research, a corporation incorporated in New Jersey, focuses on the research and development of botanical drugs. LY Research and LY Holding Limited were founded by and are wholly-owned by . Yaguang Liu. Upon the closing of the transactions contemplated by the Agreement, . Yaguang Liu became the beneficial owner of 44,254,952 shares of the Company’s common stock., The shares were issued under Regulation D of the Securities Act.

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

In March 2010, the Company purchased a patent from Shandong YCT for $6.74 million, which enables the Company to manufacture and distribute its own medicine, healthcare and cosmetics products from Gingko extract. Huoliyuan Capsule is a self-manufactured medicine by the Company which bears a higher gross profit margin as compared to products manufactured by Shandong YCT. We anticipate that in 2011, the revenue generated from Huoliyuan, will account for 40% of our total annual sales.

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

  In fiscal year 2010, 88% of our total revenue was contributed by the resale of products purchased by Shandong Spring Pharmaceutical from Shandong YCT. The purchases were made pursuant to a Purchase & Sale Contract dated December 26, 2006, which sets forth the wholesale price that Shandong Spring Pharmaceutical pays to Shandong YCT for each of the 34 products governed by the Contract.

Since Shandong Spring Pharmaceutical was an independent distributor for Shandong YCT during the 2009 and 2010 fiscal years, its resale prices are determined in large part by competition. For that reason, the gross margin realized by Shandong Spring Pharmaceutical was nearly identical in each quarter of this fiscal year, averaging 56%, despite the significant growth in sales from year to year.

Cost of Goods Sold

Our costs of revenue consist of the cost of manufacturing Huoliyuan Capsule and the cost of finished goods purchased from Shandong YCT and our direct labor overhead and other expenses. For the year ended March 31, 2010, our cost of goods sold totaled $14,201,533, representing an increase of 2,877,946 or 25% as compared to $11,323,587 for the same period of 2009. However, the percentages of the costs of goods sold to total revenues basically remained unchanged from quarter to quarter. Our cost ratio is relatively steady. It is primarily attributable to the steady relationship between us and our major supplier, Shandong YCT. As a result, we are always able to acquire products from a reliable source. The cost of manufacturing Huoliyuan Capsule was 11.54% of the total cost of goods sold.

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

Our long term goal is to utilize advanced biological technology to refine and extract the beneficial compounds in plants that have traditionally been known to have medicinal benefits, primarily gingko. As of March 31, 2010, we have employed 19 R&D employees. Our R&D staff is currently engaged in research and development of new technologies and resulting products. In addition, we maintain close ties to the research staffs at Tsinghua University, China Agriculture University, Shandong Herbal Medicine University, and the Shandong Herbal Medicine Research Institute.

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

In order to fully implement our business plan, however, we will require significant capital contributions or other financing. To fully implement our business plan - including development of a facility to utilize our proprietary method of extracting flavones from ginkgo by using enzyme technology - we anticipate that we will need approximately $40 million. Our expectation, therefore, is that we will seek to access the capital markets in both the U.S. and China to obtain the funds we require.

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

Investing Activities

During the year ended March 31, 2010, our net cash used in investing activities was $12,262,021, as compared to $1,330,350 of net cash used in investing activities for the year ended March 31, 2009. This change was primarily due to the fact that in March 2010, the Company purchased a patent from Shandong YCT for $6,738,643. In addition, the Company used $5,523,378 for the purchase of the plant and operating equipment.

The Company's property and equipment assets increased by 21% or $895,481 from $4,138,115 to $5,033,596 year over year as of March 31, 2010. During 2010, the construction in progress and the Company's intangible assets increased to $4,627,665 and $8,093,111 from $211,378 and $1,411,273 respectively. The revenue generated from the resale of Shandong YCT's products comprised the majority of our total annual revenue in the year ended March 31, 2010.

As of March 31, 2010, the Company has collected all accounts receivable in the amount of $2,075,549 from Shandong YCT and Changqing Paper Co., Ltd. Shandong YCT and Changqing Paper Co., Ltd are two affiliated companies owned by our chairman and controlling shareholder, Mr. Yan Tinghe as of Dec 16, 2009. Currently, Mr. Yan is not one of Shandong YCT’s shareholders and sold all his shares of Shandong YCT on Dec 16, 2009.

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

Foreign Exchange Risk

While our reporting currency is the US dollar, almost all of our consolidated revenues and consolidated costs and expenses are denominated in RMB. All of our assets are denominated in RMB except for some cash and cash equivalents and accounts receivables. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between US dollar and RMB. If the RMB depreciates against the US dollar, the value of our RMB revenues, earnings and assets as expressed in our US dollar financial statements will decline. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

Inflation

Inflationary factors such as increases in the costs of our products and overhead costs may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin and selling and distribution, general and administrative expenses as a percentage of net revenues if the selling prices of our products do not increase to cope with these increased costs.

ITEM 8.	FINANCIAL STATEMENTS

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
The accompanying notes are an integral part of these consolidated financial statements

CHINA YCT INTERNATIONAL GROUP, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
	FOR THE YEARS ENDED MARCH 31,
	2010	2009

Sales Revenue	$32,012,404	$25,817,447
Cost of Goods Sold	14,201,533	11,323,587
Gross Profit	17,810,871	14,493,860
	-
Selling Expenses	3,570,477	3,488,941
G&A Expense	1,269,668	678,381
R&D Expenses	322,270	181,531
Total expense	5,162,415	4,348,853
Income from operation	12,648,456	10,145,007
Interest expense	-
Other income (Expense)	21,345	(83,798)
Profit before tax	12,669,801	10,061,209
Income tax	3,216,742	2,579,666
Net income	9,453,059	7,481,543
Other comprehensive income
Foreign currency translation adjustment	22,188	272,813
Comprehensive income	$9,475,247	$7,754,356

Basic and diluted income per common share
Basic and Diluted	0.32	0.26

Weighted average number of common shares outstanding
Basic and Diluted	29,425,695	29,380,073
The accompanying notes are an integral part of these consolidated financial statements

CHINA YCT INTERNATIONAL GROUP, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Preferred Stock Series A		Common shares		Additional paid in	Statutory	Accumulated	Retained
	Shares	Amount	Shares	Amount	capital	Reserve	OCI	Earnings	Total
Balance - March 31, 2008	45	$22,500	81,231	$29,380	$4,063,039		$857,763	$4,034,108	$9,006,790

Comprehensive income
Net income for the year								7,481,543	7,481,543
Foreign currency translation adjustment							272,813		272,813

Balance - March 31, 2009	45	22,500	29,380,073	29,380	4,063,039		1,130,576	11,515,651	16,761,146

Issuance of common shares to independent directors			81,231	81	75,441				75,522
Net income for the year								9,453,059	9,453,059
Statutory reserve						956,633		(956,633)	-
Foreign currency translation adjustment							22,188		22,188

Balance - March 31, 2010	45	$22,500	29,461,304	$29,461	$4,138,480	$956,633	$1,152,764	$20,012,077	$26,311,915
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

As of March 31, 2010, the Company did not identify any financial instruments that are required to be presented on the balance sheet at fair value other than those who’s carrying amounts approximate fair value due to their short maturities.

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

Shandong YCT is an affiliated company owned by the chairman and controlling shareholder, Mr. Yan Tinghe.  Prior to the completion of the Company’s own plant, Shandong YCT provides products to the Company for resale and makes settlement upon sales of goods. The purpose of the loan was to finance Shandong YCT’s production. The loan bore no interest and was unsecured and due upon demand. The loan was fully repaid by Shandong YCT prior to March 31, 2010 ($951,182 was repaid on April 30, 2009, and $1,224,367 was repaid on May 31, 2009). Nowadays,  Mr. Yan is not one of Shandong YCT’s shareholders and sold all his shares of  Shandong YCT on Dec 16, 2009.

In March 2010, the Company purchased a patent from Shandong YCT for US$6.74 million (equivalent to RMB 46 million).  Mr. Yan is not one of Shandong Yong Chun Tang’s shareholders and sold all his shares from Shandong YCT on Dec 16, 2009. The purchase price was determined via a negotiation between China YCT and Shandong YCT based on a valuation price of US$11.14 million (equivalent to RMB 76 million).  The valuation of the patent was conducted by Beijing Northern Yashi Assets Appraisal Firm, an assets appraiser located in Beijing, with security business take-up license approved by China Finance Ministry and SEC. Based on evaluation result RMB 76 million, the Company purchased at RMB 46 million, with a discount offered by Shandong YCT.

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

In March 2010, the Company purchased the patent from Shandong YCT for US$6.74 million (equivalent to RMB 46 million). Nowadays,  Mr. Yan is not one of Shandong YCT’s shareholders and sold all his shares from Shandong YCT on Dec 16, 2009. The patent represents an exclusive right in China to use an aglycone type and purification method of biotransformation in gingko product manufacturing process, with a remaining legal life of 16.5 years.  The Company is amortizing the cost on a straight line basis over 16.5 years.

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

ITEM 9.               CHANGES IN AND DISAGREEMENTS WITH   ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On September 6, 2010, the Registrant retained the firm of GZTY CPA Group, LLC to audit the Company’s financial statements for the fiscal year ended March 31, 2010.  At no time during the past two fiscal years or any subsequent period did the Company consult with GZTY CPA Group, LLC  regarding the application of accounting principles to a specified transaction, either completed or proposed, any issue relating to the financial statements of the Company, or the type of audit opinion that might be rendered for the Company.

On September 10, 2010 Friedman LLP resigned from its position as the independent registered public accounting firm for China YCT International Group, Inc. (the “Company”).

Friedman LLP was engaged as the Company’s independent registered public accounting firm on January 12, 2010.  Friedman LLP did not issue a report on any of the Company’s financial statements.

During the period from January 12, 2010 to the date of this Current Report, there were no (i) disagreements between the Company and Friedman LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to its satisfaction, would have caused Friedman LLP to make reference to the subject matter of such disagreements in connection with its report, or (ii) “reportable events,” as described in Item 304(a)(1)(v) of Regulation S-K.

The Company furnished Friedman LLP with a copy of this report prior to filing with the SEC and requested that Friedman LLP furnish it with a letter addressed to the SEC stating whether or not it agreed with the statements made by the Company in this report insofar as they relate to Friedman LLP’s audit services and engagement as the Company’s independent registered public accounting firm. Friedman LLP has furnished a letter addressed to the SEC dated September 21, 2010.

ITEM 9A.            CONTROLS AND PROCEDURES.

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

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 9B.            OTHER INFORMATION.

None.

PART III

ITEM 10.             DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following individuals are the members of China YCT International Group’s Board of Directors and its executive officers as of September 5, 2011 .

Name	Age	Position with the Company

Yan Tinghe	57	Chairman, Chief Executive Officer

Chuanming Li	47	Chief Financial Officer

Zhang Jirui	56	Director

Robert J. Fanella	61	Independent Director

Dr. Bai Junying	51	Independent Director

Zhang Wengao	67	Independent Director

Zhou Hanwei		General Manager of Shandong Spring Pharmaceutical

Ding Xuzhong	40	Chief Marketing Officer

Zhang Qiang	40	Chief Administration Officer

Shao Zecheng	39	Vice President

All directors hold office until the next annual meeting of our shareholders and until their successors have been elected and qualify.  Officers serve at the pleasure of the Board of Directors.

Yan Tinghe. Mr. Yan has served as our Chairman and Chief Executive Officer since 2007.  Mr. Yan has over twenty years of experience in corporate management within the food and food supplements industries.  Mr. Yan founded Shandong Spring Pharmaceuticals, and he has served as its Chairman since January 2006.  During the eight years prior to founding Shandong Spring Pharmaceutical, Mr. Yan was employed as Chairman and General Manager of Shandong YCT Bioengineering Co., Ltd., which manufactures a wide variety of food supplements and is currently the exclusive supplier for Shandong Spring Pharmaceutical.  During the period from 1988 to 1997 Mr. Yan served as Executive Vice President of Shishui Sanyin Company, and from 1985 to 1987 as Factory Director of Beijing Shishui Lianhe Preserved Fruits, both of which were multi-facility enterprises in the food industry.

Li Chuanmin.  Mr. Li has been our Chief Financial Officer since 2005 and has been involved with corporate financial management and accounting for over 27 years.  Since 2005 he has been employed as Chief Financial Officer of the Company’s subsidiary, Shandong Spring Pharmaceutical Co., Ltd.  From 2000 to 2005 Mr. Li was employed as Chief Financial Officer of Shandong Yongchuntang Biotechnology Co., Ltd.  From 1998 to 2000 Mr. Li was a teacher at the Shandong Finance Institute.  From 1990 to 1998, he was employed by an accounting firm in Jining City.  Previously Mr. Li was employed in the accounting department of Shandong Sishui Materials Corporation.  In 1986 Mr. Li received a diploma from the Shandong Finance Institute.

Zhang Jirui. Mr. Zhang brings over twenty years of technical training to Shandong Spring Pharmaceutical, where he has been employed as Director since January 2006.  During 2005 Mr. Zhang was the Manager of the International Market Department for Shandong YCT Bioengineering Co., Ltd., which manufactures a wide variety of food supplements and is currently the exclusive supplier for Shandong Spring Pharmaceutical.  During the 22 years prior to joining Shandong YCT, Mr. Zhang was employed as an Instructor in the Shandong Chemical Engineering Vocational School.

Robert J. Fanella. Mr. Fanella, CPA, was appointed as an independent director, effective April 6, 2009.  During Mr. Fanella’s more than 35 years career specializing in corporate finance and accounting, he was responsible for audit and financial service oversight for both private and publicly traded companies.  Since 2006, Mr. Fanella has been an independent financial consultant, working on various financial and operational projects for companies in industries such as electronic manufacturing, industrial plating, chemical, and health products.    From April 2011 to present, Mr. Fanella has served as CFO for ARCIS Resources Corporation (OTCBB: ARCS). From 2002 to 2006, Mr. Fanella was employed as CFO/Owner of Tru-Way, Inc., a metal fabrication business mainly serving the electronics manufacturing industry.  The business was sold in 2006.  From 1984 to 2002, Mr. Fanella was employed as CFO by MicroEnergy, Inc , a public company of which he was co-founder.  MicroEnergy, Inc was a manufacturing firm designing and selling custom switch-mode power supplies to major companies in the OEM electronics market.   During the 12 year period prior to founding MicroEnergy, Inc., Mr. Fanella was the CFO/Controller for two smaller businesses in the electronics manufacturing business and welding supplies distribution business, and he spent seven years at Motorola, Inc., in various capacities from Financial Analyst to Business Controller.  Mr. Fanella currently serves on the Board of Directors and also is Audit Committee Chairman for American Nano Silicon Technologies, Inc. (OTCBB: ANNO).   Mr. Fanella was awarded a Bachelor of Science Degree in Finance by Northern Illinois University in 1972.  He was awarded a Masters of Business Administration Degree in Finance with a Marketing concentration from the University of Chicago in 1979.  In 1975 Mr. Fanella was registered as a certified public accountant in Illinois.

Bai Junying. Dr. Bai, was appointed as an independent director of China YCT International Group on April 6, 2009. Over the last twenty years, Dr. Bai has held senior management roles in several companies, including as CEO of Shandong Dong-e E-jiao Group, CEO of Shandong Xinhua Pharmaceutical Co., Ltd., and head of the research and development department and subsequently vice executive manager of Lukang Pharmaceutical Group Co., Ltd.  Dr. Bai is currently the CEO of Shandong Dong E-jiao Group, a national well-know pharmaceutical and health care group. From 2000 to 2005, while Dr. Bai served at Shandong Xinhua Pharmaceutical Group Co., Ltd, where he was responsible for the daily operation of the company.  Dr. Bai successfully brought the company public and helped develop  the company into one of the leading pharmaceutical companies in China. As  Head of the R&D Department at Lukang Pharmaceutical Group from 1987 to 2000, Dr. Bai played a central role in the integration and development of an antibiotic injection agent, which made Lukang Pharmaceutical Group a national research center for antibiotics. In 1990, Dr. Bai obtained his Ph.D.  in Pharmacy from Beijing University Health Science Center.

Zhang Wengao. Mr. Zhang was appointed as an independent director of China YCT International Group on April 6, 2009. Mr. Zhang has over 30 years of experience in pharmaceutical, Chinese traditional medicine and diagnostic industries. Mr. Zhang is a full time professor of Shandong University of Traditional Chinese Medicine, specializing in clinical treatment via both Chinese and western methods. From 1985 to 1998 Professor Zhang was a dean of the research and development department of Shandong University of Traditional Chinese Medicine. Professor Zhang has received various awards within the clinical medicine field, including awards for  combining western clinical treatment with traditional Chinese medicine methods, and the 20th Geneva Invention Silver Award.  Professor Zhang has published more than 200 papers concerning  the advantages of Chinese traditional medicine in clinical treatment. Among his other engagements, Mr. Zhang is an associate commissioner of the International Chinese Medicine Association and director of the International Chinese Medicine Association Cardiovascular Committee. In 1968, Mr. Zhang received his bachelor degree majoring in Pharmacy from Shandong University of Traditional Chinese Medicine.

Zhou Hanwei. Mr Zhou has been employed by Shandong Spring Pharmaceutical Co., Ltd., our wholly owned subsidiary, as its General Manager since 2008. He is a Licensed Pharmacist in P.R. China and has over 24 years experience in pharmaceutical industry. Prior to joining us, Mr. Zhang was employed by Shandong Guanglin Pharmaceutical as General Manger from 2006 to 2008. He graduated from Shenyang Pharmaceutical University in 1994, majored in Pharmacy.

Zhang Qiang. Mr, Zhang has been served for Shandong Spring Pharmaceutical Co., Ltd., our wholly owned subsidiary, as its Chief Administrative Officer and Head of Human Resource since 2009. He has been involved with Human Resource management for over 10 years. From October 2003 to December 2008, he was employed by Shandong Huajin Group, Inc., as the Head of Administration. Mr. Zhang graduated from Shandong Economies College and is pursuing his Senior HR Manger Certificate.

Ding Xuzhong. Mr. Ding has been served for Shandong Spring Pharmaceutical Co., Ltd., our wholly owned subsidiary, as its Chief Marketing Officer since 2008. He joined us in 2003 and was involved in our marketing development since them. Mr. Ding has over 20 years experience on marketing, since he graduated from Shandong University in 1991, majoring in marketing.

Shao Zecheng. Mr. Shao has been involved with capital business for over 10 years.  Since 2007 he has been employed as vice president of the Company’s subsidiary, Shandong Spring Pharmaceutical Co., Ltd.  From 1997 to 2007 Mr. Shao was employed as Minister of Korean Daewoo Group.  During the period, Successfully managed, designed and programmed 2 ERP projects and cooperated with the other departments of the company in the passed years. All the projects were released on schedule, with high quality that made company's business grow quickly. From 1994 to 1997 Mr. Shao was a computer engineer at the Shandong Huajin Group.   In 1994 Mr. Shao received a diploma from the Shandong Teachers’ University ;In 1996 PLC Engineering OF AB company US. Xiamen City Fujian P.R China; In 2000 received the Super Development Engineer Certificate for PoweBuilder in Sybase Center.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, or control persons has been involved in any of the following events during the past ten years:

	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of bankruptcy or within two years prior to that time;

	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);


Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or


Being found by a court of competent jurisdiction (in a civil violation), the SEC or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.


Being the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: any Federal or State securities or commodities law or regulation; or any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity. This violation does not apply to any settlement of a civil proceeding among private litigants; or


Being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26)), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

ITEM 11.             EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Background and Compensation Philosophy

Our Compensation Committee consists of Robert J. Fanella, Zhang Wengao and Bai Junying all, independent directors. The Compensation Committee and, prior to its establishment in [2009  ], our Board of Directors determined the compensation to be paid to our executive officers based on our financial and operating performance and prospects, the level of compensation paid to similarly situated executives in comparably sized companies, and contributions made by the officers’ to our success. Each of the named officers will be measured by a series of performance criteria by the Board of Directors, or the compensation committee, on a yearly basis. Such criteria will be set forth based on certain objective parameters such as job characteristics, required professionalism, management skills, interpersonal skills, related experience, personal performance and overall corporate performance.

Our Board of Directors and Compensation Committee have not adopted or established a formal policy or procedure for determining the amount of compensation paid to our executive officers. The Compensation Committee makes an independent evaluation of appropriate compensation to key employees, with input from management. The Compensation Committee has oversight of executive compensation plans, policies and programs.

Our compensation program for our executive officers and all other employees is designed such that it will not incentivize unnecessary risk-taking. The base salary component of our compensation program is a fixed amount and does not depend on performance. Our cash incentive program takes into account multiple metrics, thus diversifying the risk associated with any single performance metric, and we believe it does not incentivize our executive officers to focus exclusively on short-term outcomes. Our equity awards are subject to vesting to align the long-term interests of our executive officers with those of our stockholders.

Elements of Compensation

We provide our executive officers with a base salary and certain bonuses to compensate them for services rendered during the year. Our policy of compensating our executives with a cash salary has served us well. Because of our history of attracting and retaining executive talent, we do not believe it is necessary at this time to provide our executives equity incentives, or other benefits in order for us to continue to be successful, apart from the common stock award granted to our directors as described below.

Base Salary

The base salaries paid to Yan Tinghe, during 2009 was $30,770. The 2010 annual compensation for Yan Tinghe and Li Chuanming is $45,500 and $30,000 respectively. All such amounts were paid in cash. The value of base salary reflects each executive’s skill set and the market value of that skill set in the sole discretion of our Board of Directors and/or our executive officers. No compensation was paid to the independent directors during 2010.

Bonuses

None.

Equity Awards

There were no stock options acquired by the executive officers during the year ended March 31, 2010.

Outstanding Equity Awards at Fiscal Year End

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

SUMMARY COMPENSATION TABLE

The following table sets forth all compensation awarded to, earned by, or paid by the Company and its subsidiaries to our Chief Executive Officer and Chief Financial Officer, during the past three fiscal years. There were no executive officers whose total salary and bonus for the fiscal year ended March 31, 2010 exceeded $100,000.

	Fiscal			Stock	Option	Other
	Year	Salary	Bonus	Awards	Awards	Compensation
Yan Tinghe, CEO	2010	$45,500	0	0	0	0
	2009	$30,770	0	0	0	0
Li Chuanming, CFO	2010	$30,000	0	0	0	0
	2009	-	-	-	-	-
	2008	-	-	-	-	-

Remuneration of Directors

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

ITEM 12.             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information known to us with respect to the beneficial ownership of our 73,780,610 outstanding shares of common stock as of September 5, 2011 by the following:

•	each shareholder known by us to own beneficially more than 5% of our common stock;

•	each of our officer

•	each of our directors; and

•	all directors and executive officers as a group.

Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below have sole voting power and investment power with respect to their shares,  subject to community property laws where applicable.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.

Name and Address	Amount and Nature	Percentage
of Beneficial Owner (1)	of Beneficial Ownership (2)	of Class

Yan Tinghe	9,653,690	13.09%

Zhang Jirui	1,427,783	1.94%

Robert J. Fanella	20,000	*

Dr. Bai Junying	12,500	* %

Zhang Wengao	12,500	* %

All officers and directors
as a group (5 persons)	11,126,473	15.09%

Yaguang Liu(2) 22 Sunrise Bay Boulevard, Tuckerton, New Jersey, 08087	44,254,952	60.00%

(1)	Except as otherwise noted, each shareholder’s address is c/o Shandong Spring Pharmaceutical Co., Ltd., Economic Development Zone, Gucheng Road, Sishui County, Shandong Province, P.R. China.
(2)	Yaguang Liu is the sole shareholder of L.Y. Holding Limited, the record owner of the shares.

(3)	Except as otherwise noted, all shares are owned of record and beneficially.
* Indicate less than 0.01%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships

Our Chairman, Yan Tinghe, was the principal owner of Shandong Yong Chun Tang and Changqing Paper Co., Ltd.  Since January 2007 the exclusive business activity of Shandong Spring Pharmaceutical has been the distribution of products manufactured by Shandong Yong Chun Tang.  In addition, Shandong Yong Chun Tang contributed the initial funds for the development of our manufacturing facility.  During the year ended March 31, 2010, Shandong Spring Pharmaceutical collected a loans receivable of $2,075,549 from Shandong YCT and Changqing Paper Co., Ltd., a company owned by Mr. Yan Tinghe. Following such payments, there was no outstanding loans receivable from Shandong YCT and Changqing Paper Co., Ltd.. Mr. Yan does not own any Shandong Yong Chun Tang’s shares after transferring all his shares on December 16, 2009.

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

ITEM 15.              EXHIBITS

3.1	Certificate of Incorporation - filed as an exhibit to the Company's Registration Statement on Form 8-A (SEC File No.) and incorporated herein by reference.

3.2	Certificate of Amendment to Certificate of Incorporation - filed as an exhibit to the Company's Registration Statement on Form 8-A (SEC File No.) and incorporated herein by reference.

3.3	By-laws– filed as an exhibit to the Company's Registration Statement on Form 8-A (SEC File No. 000-53600) and incorporated herein by reference.

4.2	Purchase Agreement between China YCT and L.Y. Research Corporation, filed as an exhibit to the Company’s Current Report on Form 8-K) filed on March 3, 2011
2
English Translation of Amendment to Purchase Agreement between China YCT, LY (HK Biotech) Holdings and L.Y.Research Corporation, dated August 15, 2011, filed as an exhibit to the Company’s Current Report on Form 8-K filed on August _15, 2011

21.1	Subsidiaries of the registrant*
31.1	Rule 13a-14(a) Certificate – CEO*
31.2	Rule 13a-14(a) Certificate – CFO*
32	Certificate pursuant to 18 U.S.C. ss. 1350*

•      Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA YCT INTERNATIONAL GROUP, LTD.
By:

/s/ Yan Tinghe	September 8, 2011
Yan Tinghe Chief Executive Officer

/s/ Li Chuanmin,	September 8, 2011
Li Chuanmin Chief Financial Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Yan Tinghe	September 8, 2011
Yan Tinghe, Director
Chief Executive Officer

/s/ Li Chuanmin	September 8, 2011
Li Chuanmin,
Chief Financial Officer

/s/ Robert J. Fanella	September 8, 2011
Robert J. Fanella
Director

/s/ Bai Junying	September 8, 2011
Dr. Bai Junying
Director

/s/ Zhang Wengao	September 8, 2011
Zhang Wengao
Director

/s/ Zhang Jirui	September 8, 2011
Zhang Jirui
Director