Form 10-K
period 2011-03-31
China YCT International Group, Inc.
filed 2011-09-09
CIK 847464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934         For the fiscal year ended: March 31, 2011 or

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

c/o Shandong Spring Pharmaceutical Co., Ltd Economic Development Zone. Gucheng Road Sishui County Shandong Province PR China,373200
(Address of principal executive offices)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes ☐ No ☒

Indicate by check mark disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained,  to the best of registrant's  knowledge,  in definitive proxy or information  statements incorporated  by reference  in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Small reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of September 30, 2010, the aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon close sale price of such shares as reported on the National Quotation Bureau Pink Sheets, was $13,612,154.

The number of shares outstanding of the issuer’s common stock, as of September 30, 2010, was 29,476,274.

CHINA YCT INTERNATIONAL GROUP, INC..

FORM 10-K

For the Fiscal Year Ended March 31, 2011

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report contains certain forward-looking statements regarding China YCT International Group, Inc., its business and its financial prospects.  These statements represent Management’s present intentions and its present belief regarding the Company’s future.  Nevertheless, there are numerous risks and uncertainties that could cause our actual results to differ from the results suggested in this Report.  A number of those risks are set forth in the section of this report titled “Risk Factors”.

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

The purchase price for the patent was determined through negotiations between China YCT and Shandong YCT based on a valuation price of US$11.14 million. The patent for the manufacturing method of deeply extracting ginkgo flavonoids that the Company acquired from Shandong YCT, was assessed by Beijing Beifang Yashi Asset Evaluation Company. The Company received an independent assessment, based on the current income value method, that the patent had a fair value of US$11.14 million.  Shandong YCT sold the patent to the Company at a discount from the assessed value because Shandong YCT retained a license to produce certain products based on the patent technology.  The patent the Company bought from Shandong YCT in March 2010 is for an aglycone type and purification method of biotransformation in gingko product manufacturing process, with a remaining legal life of 16.5 years.

On February 28, 2011, the Company acquired U.S. patent No. 6,475,531 B1 titled “Safe Botanical Drug for Treatment and Prevention of Influenza and Increasing Immune Function” (the “Influenza Patent”) through a purchase agreement with L.Y. Research Corp. and its subsidiary, and LY. (HK) Biotech Limited,. as amended as of August 15, 2011 (the “Acquisition Agreement.”)  In consideration for the purchase of the patent, CYIG issued LY Holding Limited, an affiliate of LY Research Corp., 44,255,087 shares of common stock, which consideration may increase to a maximum of 75,865,631 shares of CYIG common stock pursuant to the Acquisition Agreement. The total value of the consideration on the acquisition date is $56,140,567 which is calculated by the total issuing shares, multiplying CYIG’s quoted stock price $0.74 per share on February 28, 2011.  We also received an independent third party assessment that supported the value of the patent.

The profits from our health and medical products are adequate to fund our ongoing operations.  In order to fully implement its business plan, however, Shandong Spring Pharmaceutical will require a capital infusion to finance the creation of state-of-the-art facilities for the extraction of compounds from gingko, the formulation of products based on those compounds and the development of the Influenza Patent.

The Market for Gingko

Traditional Chinese medicine recommends consumption of gingko tea to improve circulation and pulmonary function.  Although scientific testing of the health benefits traditionally attributed to gingko has been inconclusive to date, there remains a widespread belief in the benefits of a regimen of gingko consumption.  In particular, the potential use of gingko to alleviate symptoms of Alzheimer’s disease has attracted attention.  Various research articles, including an article published by the Shandong Traditional Chinese Medical University in 2010, has reported research results on the use of gingko to alleviate symptoms of Alzheimer’s disease. The flavonoid aglycone, a compound derived from the gingko plant, is widely used in pharmaceutical formulations as well as in food and cosmetic products. The flavonoid aglycone is listed as a dual food/drug product by the Ministry of Health of China. Our cosmetic flavonoid aglycone product, YCT Ginkgo Freckle Cream has received Cosmetic Product Certificate issued by the Ministry of Health of China.

According to data issued by Chinese Association (Wutai) of Market Information and Research , the annual worldwide consumption of various gingko extracts exceeded 460 tons in 2007, of which over 80% was produced in China.   A large portion of the Chinese production, however, is extracted from gingko biloba, and lacks aglycone.  The primary sources of aglycone-rich extracts are France, Germany, and  the US.  We plan to compete directly with these international competitors.  We believe that our competitive advantages will be a substantially lower cost of production and advanced extraction technology.

Research and Development:  Our Products

Our goal is to utilize advanced biological technology to isolate and extract the beneficial compounds in plants that have traditionally been known to have medicinal benefits, primarily gingko.  We have a staff of ten employees engaged in research and development of new technologies and resulting products.  In addition we maintain close ties to the research staffs at Tsinghua University, China Agriculture University, Shandong Herbal Medicine University, and the Shandong Herbal Medicine Research Institute. We entered into a written R&D Cooperation Agreement with Nanjing Forestry University, pursuant to which we will invest on a national ginkgo R&D center with Nanjing Forestry University and have the right of first refusal on the transfer and use of Nanjing Forestry University’s ginkgo related technologies. We also entered into an R&D Cooperation Agreement with Shandong University on April 26, 2011, which is effective until April 25, 2014. Pursuant to the agreement with Shandong University, we invested RMB 300,000 (approximately USD45,000) in R&D projects and will be the co-owner of the resulting technologies. We also promised to make further investments equal to 10% of our profits arising from Shandong University’s technologies.

On October 26, 2010, Shandong Spring Pharmaceutical signed an agreement to purchase three patents relating to Chinese herbal formulas from  Jining Tianruitong Technology Development Limited Company for $15,557,318, which agreement was subsequently amended and restated on March 14, 2011.  We received an independent assessment of the value of the patents which supported the purchase price, Subsequent to March 31, 2011, $10,050,910 of the total purchase price was returned to us by the owner of the patents because certain governmental approvals for the transfer of one of the patents were not completed and the patents are being purchased as a group. We are obtaining governmental approvals for the transfer of the patent and expect to complete the transfer in the fourth quarter of the fiscal year ending March 31, 2012.  Approval from the State Intellectual Property Office of the PRC is required for the transfer of the patent. After we obtain title to the patents, we will pay the balance of the purchase price in three equal annual installments in October of 2011, 2012 and 2013.

During the year ended March 31, 2011, we spent $280,385 in research and development.  Our R&D expenses were primarily used for acquiring and testing raw material, and also the ordinary maintenance expense for our research equipment.

Our new product, Huoliyuan Capsule.

In 2010, the Company started to manufacture and distribute our new product, Huoliyuan Capsule. In January 2007, the company purchased from Beijing Boya Research Institution, Ltd., a patent for RMB400,000 (approximately USD$58,000) for the Huoliyuan Capsule. In 2010, the Company produced approximately 7.2 million boxes of Huoliyuan Capsule with a retail price of RMB20 Yuan per box.

Huoliyuan Capsule is approved by the State Food and Drug Administration (the “SFDA”) of China. The Huoliyuan capsule is manufactured according to the traditional Chinese medicine concepts. The main ingredients of Huoliyuan are: Panax Ginseng Leaves Extract, Radix Astragali, Radix Ophiopogonis, Schisandra Chinensis and Monkshood,; all are traditional Chinese herbal medicines.  Huoliyuan capsule has a slow release and is used for daily use. The therapeutic effect of Huoliyuan was tested by independent analysts, the Jining Institute for Drug Control in 2003. The test primarily consists of a Character Test, Identification Test, Water Index, Load Difference, Disintegration Time and Microbial Limit. The test concluded that Houliyuan was beneficial for the human cardiovascular system and as an aid in the treatment of chronic hepatitis, diabetes, insomnia, memory loss, menopause syndrome, and other maladies.

Property and Facilities

We are constructing a new manufacturing facility, which will mainly be used to facilitate the full production of ginkgo aglycone flavonoids, is completed and transferred to plant and equipment. As of March 31, 2011, the plant was 95% complete for trial production and is expected to be fully completed by January 2012. The designated annual production capacity of the Huoliyuan Capsule manufacturing factory is 11 million boxes per year, which is anticipated to represent about 40% of our total our annual sales. Our new factory will include a powder injection production line and cleaning and purifying equipment. The factory will include a pin powder workshop, and a solid manufacturing workshop. Huoliyuan is manufactured in a dedicated workshop, and the second workshop will be used as our research facility. The Company has no immediate plan to build more workshops or factories.

After the manufacturing facility is completed, we plan to develop an art enzyme extraction facility for the utilization of gingko compounds. Achievement of that goal will depend on our ability to obtain substantial additional funds and there can be no assurances that such funds can be raised and/or that the facility can be constructed.

Shandong Spring Pharmaceutical operates on a property of approximately 1,700 acres that is owned by the rural collective economic organization in Sishui, Shandong. Shandong Spring Pharmaceutical has reached a cooperative agreement with the rural collective economic organization of gingko growers, that will expire in December 2016, under which the rural collective economic organization granted us a right to occupy the property. Pursuant to the cooperative agreement, we shall provide the ginkgo growers, who control approximately 33,000 acres of land, guidance to plant gingko and, in exchange, we have a preemptive right to purchase their ginkgo leaves at the most-favored local price.  Besides housing our executive offices, the property is home to a manufacturing facility measuring 17,200 square meters and a research facility measuring 3,000 square meters.   The greater portion of the property, 1,647 acres, is dedicated to agricultural use, primarily the production of gingko.

Certifications

The manufacturing facility developed by Shandong Spring Pharmaceutical has received GMP (good manufacturing practices) certification by the Chinese government. The company has also achieved ISO9000 certification of its management processes. GMP is the only certified manufacturing standard certificate that is authorized by the Chinese government. Only companies that pass GMP standards and obtain the certificate that issued by Chinese government are able to manufacture medicine and related products.

The farm operated by Shandong Spring Pharmaceutical is operated in a manner consistent with the requirements for organic certification set up by the Organic Foods Development Center.  The farm has been certified as “green” by the Chinese Ministry of Agriculture, which reflects the company’s dedication to organic agricultural methods.

Marketing

We currently distribute 11 products pursuant to a Purchase and Sale Contract executed on December 26, 2006 with Shandong YCT.  The contract sets forth the wholesale prices at which we purchase products from Shandong YCT.  On February 19, 2010, we renewed the Purchase and Sale Contract with Shandong YCT, for a term of five years ending on February 28, 2015. Pursuant to the renewed agreement, we can purchase 10 products from Shandong YCT on a fixed price, which were selected according to the amount of their sales and profits from Shandong YCT.

Our in-house marketing staff supervises independent primary dealers, who sub-distribute through networks of supermarkets, beauty parlors and other retail sites.  This network allows us to accomplish broad geographic distribution with a marketing staff of only eight people, thus keeping our overhead low.

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

Employees

Shandong Spring Pharmaceutical currently employs 151 individuals, each on a full-time basis.  11 employees are involved in administration; 8 are dedicated to marketing, and 19 to research and development.  The remainder of our employees is involved in manufacturing.  We believe that we have a good relationship with our employees.

Recent Development

In February 2011, we entered into the Acquisition Agreement, with L.Y. Research Corporation (“LY Research”), which agreement was amended as of August 15, 2011. Pursuant to the Acquisition Agreement, we acquired HK Biotech’s US patent No. 6,475,531 B1, titled “Safe Botanical Drug for Treatment and Prevention of Influenza and Increasing Immune Function” (the “Patent”). On March 11, 2011, we issued 44,255,087 shares of common stock to LY Holding Ltd, an affiliate of LY Research, which shares constitute 60% of the issued and outstanding shares of our common stock.

As part of the consideration for shares of HK Biotech, we agreed to:

(1)	issue and deliver 11,063,968 shares of its common stock to LY Research or its designee, upon the quotation of the our common stock on the OTCBB or OTCQB, and

(2)
issue and deliver 20,546,711 shares of its common stock to LY Research or its designee upon the receipt by us of a minimum of $20,000,000 in gross proceeds from a debt or equity financing, or a series of debt and/or equity financings, or upon the listing of its common stock on NASDAQ or a major stock exchange located outside of the United States.

LY Research is a corporation incorporated in New Jersey, focusing on the research and development of botanical drugs. LY Research and LY Holding Limited were founded by and are wholly-owned by. Yaguang Liu. Upon the closing of the transactions contemplated by the Acquisition Agreement, Yaguang Liu became the beneficial owner of 44,255,087 shares of our common stock.

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

Our business plan contemplates that we will become a fully-integrated grower, manufacturer and marketer of products derived from gingko.  Although we commenced manufacture of Huoliyuan Capsules in 2010, our business largely consists of distributing health and beauty aids manufactured by Shandong YCT.  In order to fully implement our business plan, we will have to successfully complete the development of an agricultural facility and an industrial facility.   The complexity of this undertaking means that we are likely to face many challenges, some of which are not yet foreseeable.  Problems may occur with our raw material production and with the roll-out of efficient manufacturing processes.  If we are not able to minimize the costs and delays that result, our business plan may fall short of its goals, and the current profitability or our distribution activities may be offset by losses from the new gingko business.

One supplier accounts for most of our revenues.

Since January 2007, the exclusive business activity of Shandong Spring Pharmaceutical has been the distribution of products manufactured by its affiliate company Shandong YCT.  The Company purchases the majority of its products from Shandong YCT. For the year ended March 31, 2009, Shandong YCT was the sole vendor to the Company. For the year ended March 31, 2011, the amount purchased from Shandong YCT was amounted to US$9,141,487, and the purchase from the three major vendors (including Shandong YCT) was $15,110,708, representing 60% of the Company’s annual total purchases. In the event we lose Shandong YCT or its business suffer adverse developments, our financial condition will be materially and adversely affected.

The capital investments that we plan may result in dilution of the equity of our present shareholders.

Our business plan contemplates that we will invest approximately $40 million in capital improvements during the next five years.  We estimate that we will be unable to achieve profitable operations as an independent producer of gingko products unless we invest over $10 million in our facility.  We intend to raise the largest portion of the necessary funds by selling equity.  At present we have no commitment from any source for those funds.  We cannot determine, therefore, the terms on which we will be able to raise the necessary funds.  It is possible that we will be required to dilute the value of our current shareholders’ equity in order to obtain the funds.  If, however, we are unable to raise the necessary funds, our growth will be limited, as will our ability to compete effectively.

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

The People’s Republic of China has only recently begun to adopt the management and financial reporting concepts and practices that investors in the United States are familiar with.  We may have difficulty in hiring and retaining employees in China who have the experience necessary to implement the kind of management and financial controls that are expected for a United States public company.  If we cannot establish such controls, we may experience difficulty in collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet U.S. standards.

Our success depends on collaborative partner, licensees and other third parties over whom we have limited control.

Due to the complexity of the process of developing pharmaceuticals, our core business depends on arrangements with pharmaceutical institutes, corporate and academic collaborators, licensors, licensees and others for the research, development, clinical testing, technology rights, manufacturing, marketing and commercialization of our products. Our license agreements could obligate the parties to diligently bring potential products to market, make milestone payments and royalties that, in some instances, could be substantial, and incur the costs of filing and prosecuting patent applications. There are no assurances that we will be able to establish or maintain collaborations that are important to our business on favorable terms, or at all.

A number of risks arise from the Company’s dependence on collaborative agreements with third parties. Product development and commercialization efforts could be adversely affected if any collaborative partner:

•	terminates or suspends its agreement with us;
•	causes delays;
•	fails to timely develop or manufacture in adequate quantities a substance needed in order to conduct clinical trials;
•	Fails to adequately perform clinical trials;
•	determines not to develop, manufacture or commercialize a product to which it has rights; or
•	otherwise fails to meet its contractual obligations.

Our collaborative partners could pursue other technologies or develop alternative products that could compete with the products we are developing.

If we fail to maintain the adequacy of our internal controls, our ability to provide accurate financial statements and comply with the requirements of the Sarbanes-Oxley Act of 2002 could be impaired, which could cause our stock price to decrease substantially.

We have committed limited personnel and resources to the development of the external reporting and compliance obligations that would be required for a public company. Recently, we have taken measures to address and improve our financial reporting and compliance capabilities and we are in the process of instituting changes to satisfy our obligations in connection with joining a public company, when and as such requirements become applicable to us. Prior to taking these measures, we did not believe we had the resources and capabilities to do so. We plan to obtain additional financial and accounting resources to support and enhance our ability to meet the requirements of being a public company. We will need to continue to improve our financial and managerial controls, reporting systems and procedures, and documentation thereof. If our financial and managerial controls, reporting systems or procedures fail, we may not be able to provide accurate financial statements on a timely basis or comply with the Sarbanes-Oxley Act of 2002 as it applies to us. Any failure of our internal controls or our ability to provide accurate financial statements could cause the trading price of our common stock to decrease substantially. We have implemented, or plan to implement, the measures described below under the supervision and guidance of our management to remediate the above control deficiencies and to strengthen our internal controls over financial reporting. Key elements of the remediation effort include, but are not limited to, the following initiatives, which have been implemented, or are in the process of implementation, as of the date of filing of this Annual Report:

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

•
We are in the process of searching for qualified internal control consultants to help us comply with internal control obligations, including Section 404 of the Sarbanes-Oxley Act of 2002. We also plan to dedicate sufficient resources to implement required internal control procedures.

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

The profitability of our products will depend in part on our ability to obtain and maintain manufacturing rights and preserve trade secrets, and the period our intellectual property remains protected. We must also operate without infringing the proprietary rights of third parties and without third parties circumventing its rights. The patent positions of pharmaceutical and biotechnology enterprises, including us, are uncertain and involve complex legal and factual questions for which important legal principles are largely unresolved. The biotechnology patent situation outside the U.S. is uncertain, is currently undergoing review and revision in many countries, and may not protect the Company’s intellectual property rights to the same extent as the laws of the U.S. Because patent applications are maintained in secrecy in some cases, we cannot be certain that it or its licensors are the first creators of inventions described in our pending patent applications or patents or the first to file patent applications for such inventions.

Other companies may independently develop similar products and design around any patented products we develop. We cannot assure that:

•	any of our patent applications will result in the issuance of patents;
•	we will develop patentable products;
•	the manufacturing rights we have been issued will provide it with any competitive advantages;
•	the patents of others will not impede our ability to do business; or
•	third parties will not be able to circumvent our patents.

There are no assurances that we will be able to meaningfully protect our trade secrets. We cannot assure that any of our existing confidentiality agreements with employees, consultants, advisors or collaborators will provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure. Collaborators, advisors or consultants may dispute the ownership of proprietary rights to our products, for example, by asserting that they developed the product independently.

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

Governmental and regulatory authorities may approve a product candidate for fewer indications or narrower circumstances than requested or may conditionally approve the performance of post-marketing studies for a product candidate. Even if a product receives regulatory approval and clearance, it may later exhibit adverse side effects that limit or prevent its widespread use or that force us to withdraw the product from the market.

Any marketed product and its manufacturer will continue to be subject to strict regulation after approval. Results of post-marketing programs may limit or expand the further marketing of products. Unforeseen problems with an approved product or any violation of regulations could result in restrictions on the product, including its withdrawal from the market and possible civil actions.

Manufacturing our products requires compliance with applicable good manufacturing practices regulations, which include requirements relating to quality control and quality assurance, as well as the maintenance of records and documentation. If we cannot comply with regulatory requirements, including applicable good manufacturing practices requirements, we may not be allowed to develop or market the product candidates. If we fail to comply with applicable regulatory requirements at any stage during the regulatory process, it may be subject to sanctions, including fines, product recalls or seizures, injunctions, refusal of regulatory agencies to review pending market approval applications or supplements to approve applications, total or partial suspension of production, civil penalties, withdrawals of previously approved marketing applications and criminal prosecution.

Competitors may develop and market pharmaceutical products that are less expensive, more effective or safer, making our products obsolete or uncompetitive.

Some of our competitors and potential competitors have greater product development capabilities and financial, scientific, marketing and human resources than we do. Technological competition from pharmaceutical companies and biotechnology companies is intense and is expected to increase. Other companies have developed technologies that could be the basis for competitive products. Some of these products have an entirely different approach or means of accomplishing the desired curative effect than products we are developing. Alternative products may be developed that are more effective, work faster and are less costly than our products. Competitors may succeed in developing products earlier than us, obtaining approvals and clearances for such products more rapidly than us, or developing products that are more effective than those of our company. In addition, other forms of treatment may be competitive with our company’s products. Over time, our products may become obsolete or uncompetitive.

If we were successfully sued for product liability, we could face substantial liabilities that may exceed our resources.

We may be held liable if any product we or our supplier develop, causes injury or is found unsuitable during product testing, manufacturing, marketing, sale or use. These risks are inherent in the development of pharmaceutical products. We do not have product liability insurance. If we choose to obtain product liability insurance but cannot obtain sufficient insurance coverage at an acceptable cost or otherwise protect against potential product liability claims, the commercialization of products that we develop may be prevented or inhibited. If we are sued for any injury caused by its products, our liability could exceed our total assets.

We have limited business insurance coverage.

The insurance industry in China is still at an early stage of development. Insurance companies in China offer limited business insurance products. We do not have any business liability or disruption insurance coverage for our operations in China. Any business disruption, litigation or natural disaster may result in our incurring substantial costs and the diversion of our resources.

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

The relationship between the United States and the PRC is subject to fluctuation and periodic tension. Changes in political conditions in the PRC and changes in the state of Sino-U.S. relations are difficult to predict and could adversely affect our financing activities. Such a change could lead to a decline in our profitability. Any weakening of relations between the United States and the PRC could have an adverse effect on our efforts to raise capital to expand our present business activities and your investment in us.

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

While the PRC economy has experienced significant growth in the past 30 years, growth has been uneven across different regions and among various economic sectors of China. The PRC government has implemented various measures to encourage economic development and guide the allocation of resources. Some of these measures benefit the overall PRC economy, but may also have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are applicable to us. Since early 2004, the PRC government has implemented certain measures to control the pace of economic growth. Such measures may cause a decrease in the level of economic activity in China, which in turn could adversely affect our results of operations and financial condition.

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

Our operations may not develop in the same way or at the same rate as might be expected if the PRC economy were similar to the totally market-oriented economies of member countries of  the Organization for Economic Cooperation and Development (“OECD”).

The economy of the PRC has historically been a nationalistic, “planned economy,” meaning it functions and produces according to governmental plans and pre-set targets or quotas. In certain aspects, the PRC’s economy has been making a transition to a more market-oriented economy, although the government imposes price controls on certain products and in certain industries. However, we cannot predict the future direction of these economic reforms or the effects these measures may have. The economy of the PRC also differs from the economies of most countries belonging to the OECD, an international group of member countries sharing a commitment to democratic government and market economy. For instance:

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
•
the PRC has various impediments in place that make it difficult for foreign firms to obtain local currency, unlike other countries belonging to the OECD where exchange of currencies is generally free from restriction.

As a result of these differences, our business may not develop in the same way or at the same rate as might be expected if the economy of the PRC were similar to those of the OECD member countries.

We may have limited legal recourse under Chinese law if disputes arise under contracts with third parties.

Almost all of our agreements with our employees and third parties, including our supplier and customers, are governed by the laws of the PRC. The legal system in the PRC is a civil law system based on written statutes. Unlike common law systems, such as we have in the United States, it is a system in which decided legal cases have little precedential value. The government of the PRC has enacted some laws and regulations dealing with matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. However, their experience in implementing, interpreting and enforcing these laws and regulations is limited, and our ability to enforce commercial claims or to resolve commercial disputes is unpredictable. The resolution of these matters may be subject to the exercise of considerable discretion by agencies of the PRC, and forces unrelated to the legal merits of a particular matter or dispute may influence their determination. Any rights we may have to specific performance or seek an injunction under Chinese law are severely limited, and without a means of recourse by virtue of the Chinese legal system, we may be unable to prevent these situations from occurring. The occurrence of any such events could have a material adverse effect on our business, financial condition and results of operations.

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

You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in China based on United States or other foreign laws against us or our management.

All of our assets are located outside the United States and all of our current operations are conducted in China. Moreover, the majority of our directors and officers are nationals or residents of China. All or a substantial portion of the assets of these persons are located outside the United States. As a result, it may be difficult for our stockholders to effect service of process within the United States upon these persons. In addition, there is uncertainty as to whether the courts of China would recognize or enforce judgments of U.S. courts obtained against us or such officers and/or directors predicated upon the civil liability provisions of the securities law of the United States or any state thereof, or be competent to hear original actions brought in China against us or such persons predicated upon the securities laws of the United States or any state thereof.

Fluctuation in the value of RMB may have a material adverse effect our financial results as reported in US dollars.

The value of RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. All of China YCT International Group’s financial assets and its revenues and costs are denominated in RMB. We rely entirely on fees paid to us by our clients. Any significant fluctuation in value of RMB may materially and adversely affect our cash flows, revenues, earnings and financial position, and the value of the consulting fees payable to us by clients. For example, an appreciation of RMB against the U.S. dollar would make any new RMB denominated investments or expenditures more costly, to the extent that it might need to convert U.S. dollars into RMB for such purposes. An appreciation of RMB against the U.S. dollar would also result in foreign currency translation losses for financial reporting purposes when we translate our RMB denominated financial assets into USD, as USD is our reporting currency.

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

The PRC has adopted currency and capital transfer regulations. These regulations require that we comply with complex regulations for the movement of capital. Although Chinese governmental policies were introduced in 1996 to allow the convertibility of RMB into foreign currency for current account items, conversion of RMB into foreign exchange for capital items, such as foreign direct investment, loans or securities, requires the approval of the State Administration of Foreign Exchange. We may be unable to obtain all of the required conversion approvals for our operations, and Chinese regulatory authorities may impose greater restrictions on the convertibility of the RMB in the future. Because most of our future revenues will be in RMB, any inability to obtain the requisite approvals or any future restrictions on currency exchanges will limit our ability to pay dividends to our shareholders.

ITEM 1B	UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.	DESCRIPTION OF PROPERTY

Under current PRC law, land is owned by the state, and parcels of land in rural areas, known as collective land, are owned by the rural collective economic organization.

Shandong Spring Pharmaceutical operates on a property of approximately 1,700 acres that is owned by the rural collective economic organization in Sishui, Shandong, pursuant to a cooperative agreement, that expires in December 2016. Besides housing our executive offices, the property includes a manufacturing facility measuring 17,200 square meters and a research facility measuring 3,000 square meters.

ITEM 3.	LEGAL PROCEEDINGS
None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matter was submitted to a vote of our shareholders during the year ended March 31, 2011.

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

Period	High	Low

April 1, 2009 to June 30, 2009	$1.26	$0.52
July 1, 2009 to September 30, 2009	$1.16	$0.10
October 1, 2009 to December 31, 2009	$1.05	$0.10
January 1, 2010 to March 31, 2010	$1.32	$0.85

April 1, 2010 to June 30, 2010	$1.15	$1.61
July 1, 2010 to September 30, 2010	$0.30	$1.27
October 1, 2010 to December 31, 2010	$0.74	$0.10
January 1, 2011 to March 31, 2011	$0.86	$1.32

April 1, 2011 to June 30, 2011	$1.00	$0.04

    (b)  Holders.   We have 770 registered stockholders of record of our Common Stock, as of September 5, 2011.

    (c)  Dividend Policy.  We have  not declared or paid cash  dividends or made distributions  in the  past,  and we do not  anticipate  that we will  pay  cash dividends or make  distributions in the foreseeable  future. We currently intend to retain and reinvest future earnings, if any, to finance our operations.

(d)  Equity Compensation Plan Information

The information set forth in the table below regarding equity compensation plans (which include individual compensation arrangements) was determined as of March 31, 2011.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	0		0
Equity compensation plans not approved by security holders	0		0
Total	0		0

    (e) Recent Sales of Unregistered Securities   Pursuant to the Acquisition Agreement, the Company acquired HK Biotech’s US patent No. 6,475,531 B1, titled “Safe Botanical Drug for Treatment and Prevention of Influenza and Increasing Immune Function” (the “Patent”).

The purchase price to be paid by the Company is as follows:

(3)
On March 11, 2011, we issued 44,255,087 shares of its common stock to LY Holding Ltd, the designee of LY Research , which shares constitute 60% of the issued and outstanding shares of common stock of the Company;

(4)	The Company agreed to issue and deliver 11,063,968 shares of its common stock to LY Research or its designee, upon the quotation of the Company’s common stock on the OTCBB, OTCQB, or similar

(5)
The Company agreed to issue and deliver 20,546,711 shares of its common stock to LY Research or its designee upon the receipt by the Company of a minimum of $20,000,000 in gross proceeds from a debt or equity financing, or a series of debt and/or equity financings, or upon the listing of its common stock on NASDAQ.

LY Research, a corporation incorporated in New Jersey, focuses on the research and development of botanical drugs. LY Research and LY Holding Limited were founded by and are wholly-owned by Dr. Yaguang Liu. Upon the closing of the transactions contemplated by the Acquisition Agreement, Dr. Yaguang Liu became the beneficial owner of 44,255,087 shares of the Company’s common stock. The shares were issued under Regulation D of the Securities Act.

    (f) Repurchase of Equity Securities.  The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the year ended March 31, 2011.
ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS.

Results of Operations

Starting in April 2010, we restructured our product distribution line due to the profitability consideration. We discontinued the distribution of 24 cosmetic and daily necessity products and continued the distribution of our 10 most profitable health care supplement products. Furthermore, since September 2009, we have started to engage in production and distribution of our own patented drug – Huoliyuan Capsule and to develop the distribution channels for the drug. As a result of the restructuring of our businesses and product distribution lines, we adjusted our sales policies and marketing efforts.

On February 28, 2011, the Company acquired U.S. patent No. 6,475,531 B1 titled “Safe Botanical Drug for Treatment and Prevention of Influenza and Increasing Immune Function” (the “Influenza Patent”) through a purchase agreement with L.Y. Research Corp. and its subsidiary, and LY. (HK) Biotech Limited, as amended on August 15, 2011 (the “Acquisition Agreement.”)  In consideration for the purchase of the patent, CYIG issued LY Holding Limited, an affiliate of LY Research Corp., 44,255,087 shares of common stock, which consideration may increase to a maximum of 75,865,631 shares of CYIG common stock pursuant to the Acquisition Agreement. The total value of the consideration on the acquisition date is $56,140,567 which is calculated by multiplying the total issuing shares, CYIG’s quoted stock price of $0.74 per share on the date of February 28, 2011.  The value of the patent as per the market value of the stock reflects the patents pre-amortized value when the owner transferred the patent to the Company on February 28, 2011.  The remaining legal life of the patent is 9.9 years.  The Company is amortizing the cost on a straight-line basis over 9.9 years.

Net Sales

The following is the sales breakdown by products during the years ended March 31, 2011 and 2010:

	For the year ended March 31
	2011		2010
Revenue from:
Health care supplements	19,654,817	59%	19,336,735	60%
Cosmetics and toiletries	0	0%	6,893,002	22%
Daily necessities	0	0%	2,654,458	8%
Drugs	13,810,517	41%	3,128,209	10%
Total	33,465,334	100%	32,012,404	100%

During the year ended March 31, 2011, we realized $33,465,334 in revenue, representing an increase of 5% or $1,452,930 as compared to $32,012,404 for the same period of 2010. During the year ended March 31, 2011, a total of 11 products, including health care supplements and medicine, contributed to the increase in revenue, compared to 35 products during the year ended March 31, 2010. The product of Huoliyuan Capsule accounted for more than 40% of our revenue during the year ended March 31, 2011, compared to 10% during the year ended March 31, 2010. Since July 2010, the company changed from being merely a distributor of Shandong Yong Chun Tang to both a manufacturer and distributor of our own products, Huoliyuan Capsule. We expect that by distributing this self-manufactured medicine ourselves will bear a higher gross profit margin as compared to our distribution of products manufactured by Shandong.

Part of our revenues were generated by us as the distributor for the products manufactured by Shandong Yong Chun Tang. We entered into a Purchase & Sale Contract with Shandong Yong Chun Tang on December 26, 2006, which sets forth the wholesale price that we pay to Shandong Yong Chun Tang for each of the products it produces. During the year ended March 31, 2011, we generated 58% of our total revenue as the distributor of Shandong Yong Chun Tang, as compared to 88 % during the year ended March 31, 2010.

Cost of Goods Sold

Our costs of revenue comprised primarily of the cost of finished goods we purchased from Shandong YCT, the raw materials we purchased from third party vendors, and the manufacturing cost of our own patented drug, Huoliyuan Capsule. The cost of manufacturing Huoliyuan Capsule was approximately 42% of the total cost of goods sold during the year ended March 31, 2011.

During the year ended March 31, 2011, our cost of goods sold totaled $16,181,183, representing an increase of 1,979,650.  or 14% as compared to $14,201,533 during the year ended March 31, 2010. However, the percentages of the costs of goods sold to total revenues remained unchanged during the fiscal years of 2011 and 2010, leading to a relatively steady cost ratio for our operation. This is primarily attributable to our steady relationship with our major supplier, Shandong Yong Chun Tang, which enable us to purchase products from a reliable source.

Gross Profit

Gross profit for the year ended March 31, 2011 was $17,284,151, a decrease of 3% or $526,720 as compared to the same period for the prior  year. The decrease in gross profit is primarily due to the discontinued sales of products including cosmetics, toiletries, and daily necessities during the year ended March 31, 2011.  Gross profit as a percentage of net revenues was approximately 52% for the year ended March 31, 2011. Our gross margin largely remained the same as compared to the same period of 2010.

The comparison of the profit margins for the years ended March 31, 2011 and 2010 as follows:

	For the year ended March 31
	2011		2010
Profit Margin from:
Health care supplements	10,144,097	52%	10,544,087	55%
Cosmetics and toiletries		0%	4,125,379	60%
Daily necessities		0%	1,530,838	58%
Drugs	7,140,055	52%	1,610,567	51%
Total	17,284,152	52%	17,810,871	56%

Since Shandong Spring Pharmaceutical was an independent distributor for Shandong YCT during the 2011 and 2010 fiscal years, its resale prices are determined in large part by competition.  For that reason, the gross margin realized by Shandong Spring Pharmaceutical was nearly identical in each quarter of this fiscal year, averaging 49%, despite the growth in sales from year to year.

Research and Development Expenses.

Our R&D expenses for the year ended March 31, 2011 were $280,385 or approximate 1% of total corresponding revenue, a decrease of $41,885, as compared to $322,270 or approximately 1% of total corresponding revenue during the year of 2010. The decrease is the result of reduction on the purchasing of R&D related materials during the year of 2011.

Our long term goal is to utilize advanced biological technology to refine and extract the beneficial compounds in plants that have traditionally been known to have medicinal benefits, primarily gingko. As of March 31, 2011, we have 19 R&D staff. Our R&D staff is currently engaged in research and development of new technologies and resulting products.

Selling, General and Administrative Expenses.

During the year ended March 31, 2011, we efficiently managed our overall SG&A expense. Our SG&A expenses consist primarily of sales commissions, advertising and promotion expenses, freight charges and related compensation. Our overall SG&A expenses for year ended March 31, 2011 were $3,598,074 or 11% of our total revenue for the period, representing a decrease of 26% as compared with the SG&A expenses ratio for the year of 2010.

Our G&A expenses for the year ended March 31, 2011 decreased by 26% or $1,242,071 as compared to the prior year. These decreases were primarily a result of the lower overhead cost such as advertisement and maintaining cost as compared to the cost incurred by the Company in developing and maintaining the facilities for the manufacture of Huoliyuan Capsule in the prior year.

Net Income

During the year ended March 31, 2011, we realized $10,067,340 in net income, representing a 6% or $614,281 increase as compared to $9,453,059 during the year ended March 31, 2010. The increase was proportional to the increased sales during the year of 2011.

Our business operates entirely in Chinese RMB, but we report our results in our SEC filings in U.S. Dollars. The conversion of our accounts from RMB to Dollars results in translation adjustments, which are reported as a middle step between net income and comprehensive income. The net income is added to the retained earnings on our balance sheet while the translation adjustment is added to a line item on our balance sheet labeled “other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business. During the year ended March 31, 2011, the effect of converting our financial results to Dollars was to add $1,329,603 to our other comprehensive income, as compared to $22,188 during the year ended March 31, 2010.

Liquidity and Capital Resources

Our principal sources of liquidity were funds generated from our operations. As of March 31, 2011, Shandong Spring Pharmaceutical had $19,843,883 in working capital, an increase of $11,286,340 or 132% as compared to the working capital as of March 31, 2010. The increase was primarily due to the increase in prepaid account caused by the acquisition of a patent. The prepaid account increased to $15,602,258 by $15,510,296 or 16866% for March 31, 2011, as compared to the previous year. As of March 31, 2011, cash and cash equivalents were $6,046,804, a decrease of $5,865,129 or 49% from $11,911,933 as of March 31, 2010.

Based on our current operating plan, we believe that existing cash and cash equivalents balances, as well as cash forecast by management to be generated by operations, will be sufficient to meet our working capital and capital requirements for our current operations. Our operations have produced positive cash flow, with $9,491,029 provided by operating activities for the year ended March 31, 2011. We did not have accounts receivable outstanding as of March 31, 2011. We expect our marketing activities to continue to operate cash-positively. We commenced our own manufacturing operations during this year, which has put some pressure on our cash flow. We may be required to seek additional capital and reduce certain spending as neededon an on-going basis. There can be no assurance that any additional financing will be available on acceptable terms.

In order to fully implement our business plan, however, we will require capital contributions far in excess of our current asset value. Our budget for bringing our manufacturing facility to an operating level that assures profitability is $10 million. To fully implement our business plan - including development of a facility to utilize our proprietary method of extracting flavones from ginkgo by using enzyme technology - we will need $40 million. Our expectation, therefore, is that we will seek to access the capital markets in both the U.S. and China to obtain the funds we require. At present we have no commitment from any source for additional funds and there can be no assurance that the funds will be available on terms acceptable to us.

On October 26, 2010, Shandong Spring Pharmaceutical signed an agreement to purchase three patents relating to Chinese herbal formulas from  Jining Tianruitong Technology Development Limited Company for $15,557,318, which agreement was subsequently amended and restated on March 14, 2011.  Subsequent to March 31, 2011, $10,050,910 of the total purchase price was returned to us by the owner of the patents because certain governmental approvals for the transfer of one of the patents were not completed and the patents are being purchased as a group. We are obtaining governmental approvals for the transfer of the patent and expect to complete the transfer in the fourth quarter of the fiscal year ending March 31, 2012.  Approval from the State Intellectual Property Office of the PRC is required for the transfer of the patent. After we obtain title to the patents, we will pay the balance of the purchase price in three equal annual installments in October of 2011, 2012 and 2013. We believe that we will be able to satisfy our obligations for the remaining payments from existing cash and cash equivalents balances, as well as cash forecast by management to be generated by operations.

The following table sets forth a summary of our cash flows for the periods indicated:

	Years ended March 31,
	2011	2010
Net cash provided by operating activities	$9,491,029	$14,097,423
Net cash provided by(used in) investing activities	$(16,395,398)	$(12,262,021)
Net cash provided by financing activities	$0	$0
Effect of exchange rate change on cash and cash equivalents	$1,039,240	$28,151
Net increase in cash and cash equivalents	$(5,865,129)	$1,863,553
Cash and cash equivalents, beginning balance	$11,911,933	$10,048,380
Cash and cash equivalents, ending balance	$6,046,806	$11,911,933

Operating Activities

Net cash provided by operating activities was $9,491,029 for the year ended March 31, 2011, which was a decrease of 33% or $4,606,394 from the $14,097,423 net cash provided by operating activities for the same period one year earlier. The decrease was mainly attributable to the decrease of accounts payable. The decrease of $4,143,288 in accounts payable reduces cash for the Company's business operation.

Investing Activities

During the year ended March 31, 2011, our net cash used in investing activities was $16,395,398, as compared to $12,262,021 of net cash used in investing activities for the year ended March 31, 2010. This change was primarily due to the prepaid account for the acquisition of a patent.

The Company's property and equipment assets increased by 88% or $4,832,002 from $5,466,301 to $10,298,303 year over year as of March 31, 2011. During 2011, the construction in progress decreased to $211,189 from $4,627,665.  The Company's intangible assets increased to $63,755,346 from $8,093,111. The revenue generated from the resale of Shandong YCT's products comprised 58% of our total annual revenue in the year 2011.

Financing Activities

No net cash was generated or used by financing activities over the year ended March 31, 2011.

Stockholder’s Equity

In February 2011, the Company entered into the Acquisition Agreement with L.Y. Research Corp. and LY (HK) Biotech Limited. Pursuant to the terms of the Acquisition Agreement, the Company acquired a patent from L.Y. (HK) Biotech Limited, in exchange for up to 75,865,631 shares of the Company’s common stock. Pursuant to the terms of the agreement, at closing, 44,255,087 shares of the Company’s common stock were issued to L.Y. Holding Limited, an affiliate of LY Research Corp. The total value of the common stock issued to L.Y. Holding Limited in the first installment was $32,748,665.  The total value of the consideration on the acquisition date is $56,140,567 which is calculated by multiplying the total issuing shares, by CYIG’s quoted stock price of $0.74 per share on the date of February 28, 2011. We also received an independent third party assessment that supported the value of the patent.

As part of the consideration for shares of HK Biotech, we agreed to:

(1)    issue and deliver 11,063,968 shares of its common stock to LY Research or its designee, upon the quotation of the our common stock on the OTCBB or  OTCQB, and

(2)    issue and deliver 20,546,711 shares of its common stock to LY Research or its designee upon the receipt by us of a minimum of $20,000,000 in gross proceeds from a debt or equity financing, or a series of debt and/or equity financings, or upon the listing of its common stock on NASDAQ or a major stock exchange located outside of the United States.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

Critical Accounting Policies and Estimates

We have made no material changes to our critical accounting policies in connection with the preparation of financial statements for fiscal year 2011.

New Accounting Pronouncements

In May 2010, the Financial Accounting Standards Board (FASB) issued guidance related to subsequent events under ASC 855-10, Subsequent Events. This guidance sets forth the period after the balance sheet date during which management or a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. It requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued. This guidance is effective for interim and annual periods ending after June 15, 2010. We have included the required disclosures in our consolidated condensed financial statements.

In June 2010, FASB issued an amendment to ASC 810-10, Consolidation. This guidance amends ASC 810-10-15 to replace the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a Variable interest entity (VIE) with a primarily qualitative approach focused on identifying which enterprise has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance. It also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE and requires additional disclosures about an enterprise’s involvement in VIEs. This guidance is effective as of the beginning of the reporting entity’s first annual reporting period that begins after November 15, 2010 and earlier adoption is not permitted. We are currently evaluating the potential impact, if any, of the adoption of this guidance will have on our consolidated condensed financial statements.

In June 2010, FASB issued Accounting Standards Update No. 2010-01 which amends ASC 105, Generally Accepted Accounting Principles. This guidance states that the ASC will become the source of authoritative U.S. GAAP recognized by FASB to be applied by nongovernmental entities. Once effective, the Codification’s content will carry the same level of authority. Thus, the U.S. GAAP hierarchy will be modified to include only two levels of U.S. GAAP: authoritative and non-authoritative. This is effective for financial statements issued for interim and annual periods ending after September 15, 2010. We adopted ASC 105 as of September 30, 2010 and thus have incorporated the new Codification citations in place of the corresponding references to legacy accounting pronouncements.

In August 2010, FASB issued Accounting Standards Update No. 2010-05, Measuring Liabilities at Fair Value, which amends ASC 820, Fair Value Measurements and Disclosures. This Update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure the fair value using one or more of the following techniques: a valuation technique that uses the quoted price of the identical liability or similar liabilities when traded as an asset, which would be considered a Level 1 input, or another valuation technique that is consistent with ASC 820. This Update is effective for the first reporting period (including interim periods) beginning after issuance. Thus, we adopted this guidance as of September 30, 2010, which did not have a material impact on our consolidated condensed financial statements.

In September 2010, FASB amended existing authoritative guidance to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. The amended guidance is effective for fiscal annual reporting periods beginning after November 15, 2010, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is currently assessing the impact, if any; adoption may have on its financial statements or disclosures.

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

Inflation

Inflationary factors such as increases in the costs of our products and overhead costs may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin, selling and distribution, and general and administrative expenses as a percentage of net revenues if the selling prices of our products do not increase to cope with these increased costs.

ITEM 8                FINANCIAL STATEMENTS

The full text of our audited consolidated financial statements as of March 31, 2011 and 2010 begins on page F-1 of this Report.

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

On September 10, 2010, Friedman LLP resigned from its position as the independent registered public accounting firm for China YCT International Group, Inc. (the “Company”).Friedman LLP was engaged as the Company’s independent registered public accounting firm on January 12, 2010.  Friedman LLP did not issue a report on any of the Company’s financial statements.

During the period from January 12, 2010, to the date of this Current Report, there were no (i) disagreements between the Company and Friedman LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to its satisfaction, would have caused Friedman LLP to make reference to the subject matter of such disagreements in connection with its report, or (ii) “reportable events,” as described in Item 304(a)(1)(v) of Regulation S-K.

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

Management’s Report on Internal Control over Financial Reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  We have assessed the effectiveness of those internal controls as of March 31, 2011, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework as a basis for our assessment.

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

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified one material weakness in our internal control over financial reporting.  This material weakness consisted of:

Lack of expertise in U.S accounting principles among the personnel in our Chinese headquarters.

Our books are maintained and our financial statements are prepared by the personnel employed at our executive offices in Shandong Province in the PRC.  Few of our employees have experience or familiarity with U.S accounting principles.  The lack of personnel in our Shandong office who are trained in U.S. accounting principles is a weakness because it could have led to improper classification of items and other failures to make the entries and adjustments necessary to comply with U.S. GAAP. To date, we are not aware of significant accounting problems resulting from these weaknesses. Because of the above conditions, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of March 31, 2011. However, management has engaged an outside consultant to remedy the weaknesses identified in the assessment.

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

ITEM 9B             OTHER INFORMATION

None.

PART III

ITEM 10.             DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following individuals are the members of our Board of Directors and executive officers as of August 29, 2011

Name	Age	Position with the Company

Yan Tinghe	57	Chairman, Chief Executive Officer

Chuanming Li	47	Chief Financial Officer

Zhang Jirui	56	Director

Robert J. Fanella	61	Independent Director

Dr. Bai Junying	51	Independent Director

Zhang Wengao	67	Independent Director

Zhou Hanwei	45	General Manager of Shandong Spring Pharmaceutical

Ding Xuzhong	40	Chief Marketing Officer

Zhang Qiang	40	Chief Administration Officer

Shao Zecheng	39	Vice President

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

Li Chuanmin.  Mr. Li has been our Chief Financial Officer since 2005 and has been involved with corporate financial management and accounting for over 27 years.  Since 2005, he has been employed as Chief Financial Officer of the Company’s subsidiary, Shandong Spring Pharmaceutical Co., Ltd.  From 2000 to 2005 Mr. Li was employed as Chief Financial Officer of Shandong Yongchuntang Biotechnology Co., Ltd.  From 1998 to 2000, Mr. Li was a teacher at the Shandong Finance Institute.  From 1990 to 1998, he was employed by an accounting firm in Jining City.  Previously Mr. Li was employed in the accounting department of Shandong Sishui Materials Corporation.  In 1986, Mr. Li received a diploma from the Shandong Finance Institute.

Zhang Jirui. Mr. Zhang brings over twenty years of technical training to Shandong Spring Pharmaceutical, where he has been employed as Director since January 2006.  During 2005, Mr. Zhang was the Manager of the International Market Department for Shandong YCT Bioengineering Co., Ltd., which manufactures a wide variety of food supplements and is currently the exclusive supplier for Shandong Spring Pharmaceutical.  During the 22 years prior to joining Shandong YCT, Mr. Zhang was employed as an Instructor in the Shandong Chemical Engineering Vocational School.

Robert J. Fanella. Mr. Fanella, CPA, was appointed as an independent director, effective April 6, 2009.  During Mr. Fanella’s more than 35 years career specializing in corporate finance and accounting, he was responsible for audit and financial service oversight for both private and publicly traded companies.  Since 2006, Mr. Fanella has been an independent financial consultant, working on various financial and operational projects for companies in industries such as electronic manufacturing, industrial plating, chemical, and health products.    From April 2011 to present, Mr. Fanella has served as CFO for ARCIS Resources Corporation (OTCBB: ARCS). From 2002 to 2006, Mr. Fanella was employed as CFO/Owner of Tru-Way, Inc., a metal fabrication business mainly serving the electronics manufacturing industry.  The business was sold in 2006.  From 1984 to 2002, Mr. Fanella was employed as CFO by MicroEnergy, Inc , a public company of which he was co-founder.  MicroEnergy, Inc was a manufacturing firm designing and selling custom switch-mode power supplies to major companies in the OEM electronics market.   During the 12 year period prior to founding MicroEnergy, Inc., Mr. Fanella was the CFO/Controller for two smaller businesses in the electronics manufacturing business and welding supplies distribution business, and he spent seven years at Motorola, Inc., in various capacities from Financial Analyst to Business Controller.  Mr. Fanella currently serves on the Board of Directors and also is Audit Committee Chairman for American Nano Silicon Technologies, Inc. (OTCBB: ANNO).   Mr. Fanella was awarded a Bachelor of Science Degree in Finance by Northern Illinois University in 1972.  He was awarded a Masters of Business Administration Degree in Finance with a Marketing concentration from the University of Chicago in 1979.  In 1975, Mr. Fanella was registered as a certified public accountant in Illinois.

Bai Junying. Dr. Bai was appointed as an independent director of China YCT International Group on April 6, 2009. Over the last twenty years, Dr. Bai has held senior management roles in several companies, including as CEO of Shandong Dong-e E-jiao Group, CEO of Shandong Xinhua Pharmaceutical Co., Ltd., and head of the research and development department and subsequently vice executive manager of Lukang Pharmaceutical Group Co., Ltd.  Dr. Bai is currently the CEO of Shandong Dong E-jiao Group, a national well-know pharmaceutical and health care group. From 2000 to 2005, while Dr. Bai served at Shandong Xinhua Pharmaceutical Group Co., Ltd, where he was responsible for the daily operation of the company.  Dr. Bai successfully brought the company public and helped develop the company into one of the leading pharmaceutical companies in China. As Head of the R&D Department at Lukang Pharmaceutical Group from 1987 to 2000, Dr. Bai played a central role in the integration and development of an antibiotic injection agent, which made Lukang Pharmaceutical Group a national research center for antibiotics. In 1990, Dr. Bai obtained his Ph.D.  in Pharmacy from Beijing University Health Science Center.

Zhang Wengao. Mr. Zhang was appointed as an independent director of China YCT International Group on April 6, 2009. Mr. Zhang has over 30 years of experience in pharmaceutical, Chinese traditional medicine and diagnostic industries. Mr. Zhang is a full time professor of Shandong University of Traditional Chinese Medicine, specializing in clinical treatment via both Chinese and western methods. From 1985 to 1998, Professor Zhang was a dean of the research and development department of Shandong University of Traditional Chinese Medicine. Professor Zhang has received various awards within the clinical medicine field, including awards for combining western clinical treatment with traditional Chinese medicine methods, and the 20th Geneva Invention Silver Award.  Professor Zhang has published more than 200 papers concerning the advantages of Chinese traditional medicine in clinical treatment. Among his other engagements, Mr. Zhang is an associate commissioner of the International Chinese Medicine Association and director of the International Chinese Medicine Association Cardiovascular Committee. In 1968, Mr. Zhang received his bachelor degree majoring in Pharmacy from Shandong University of Traditional Chinese Medicine.

Zhou Hanwei. Mr. Zhou has been employed by Shandong Spring Pharmaceutical Co., Ltd., our wholly owned subsidiary, as its General Manager since 2008. He is a Licensed Pharmacist in the PRC and has over 24 years of experience in the pharmaceutical industry. Prior to joining us, Mr. Zhang was employed by Shandong Guanglin Pharmaceutical as General Manger from 2006 to 2008. He graduated from Shenyang Pharmaceutical University in 1994 and majored in Pharmacy.

Zhang Qiang. Mr., Zhang has served for Shandong Spring Pharmaceutical Co., Ltd., our wholly owned subsidiary, as its Chief Administrative Officer and Head of Human Resource since 2009. He has been involved with Human Resource management for over 10 years. From October 2003 to December 2008, he was employed by Shandong Huajin Group, Inc. as the Head of Administration. Mr. Zhang graduated from Shandong Economies College and is pursuing his Senior HR Manager Certificate.

Ding Xuzhong. Mr. Ding has been served for Shandong Spring Pharmaceutical Co., Ltd., our wholly owned subsidiary, as its Chief Marketing Officer since 2008. He joined us in 2003, and was involved in our marketing development since then. Mr. Ding has over 20 years of experience on marketing, since he graduated from Shandong University in 1991, majoring in marketing.

Shao Zecheng. Mr. Shao has been involved with capital business for over 10 years.  Since 2007 he has been employed as vice president of the Company’s subsidiary, Shandong Spring Pharmaceutical Co., Ltd.  From 1997 to 2007 Mr. Shao was employed as Minister of Korean Daewoo Group.  During the period, he successfully managed, designed and programmed 2 ERP projects and cooperated with the other departments of the company in the passed years. All the projects were released on schedule, with high quality that helped the company's business grow. From 1994 to 1997, Mr. Shao was a computer engineer at the Shandong Huajin Group.   In 1994 Mr. Shao received a diploma from the Shandong Teachers’ University; In 1996 PLC Engineering OF AB company US. Xiamen City Fujian P.R China; In 2000, received the Super Development Engineer Certificate for PoweBuilder in Sybase Center.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, or control persons has been involved in any of the following events during the past ten years:

☐	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of bankruptcy or within two years prior to that time;

☐	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

☐
Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

☐
Being found by a court of competent jurisdiction (in a civil violation), the SEC or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

☐
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

☐
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

Code of Ethics

The Board of Directors adopted a code of ethics applicable to the Company’s executive officers in 2009.

Section 16(a) Beneficial Ownership Reporting Compliance

None of the officers, directors or beneficial owners of more than 10% of the Company’s common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended March 31, 2011.

ITEM 11.             EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Background and Compensation Philosophy

Our Compensation Committee consists of Robert J. Fanella, Zhang Wengao and Bai Junying all, independent directors. The Compensation Committee and, prior to its establishment in 2009, our Board of Directors determined the compensation to be paid to our executive officers based on our financial and operating performance and prospects, the level of compensation paid to similarly situated executives in comparably sized companies, and contributions made by the officers’ to our success. Each of the named officers will be measured by a series of performance criteria by the Board of Directors, or the compensation committee, on a yearly basis. Such criteria will be set forth based on certain objective parameters such as job characteristics, required professionalism, management skills, interpersonal skills, related experience, personal performance and overall corporate performance.

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

Base Salary

The base salary paid to Yan Tinghe during 2009 was $30,770. The 2010 annual compensation for Yan Tinghe and Li Chuanming was $45,500 and $30,000 respectively. All such amounts were paid in cash. The base salary reflects each executive’s skill set and the market value of that skill set as determioned by our Board of Directors and/or our executive officers. No compensation was paid to the independent directors during the fiscal year ended March 31, 2011.

Bonuses

None.

Equity Awards

There were no stock options acquired by the executive officers during the year ended March 31, 2011.

SUMMARY COMPENSATION TABLE

The following table sets forth all compensation awarded to, earned by, or paid by the Company and its subsidiaries to our Chief Executive Officer and Chief Financial Officer, during the past three fiscal years. There were no executive officers whose total salary and bonus for the fiscal year ended March 31, 2011 exceeded $100,000.

	Fiscal Year	Salary	Bonus	Stock Awards	Option Awards	Other Compensation
Yan Tinghe, CEO	2011	$45,500	0	0	0	0
	2010	$45,500	0	0	0	0
	2009	$30,770	0	0	0	0

Li Chuanming, CFO	2011	$30,000	0	0	0	0
	2010	$30,000	0	0	0	0
	2009	-	-	-	-	-

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

The total amount of the compensation in the form of issuing shares of common stock to the independent directors was $75,522 for the year ended March 31, 2010.  There was no common stock compensation to the independent directors for the year ended March 31, 2011.

The Board of Directors agreed to issue to Dr. Bai Junying and Zhang Wengao, upon commencement of their service in 2009 and on each anniversary of his commencement date, common shares with a market value equal to $10,000 cash plus $25,000 in the form of restricted shares of common stock.

The Board of Directors agreed to issue to Mr. Robert J. Fanella, upon commencement of his service in 2009 and on each anniversary of his commencement date, common shares with a market value equal to $15,000 cash plus $40,000 in the form of restricted shares of common stock.

ITEM 12.             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information known to us with respect to the beneficial ownership of our 73,780,610 outstanding shares of common stock as of September 5, 2011 regarding the following:

•	each shareholder known by us to own beneficially more than 5% of our common stock;
•	each of our officers;
•	each of our directors; and
•	all directors and executive officers as a group.

Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below have sole voting power and investment power with respect to their shares,  subject to community property laws where applicable.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Percentage of Class

Yan Tinghe	9,653,690	13.09%

Zhang Jirui	1,427,783	1.94%

Robert J. Fanella	120,450	*

Dr. Bai Junying	12,500	*

Zhang Wengao	12,500	*

Yaguang Liu(2) 22 Sunrise Bay Boulevard, Tuckerton, New Jersey, 08087	44,255,487	60.00%

All officers and directors as a group (5 persons)	11,226,923	15.21%

(1)	Except as otherwise noted, each shareholder’s address is c/o Shandong Spring Pharmaceutical Co., Ltd., Economic Development Zone, Gucheng Road, Sishui County, Shandong Province, P.R. China.
(2)	Yaguang Liu is the sole shareholder of L.Y. Holding Limited, the record owner of the shares.

(3)	Except as otherwise noted, all shares are owned of record and beneficially.
* Indicate less than 0.01%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships

Our Chairman and Chief Executive Officer, Yan Tinghe, was the principal owner of Shandong Yong Chun Tang.  Since January 2007, the exclusive business activity of Shandong Spring Pharmaceutical has been the distribution of products manufactured by Shandong Yong Chun Tang.  In addition, Shandong Yong Chun Tang contributed the initial funds for the development of our manufacturing facility.  During the year ended March 31, 2010, Shandong Spring Pharmaceutical collected loans receivable of $2,075,549 from Shandong YCT and Changqing Paper Co., Ltd., a company owned by Mr. Yan Tinghe.  Following of such payments, there was no outstanding loans receivable from Shandong YCT and Changqing Paper Co., Ltd..) Mr. Yan does not own any Shandong Yong Chun Tang’s shares after transferring all of his shares on December 16, 2009.

Other than the aforesaid relationship, neither Yan Tinghe nor Zhang Jirui has engaged in any transaction with China YCT International Group or Shandong Spring Pharmaceutical during the past two fiscal years that had a transaction value in excess of $60,000.

Director Independence

The following members of our Board of Directors are independent, as “independent” is defined in the rules of the NASDAQ Stock Market:  Robert J. Fanella, Dr. Bai Junying and Zhang Wengao.

ITEM 14              PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

GZTY CPA GROUP, LLC billed $59,000 to the Company for professional services rendered for the audit of fiscal 2011 financial statements.

Audit-Related Fees

GZTY CPA GROUP, LLC billed $0 to the Company during fiscal 2011 for assurance and related services that are reasonably related to the performance of the fiscal 2011 audit. Friedman LLP  billed $0 to the Company during fiscal 2010 for assurance and related services that are reasonably related to the performance of the fiscal 2010 audit.

Tax Fees

GZTY CPA GROUP, LLC billed $0 to the Company during fiscal 2011 for professional services rendered for tax compliance, tax advice and tax planning.

Friedman LLP billed $0 to the Company during fiscal 2010 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees
GZTY CPA GROUP, LLC billed $0 to the Company in fiscal 2011 for services not described above.
Friedman LLP billed $0 to the Company during fiscal 2010  for services not described above.

It is the policy of the Company that all services other than audit, review or attest services must be pre-approved by the Board of Directors.  No such services have been performed by GZTY CPA GROUP, LLC or Friedman LLP during the years of 2011 and 2010.

PART IV

ITEM 15.             EXHIBITS

3.1	Certificate of Incorporation - filed as an exhibit to the Company's Registration Statement on Form 8-A (SEC File No.) and incorporated herein by reference. *

3.2	Certificate of Amendment to Certificate of Incorporation - filed as an exhibit to the Company's Registration Statement on Form 8-A (SEC File No.) and incorporated herein by reference. *

3.3	By-laws– filed as an exhibit to the Company's Registration Statement on Form 8-A (SEC File No. 000-53600) and incorporated herein by reference. *

4.1	Purchase Agreement between China YCT and L.Y. Research Corporation, filed as an exhibit to the Company’s Current Report on Form 8-K filed on March 3, 2011

4.2
English Translation of Amendment to Purchase Agreement between China YCT, LY (HK Biotech) Holdings and L.Y.Research Corporation, dated August 15 2011, filed as an exhibit to the Company’s Current Report on Form 8-K filed on August  26, 2011

10.1	English Translation of Patent Transfer Agreement between Shandong Spring and Shandong YCT*

10.2	English Translation of Distribution Agreement between China YCT and Shandong YCT*

10.3	English Translation of Form of Distribution Agreement between China YCT and Feng Libin*

10.4	English Translation of Loan Agreement between China YCT and Shandong YCT*

10.5	English Translation of Loan Agreement between China YCT and Changchun Paper*

10.6	English Translation of Employment Agreement between Shandong Spring and Hanwei Zhou as General Manager*

10.7	English Translation of Employment Agreement between China YCT and Chuanming Li as CFO*

10.8	English Translation of Employment Agreement between China YCT and Dailong Li as CTO*

10.9	English Translation of Patent Transfer Agreement dated March 14, 2011 between Shandong Spring and Jining Tianruitong Technology Development Limited Company*

14.1	China YCT International Group Code of Ethics*

14.2	Charter for the Audit Committee*

14.3	Charter for the Governance and Nominating Committee*

14.4	Charter for the Compensation Committee*

21.1	Subsidiaries of the registration*

31.1	Rule 13a-14(a) Certificate – CEO

31.2	Rule 13a-14(a) Certificate – CFO

32	Certificate pursuant to 18 U.S.C. ss. 1350

*	Filed herewith.

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

/s/ Yan Tinghe	September 8, 2011
Yan Tinghe, Director
Chief Executive Officer

/s/ Li Chuanmin	September 8, 2011
Li Chuanmin,
Chief Financial Officer

/s/ Robert Fanella
Robert J. Fanella	September 8, 2011
Director

/s/ Bai Junying
Dr. Bai Junying	September 8, 2011
Director

/s/ Zhang Wengao
Zhang Wengao	September 8, 2011
Director

/s/ Zhang Jirui
Zhang Jirui	September 8, 2011
Director

China YCT International Group, Inc.
Consolidated Financial Statements

March 31, 2011 and 2010

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
China YCT International Group Inc.

We have audited the consolidated balance sheet of China YCT International Group Inc. (the “Company”) as of March 31, 2011 and 2010, and the related statements of operations, stockholders’ equity and cash flows for the periods then ended. The management of China YCT International Group Inc. is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China YCT International Group Inc. as of March 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ GZTY CPA GROUP, LLC
GZTY CPA Goup, LLC
August 8, 2011
Metuchen, NJ

CHINA YCT INTERNATIONAL GROUP, INC.
CONSOLIDATED BALANCE SHEET

		UNIT: USD$
	Years Ended March 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalent	$6,046,804	$11,911,933
Prepaid accounts	15,602,258	91,962
Inventory	59,183	324,855
Total current assets	21,708,245	12,328,750
Plant, property and equipment, net	9,629,558	5,033,596
Construction in progress	211,189	4,627,665
Intangible assets, net	63,755,346	8,093,111
Total assets	95,304,338	30,083,122

Liabilities and Stockholders’ Equity (Deficit)
Liabilities:
Current liabilities:
Accounts payable	0	2,299,928
Tax payable	1,634,801	1,204,097
Other payable	229,561	267,182
Total current liabilities	1,864,362	3,771,207
Contingency	23,391,902	0
Total liabilities	25,256,264	3,771,207

Stockholders’ equity
Preferred stock, par value $500.00 per share; 45 shares authorized and issued at September 30, 2010 and March 31, 2010	22,500	22,500
Common stock, par value $0.001 per share; 100,000,000 shares authorized, 29,461,304 shares issued and oustanding at March 31, 2010; and 73,731,361 shares issued and oustanding at March 31, 2011.	73,758	29,461
Additional paid-in capital	36,868,554	4,138,480
Statutory reserve	956,633	956,633
Retained earnings	30,085,336	20,012,077
Accumulated other comprehensive income	2,041,293	1,152,764
Total stockholders’ equity	70,048,074	26,311,915
Total liabilities and stockholders’ equity	$95,304,338	$30,083,122

See Notes to Consolidated Financial Statements

CHINA YCT INTERNATIONAL GROUP, INC.
CONSOLIDATED INCOME STATEMENT

		UNIT: USD$
	FOR THE YEARS ENDED MARCH 31,
	2011	2010

Sales Revenue	$33,465,334	$32,012,404
Cost of Goods Sold	16,181,183	14,201,533
Gross Profit	17,284,151	17,810,871

Selling Expenses	2,649,477	3,570,477
G&A Expense	948,597	1,269,668
R&D Expenses	280,385	322,270
Total expense	3,878,459	5,162,415
Income from operation	13,405,692	12,648,456
Interest Income (Expense)	22,769	-
Other income (Expense)		21,345
Profit before tax	13,428,461	12,669,801
Income tax	3,361,122	3,216,742

Net income	10,067,340	9,453,059
Other comprehensive income
Foreign currency translation adjustment	1,329,603	22,188
Comprehensive income	$11,396,943	$9,475,247

Basic and diluted income per common share
Basic and Diluted	0.32	0.32

Weighted average number of common shares outstanding
Basic and Diluted	35,762,801	29,425,695

See Notes to Consolidated Financial Statements

CHINA YCT INTERNATIONAL GROUP, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDER EQUITY

									UNIT: USD$
CHINA YCT INTERNATIONAL GROUP, INC.	Preferred Stock Series A		Common shares		Additional paid in capital
						Statutory	Accumulated	Retained
	Shares	Amount	Shares	Amount		Reserve	OCI	Earnings	Total
Balance - March 31, 2009	45	22,500	29,380,073	29,380	4,063,039		1,130,576	11,515,651	16,761,146

Issuance of common shares to independent directors			81,231	81	75,441				75,522
Net income for the year								9,453,059	9,453,059
Statutory reserve						956,633		(956,633)	-
Foreign currency translation adjustment							22,188		22,188

Balance - March 31, 2010	45	22,500	29,461,304	29,461	4,138,480	956,633	1,152,764	20,012,077	26,311,915
Issuance of common shares to independent directors			41,997	42	25,664				25,706
Issuance of common shares for the owner of an acquired patent			44,255,087	44,255	32,704,410				32,748,665
Net income for the year								10,067,340	10,067,340
Adjustment to Retained Earnings								5,919	5,919
Foreign currency translation adjustment							888,529		888,529

Balance - March 31, 2011	45	$22,500	73,758,388	$73,758	$36,868,554	$956,633	$2,041,293	$30,085,336	$70,048,074

See Notes to Consolidated Financial Statements

CHINA YCT INTERNATIONAL GROUP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

		UNIT: USD$
	YEAR ENDED MARCH 31,
	2011	2010
Cash Flows From Operating Activities:
Net income	$10,067,340	$9,453,059
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,045,102	262,452
Issue of common shares as compensation	19,760	75,522
Changes in operating assets and liabilities:
Inventory	265,672	(316,508)
Advance to suppliers		(91,962)
Other receivable from related parties		2,075,549
Accounts payable	(2,299,928)	1,843,360
Taxes payable	430,704	718,659
Accrued expenses and other payables	(37,621)	77,292

Net cash provided by (used in) operating activities	9,491,029	14,097,423

Cash flows from investing activities:
Addition to plant and equipment	(5,217,486)	(5,523,378)
Reduction of construction in progress	4,416,476
Investment in Intagible Assets	7,870	(6,738,643)
Prepayment for acquisition of patent	(15,602,258)

Net cash provided by (used in) investing activities	(16,395,398)	(12,262,021)

Effect of exchange rate changes on cash and cash equivalents	1,039,240	28,151

Net increase (decrease) in cash and cash equivalents	(5,865,129)	1,863,553

Cash and cash equivalents at beginning of period	11,911,933	10,048,380

Cash and cash equivalents at ending of period	$6,046,804	$11,911,933

Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$1,004.18	-
Income taxes	$2,956,202	$2,668,826
Non-cash investing activities:
Stock issued for acquisition of patent	$32,748,664	$-
Non-cash financing activities:
Stock issued for services	$41,997	$45,000

See Notes to Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND PRINCIPAL ACTIVITIES

China YCT International Group, Inc. (“China YCT”) was incorporated in the State of Florida, in the United States (the “US”) in January 1989.   China YCT principally operates through the following directly owned subsidiaries: Landway Nano Bio-Tech, Inc. (100% owned), incorporated in Delaware, in the United States, and Shandong Spring Pharmaceutical Co., Ltd. (“Shandong Spring”), (100% owned), incorporated in the People’s Republic of China (“PRC”). China YCT International Group, Inc. and its subsidiaries are collectively referred to as the “Company.”

China YCT, through its wholly owned subsidiary, Shandong Spring, is engaged in the business of developing, manufacturing and marketing its own medicine from gingko extract, and other dietary supplement products in the P.R. China.

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

Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. Significant accounting estimates reflected in the Company’s consolidated financial statements include: the valuation of inventory, the estimated useful lives and impairment of property, equipment, and intangible assets.

Cash and cash equivalents

For the purposes of the statement of cash flow, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

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

Property and equipment

Property and equipment are stated at cost. The cost of an asset comprises its purchase price and any directly attributable costs of bringing the asset to its present working condition and locations for its intended use. Depreciation is calculated using the straight-line method over the following useful lives:

Buildings	30-35 years

Machinery, equipment and automobiles	7-15 years

Expenditures for maintenance and repairs are charged to expense as incurred. Additions, renewals and betterments are capitalized.

Intangible Assets

(i)	Land Use Rights:

All land in the PRC is owned by the government and cannot be sold to any individual or company.  However, the government may grant a “land use right” for occupying, developing and using land. The Company records land use rights obtained as intangible assets at cost, which is amortized evenly over the grant period of 50 years.

(ii)	Patents:

In March 2010, the Company purchased one patent from Shandong YCT Corp.  The patent is the Company’s exclusive right to use an aglycone type and purification method of biotransformation in the gingko product manufacturing process for a period of 20 years from the patent application date.  The patent was recorded at cost when purchased, and is being amortized over the shorter of its remaining legal life, 16.5 years, or its useful life, on a straight-line basis.

On February 28, 2011, the Company acquired U.S. patent No. 6,475,531 B1 titled “Safe Botanical Drug for Treatment and Prevention of Influenza and Increasing Immune Function” through a purchase agreement with L.Y. Research Corp., a New Jersey Corporation. The assessed value of the patent, as of March 31, 2011 is $215,000,000 based on an evaluation report issued on May, 2011 by Ascenda Certified Public Accountant Co., Ltd. Nanjing Branch, P.R. China, a reputable and certified assessment company.

However, according to the purchase agreement between the Company and L.Y. Hong Kong Biotech Limited (LYHK), CYIG acquires the patent as consideration for issuing 75,865,631 shares of CYIG common stock. The total value of the consideration on the acquisition date is $56,140,567 which is calculated by multiplying the total issuing shares, by CYIG’s quoted stock price of $0.74 per share on the date of February 28, 2011.  Therefore, the Company’s book value of the patent was adjusted per the market value to its pre-amortized value.

Revenue recognition

The Company’s revenue recognition policies are in compliance with Staff Accounting Bulletin (“SAB”) 104, included in the Codification as ASC 605, Revenue Recognition. Sales revenue is recognized on the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist, and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are recorded as customer deposits.

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

The Company recorded net VAT payable in the amount of $489,962 and $194,715 as of March 31, 2011 and 2010.

Research and development

Research and development costs are related primarily to the Company’s development of its intellectual property. Research and development costs are expensed as incurred. The costs of material and equipment that are acquired or constructed for research and development activities and have alternative future uses are classified as plant and equipment and depreciated over their estimated useful lives.

The research and development expense for the years ended March 31, 2011 and 2010 was $280,385 and $322,270, respectively.

Advertising costs

Advertising costs for newspaper and television are expensed as incurred.  The Company incurred advertising costs of $170 and $973,580 for the years ended March 31, 2011 and 2010, respectively.

Mailing and handling costs

The Company accounts for mailing and handling fees in accordance with the FASB ASC 605-45 (Emerging Issues Task Force (EITF) Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs). The Company includes shipping and handling fees billed to customers in net revenues. Amounts incurred by the Company for freight are included in cost of goods sold. For the years ended March 31, 2011 and 2010, the Company incurred $1,342,183 and $1,425,597 mailing and handling costs, respectively.

Net income (loss) per share (“EPS”)

Basic EPS excludes dilution and is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (convertible preferred stock, forward contracts, warrants to purchase common stock, contingently issuable shares, common stock options and warrants and their equivalents using the treasury stock method) were exercised or converted into common stock. There are 31,610,679 and nil common stock equivalents available for dilution purposes as of March 31, 2011 and 2010, respectively.

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

As of March 31, 2011, the Company did not identify any financial instruments that are required to be presented on the balance sheet at fair value other than those whose carrying amounts approximate fair value due to their short maturities.

Foreign currency translation

The accounts of the Company’s Chinese subsidiary are maintained in RMB and the accounts of the U.S. parent company are maintained in USD. The accounts of the Chinese subsidiary were translated into USD in accordance with Accounting Standards Codification (“ASC”) Topic 830 “Foreign Currency Matters,” with the RMB as the functional currency for the Chinese subsidiary. According to Topic 830, all assets and liabilities were translated at the exchange rate on the balance sheet date; stockholders’ equity is translated at historical rates and statement of income items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC Topic 220, “Comprehensive Income.” Gains and losses resulting from the translations of foreign currency transactions and balances are reflected in the statements of income.

Translation adjustments resulting from this process amounted to $2,041,293 and $1,152,764 as of March 31, 2011 and 2010, respectively.

The following exchange rates were adopted to translate the amounts from RMB into United States dollars (“USD$”) for the respective periods:

	March 31, 2011	March 31, 2010
Year End RMB Exchange Rate (RMB/USD$)	6.5564	6.8263
Average Period RMB Exchange Rate (RMB/USD$)	6.7111	6.8290

Recent accounting pronouncements

In April 2010, FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require an entity to provide disclosures about the fair value of financial instruments in interim financial information. This FSP also amends Accounting Principles Board Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 are effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  Effective April 1, 2009, the Company adopted this pronouncement.  The adoption of this pronouncement did not have any significant impact on the Company’s financial condition or results of operations.

In January 2010, FASB issued authoritative guidance to improve disclosures about fair value measurements. This guidance amends previous guidance on fair value measurements to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurement on a gross basis rather than on a net basis as currently required. This guidance also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. This guidance is effective for annual and interim periods beginning after December 15, 2009, except for the requirement to provide the Level 3 activities of purchases, sales, issuances, and settlements on a gross basis, which will be effective for annual and interim periods beginning after December 15, 2010. Early application is permitted and, in the period of initial adoption, entities are not required to provide the amended disclosures for any previous periods presented for comparative purposes. The Company does not expect the adoption of this pronouncement to have a significant impact on its financial condition or results of operations.

NOTE 3 – PREPAID ACCOUNTS

The prepaid account in the amount of $15,602,258 is a cash payment to a Chinese research company for the acquisition of a patent.  As of March 31, 2011, the patent had not been transferred to the Company due to the incompletion of the required transferring paper work.  When the Company obtains the title of the patent, the prepayment will be reclassified to a patent.

NOTE 4 - INVENTORY

Inventory consists of finished goods, work-in-process, and raw materials. No allowance for inventory was made for the years ended March 31, 2011 and 2010.

The components of inventories as of March 31, 2011 and 2010 were as follows:

	Year Ended
	March 31, 2011	March 31, 2010
Raw materials	$8,699	$8,355
Work-in-progress	27,225	77,333
Finished goods	23,259	239,166
Total Inventories	$59,183	$324,855

NOTE 5 – PLANT, PROPERTY AND EQUIPMENT, NET

The components of property and equipment as of March 31, 2011 and 2010 were as follows:

	Year Ended
	March 31, 2011	March 31, 2010
Machinery & Equipment	$516,935	$477,089
Furniture & Fixture	96,156	92,355
Building	9,685,212	4,896,857
Subtotal	10,298,303	5,466,301
Less: Accumulated Depreciation	(668,745)	(432,705)
Total plant, property and equipment, net	$9,629,558	$5,033,596

The depreciation expense for the years ended March 31, 2011 and 2010 was $236,040 and $211,290, respectively.

NOTE 6 – CONSTRUCTION IN PROGRESS

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

NOTE 7 - MAJOR CUSTOMER AND VENDOR

In the year ended March 31, 2011, the Company mainly sells products to individual retail customers through eight major distributors.

The Company purchases the majority of its products from Shandong Yong Chun Tang according to the contract signed on December 26, 2006 between the Company and Shandong Yuan Chun Tang. For the year ended March 31, 2011, the purchase from the three major vendors was $15,110,708, representing 60% of the Company’s annual total purchase.

Shandong YCT	$9,141,487

Shandong Kangyuan	$4,120,910

Shandong Yongfeng	$1,848,311

Total	$15,110,708

NOTE 8 - INTANGIBLE ASSETS, NET

The intangible assets of the Company consist of land use right and purchased patents.

Net land use right and purchased patents were as follows:

	Amortization	As of
	Period	March 31, 2011	March 31, 2010
Land use right	50 years	1,547,801	$1,486,603
Less: Accumulated amortization		(139,821)	(104,057)
Land use right, net		1,407,980	1,382,546
Patent 1	16.5 years	7,016,045	6,738,643
Patent (U.S. No. 6,475,531 B1)	119 months	56,140,567	0
Less: Accumulated amortization		(809,245)	(28,078)
Patents, net		$62,347,368	$6,710,565

The amortization expense of land use right for the years ended March 31, 2011 and 2010 was $35,764 and $22,673, respectively.

The amortization expense of patent for the years ended March 31, 2011 and 2010 was $781,167 and $28,078, respectively.

NOTE 9 - TAX PAYABLE

Tax payable at March 31, 2011 and 2010 were as follows:

	As of
	March 31, 2011	March 31, 2010

Corporate Income Tax	$1,141,293	$993,804
Value-Added Tax	489,962	194,715
Other Tax & Fees	3,546	15,577

Total Tax Payable	$1,634,801	$1,204,097

NOTE 10 - INCOME TAXES

Shandong Spring Pharmaceutical Co., Ltd is subject to the Enterprise income tax (“EIT”) at a statutory rate of 25%.

For the years ended March 31, 2011 and 2010, Shandong Spring Pharmaceutical Co., Ltd. recorded income tax provisions of $3,361,122 and $3,216,742, respectively.

NOTE 11 - CONTINGENCY

On February 28, 2011, the Company entered into a purchase agreement with L.Y. Research Corp., a New Jersey corporation.   Pursuant to the terms of the purchase agreement, the Company acquires a patent from L.Y. (HK) Biotech Limited, in exchange for 75,865,631 shares of the Company’s common stock. Pursuant to the terms of the purchase agreement, the total consideration was paid and will be paid at the following steps:
i)	at closing, 44,255,087 shares of the Company’s common stock;
ii)	upon the quotation of the Company’s common stock on the OTCBB or OTCQB, 11,063,968 shares of the Buyer’s common stock; and
iii)
upon the receipt by the Buyer of a minimum of $20,000,000 in gross proceeds from a debt or equity financing, or a series of debt and/or equity financings, or upon the quotation of its common stock on NASDAQ, 20,546,711 shares of the Company’s common stock.

The occurrences of the terms (ii) and (iii) above are not certain, therefore, are considered as contingent considerations.  The contingent considerations are calculated as follows:

a.
Upon quotation of YCT common stock on OTCBB, 11,063,968 shares of YCT common stock will be issued to L.Y.’s shareholder  The contingent consideration was calculated using the quoted market price at acquisition date:

11,063,968 shares x 0.74/per share = $8,187,336

b.
Upon receipt of a minimum of $20 million in gross proceeds from a debt or equity financing, or upon quotation at NASDAQ, 20,546,711 shares of YCT common stock will be issued to L.Y.’s shareholder.  The contingent consideration was calculated using the quoted market price at acquisition date:

20,546,711 shares x 0.74/ per share = $15,204,566

Total Contingent Consideration as summed from the above calculation is equal to:

$8,187,336 + $15,204,566= $23,391,902

NOTE 11 - STOCKHOLDERS’ EQUITY

Stock Issued to Independent Directors

On April 29, 2010 and October 4, 2010 the Company issued 14,970 shares and 27,027 shares of  common stock in the form of restricted shares to Mr. Robert J. Fanella, the independent director and chairman of audit committee as compensation for his services. The shares were valued at the average closing market price of the common stock for the five trading days preceding and including the date stock was issued.

The total amount of the compensation in the form of issuing shares of common stocks to the independent directors was $25,706 and $75,522 for the years ended March 31, 2011 and 2010, respectively.

Stock Issued for Acquisition of Patent

On February 28, 2011, the Company issued 44,255,087 shares of common stocks, as a partial of total considerations to acquire a U.S. patent No. 6,475,531 B1 titled “Safe Botanical Drug for Treatment and Prevention of Influenza and Increasing Immune Function”) from L.Y. Research Corp., a New Jersey Corporation.  The shares of the common stocks were valued at the average closing market price on February 28, 2011 in the amount of $32,748,664.

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

As of March 31, 2011, the Company appropriated $956,633 to the statutory reserve.