Form 10-Q
period 2011-06-30
China YCT International Group, Inc.
filed 2011-09-09
CIK 847464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

Commission file number: 0-53600

CHINA YCT INTERNATIONAL GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	65-2954561
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

c/o Shandong Spring Pharmaceutical Co., Ltd
Economic Development Zone.
Gucheng Road Sishui County Shandong Province	273200
PR China

(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: 406-282-3188

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☐                         Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

The number of shares outstanding of the issuer’s common stock on September 5, 2011 was 73,780,610.

CHINA YCT INTERNATIONAL GROUP, INC.
FORM 10-Q
 QUARTERLY PERIOD ENDED JUNE 30, 2011

INDEX

Item 1. Financial Statement

CHINA YCT INTERNATIONAL GROUP, INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)

Table of Contents

Page

Consolidated Balance Sheets as of June 30, 2011 (Unaudited) and March 31, 2011	4

Consolidated Statements of Income for the three months ended June 30, 2011 and 2010 (Unaudited)	5

Consolidated Statements of Cash Flows for the three months ended June 30, 2011 and 2010 (Unaudited)	7

Notes to Consolidated Financial Statement (Unaudited)	8-16

CHINA YCT INTERNATIONAL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEET

	UNIT: USD$
	June 30, 2011	March 31, 2011
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalent	$16,316,460	$6,046,804
Prepaid accounts	5,551,348	15,602,258
Inventory	1,635,250	59,183
Total current assets	23,503,059	21,708,245
Plant, property and equipment, net	9,677,789	9,629,558
Construction in progress	213,956	211,189
Intangible assets, net	62,137,004	63,755,346
Total assets	95,531,808	95,304,338

Liabilities and Stockholders’ Equity (Deficit)
Liabilities:
Current liabilities:
Accounts payable	209,871	0
Tax payable	754,647	1,634,801
Other payable	113,937	229,561
Total current liabiliites	1,078,454	1,864,362
Contingency	23,391,902	23,391,902
Total liabilities	24,470,356	25,256,264

Stockholders’ Equity
Preferred stock, par value $500.00 per share; 45 shares authorized and issued at September 30, 2010 and March 31, 2010	22,500	22,500
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 73,780,610 and 73,758,388 shares issued and outstanding at June 30, 2011 and March 31, 2011, respectively	73,780	73,758
Additional paid-in capital	36,879,643	36,868,554
Statutory reserve	956,633	956,633
Retained earnings	31,929,575	30,085,336
Accumulated other comprehensive income	1,199,321	2,041,293
Total stockholders’ equity	71,061,452	70,048,074
Total liabilities and stockholders’ equity	$95,531,808	$95,304,338

Notes to Financial Statements is attached.

CHINA YCT INTERNATIONAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	UNIT: USD$
	FOR THE THREE MONTHS ENDED
	June 30, 2011	June 30, 2010
Sales Revenue	$7,944,264	$5,661,519
Cost of Goods Sold	3,582,345	3,061,321
Gross Profit	4,361,919	2,600,198

Selling Expenses	1,179,552	502,713
G&A Expense	583,223	294,536
R&D Expenses	193,518	60,338
Total expense	1,956,293	857,587
Income from operation	2,405,626	1,742,611
Interest income (Expense)	-41	-
Other income (Expense)	68,215	-
Profit before tax	2,473,800	1,742,611
Income tax	618,450	459,298

Net income	1,855,350	1,283,313
Other comprehensive income
Foreign currency translation adjustment	- 841,973	144,853
Compenhensive income	$1 ,013,377	$1 ,428,166

Basic and diluted income per common share
Basic and Diluted	0.03	0.04

Weighted average number of common shares outstanding
Basic and Diluted	73,731,361	29,471,503

Notes to Financial Statements is attached.

CHINA YCT INTERNATIONAL GROUP, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDER EQUITY

									UNIT: USD$
	Preferred Stock
CHINA YCT INTERNATIONAL GROUP, INC.	Series A		Common shares		Additional paid		Accumulated	Retained
	Shares	Amount	Shares	Amount	in capital	Statutory Reserve	OCI	Earnings	Total

Balance - March 31, 2010	45	22,500	29,461,304	29,461	4,138,480	956,633	1,152,764	20,012,077	26,311,915
Issuance of common shares to independent directors			41,997	42	25,664				25,706
Issuance of common shares for the owner of an acquired patent			44,255,087	44,255	32,704,410				32,748,665
Net income for the year								10,067,340	10,067,340
Adjustment to Retained Earnings								5,919	5,919
Foreign currency translation adjustment							888,529		888,529

Balance - March 31, 2011	45	$22,500	73,758,388	$73,758	$36,868,554	$956,633	$2,041,293	$30,085,336	$70,048,074
Net income for the quarter								1,855,350	1,855,350
Issuance of common shares to independent directors			22,222	22	11,089				11,111
Adjustment to Retained Earnings								(11,111)	(11,111)
Foreign currency translation adjustment							(841,972)		(841,972)
Balance - June 30, 2011	45	$22,500	73,780,610	$73,780	$36,879,643	$956,633	$1,199,321	$31,929,575	$71,061,452

Notes to Financial Statements is attached.

CHINA YCT INTERNATIONAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
(Unaudited)

	UNIT: USD$
	NINE MONTH ENDED
	June 30, 2011	June 30, 2010
Cash Flows From Operating Activities:
Net income	$1,855,350	$1,283,313
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,225,006	147,414
Issue of common shares as compensation		19,760
Changes in operating assets and liabilities:
Inventory	(1,576,067)	71,837
Accounts payable	209,871	(2,299,928)
Taxes payable	(439,998)	(478,039)
Accrued expenses and other payables	(115,624)	42,292

Net cash provided by (used in) operating activities	1,158,536	(1,213,351)

Cash flows from investing activities:
Addition to plant and equipment	(77,596)	(52,618)
Prepayment to a third party verndor for acquisition of patent	10,030,688	(7,355,192)

Net cash provided by (used in) investing activities	9,953,092	(7,407,810)

Effect of exchange rate changes on cash and cash equivalents	(841,973)	101,975

Net increase (decrease) in cash and cash equivalents	10,269,655	(8,519,186)

Cash and cash equivalents at beginning of period	6,046,804	11,911,933

Cash and cash equivalents at ending of period	$16,316,460	$3,392,747

Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	81	0
Income taxes	$1,936,972	$1,231,593
Non-cash financing activities:
Stock issued for services	22,222	14,970

Notes to Financial Statements is attached.

NOTE 1 - ORGANIZATION AND PRINCIPAL ACTIVITIES

China YCT International Group, Inc. (“China YCT”) was incorporated in the State of Florida, in the United States (the “US”) in January 1989, and reincorporated in the State of Delaware on April 4, 2007.  China YCT principally operates through the following directly owned subsidiaries: Landway Nano Bio-Tech, Inc. (100% owned), incorporated in Delaware, in the United States, and Shandong Spring Pharmaceutical Co., Ltd. (“Shandong Spring”), (100% owned), incorporated in the People’s Republic of China (“PRC”). China YCT International Group, Inc. and its subsidiaries are collectively referred to as the “Company.”

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

On February 28, 2011, the Company acquired U.S. patent No. 6,475,531 B1 titled “Safe Botanical Drug for Treatment and Prevention of Influenza and Increasing Immune Function”) through a purchase agreement with L.Y. Research Corp., a New Jersey Corporation.

However, according to the purchase agreement between the Company and L.Y. Hong Kong Biotech Limited (LYHK), CYIG acquires the patent for a consideration of issuing total 75,865,631 shares of CYIG common stock. The total value of the consideration on the acquisition date is $56,140,567 which is calculated by the total issuing shares, multiplying CYIG’s quoted stock price $0.74 per share on February 28, 2011. The Company also received an independent third party assessment that supported the value of the patent.

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

The Company recorded net VAT Payable in amount of $85,160 and $465,811 as of June 30, 2011 and March 30, 2011, respectively.

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

The research and development expense for the three months ended June 30, 2011 and 2010 was $193,518 and $60,338, respectively.

Advertising costs

Advertising costs for newspaper and television are expensed as incurred.  The Company incurred advertising costs of $76,910 and nil for the three months ended June, 2011 and 2010, respectively.

Mailing and handling costs

The Company accounts for mailing and handling fees in accordance with the FASB ASC 605-45 (Emerging Issues Task Force (EITF) Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs). The Company includes shipping and handling fees billed to customers in net revenues. Amounts incurred by the Company for freight are included in cost of goods sold. For the three months ended June 30, 2011 and 2010, the Company incurred $390,010 and $247,031 mailing and handling costs, respectively.

Net income (loss) per share (“EPS”)

Basic EPS excludes dilution and is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (convertible preferred stock, forward contracts, warrants to purchase common stock, contingently issuable shares, common stock options and warrants and their equivalents using the treasury stock method) were exercised or converted into common stock. There are 31,610,679 and nil common stock equivalents available for dilution purposes as of June 30, 2011 and 2010, respectively.

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

Translation adjustments resulting from this process amounted to $(841,973) and $144,853 as of June 30, 2011 and 2010, respectively.

The following exchange rates were adopted to translate the amounts from RMB into United States dollars (“USD$”) for the respective periods:

	June 30, 2011	March 31, 2011	June 30, 2010
Three Months End RMB Exchange Rate (RMB/USD$)	6.4716	6.5564	6.7909
Average Period RMB Exchange Rate (RMB/USD$)	6.5011	6.7111	6.8235

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

NOTE 3 – PREPAID ACCOUNTS

The prepaid account in amount of $5,551,348 is a cash payment to a Chinese research company for the acquisition of a patent.  During the quarter ended June 30, 2011, $10,050,910 prepayment was refunded by the owner of the patent due to the incompletion of the required transferring paper work.  When the Company obtains the title of the patent, the rest of the payment will be made to the owner of the patent and the prepayment will be reclassified to a patent.

NOTE 4 - INVENTORY

Inventory consists of finished goods, work-in-process, and raw materials. No allowance for inventory was made for the three months ended June 30, 2011 and 2010.

The components of inventories as of June 30, 2011 and March 31, 2011 were as follows:

	Period Ended
	June 30, 2011	March 31, 2011
Raw materials	$854,854	$8,699
Work-in-progress	212,846	27,225
Finished goods	567,550	23,259
Total Inventories	$1,635,250	$59,183

NOTE 5 – PLANT, PROPERTY AND EQUIPMENT, NET

The components of property and equipment as of June 30, 2011 and March 31, 2011 were as follows:

	Period Ended
	June 30, 2011	March 31, 2011
Machinery & Equipment	$512,191	$516,935
Furniture & Fixture	129,405	96,156
Building	9,632,593	9,685,212
Subtotal	10,474,188	10,298,303
Less: Accumulated Depreciation	(796,399)	(668,745)
Total plant, property and equipment, net	$9,677,789	$9,629,558

The depreciation expense for the three months ended June 30, 2011 and 2010 was $127,654 and $54,456, respectively.

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

NOTE 7 - MAJOR CUSTOMER AND VENDOR

In the three months ended June 30, 2011, the Company mainly sells products to individual retail customers through eight major distributors.

For the three months ended June 30, 2011, the purchase from the two major vendors was $4,774,381, representing 83% of the Company’s total purchase for the quarter.

Shandong Kangyuan	3,329,167
Shandong YCT	1,445,213
Total	$4,774,381

NOTE 8 - INTANGIBLE ASSETS, NET

The intangible assets of the Company consist of land use right and purchased patents.

Net land use right and purchased patents were as follows:

	Amortization	As of
	Period	June 30, 2011	March 31, 2011

Land use right	50 years	1,547,801	1,547,801
Less: Accumulated amortization		(149,626)	(139,821)
Land use right, net		1,398,175	1,407,980
Patent 1	16.5 years	7,107,979	7,016,045
Patent (U.S. No. 6,475,531 B1)	119 months	56,140,567	56,140,567
Less: Accumulated amortization		(2,529,998)	(809,245)
Patents, net		$60,718,548	$62,347,368

The amortization expense of land use right for the three months ended June 30, 2011 and 2010 was $9,805 and $8,141, respectively.

The amortization expense of patent for the three months ended June 30, 2011 and 2010 was $1,720,753 and $84,819, respectively.

NOTE 9 - TAX PAYABLE

Tax payable at June 30, 2011 and March 31, 2011 were as follows:

	As of
	June 31, 2011	March 31, 2011

Corporate Income Tax	$671,495	$1,141,293
Value-Added Tax	85,160	489,962
Other Tax & Fees	(2,009)	3,546

Total Tax Payable	$754,647	$1,634,801

NOTE 10 - INCOME TAXES

Shandong Spring Pharmaceutical Co., Ltd is subject to the Enterprise income tax (“EIT”) at a statutory rate of 25%.

For the years ended March 31, 2011 and 2010, Shandong Spring Pharmaceutical Co., Ltd. recorded income tax provisions of $671,495 and $459,533, respectively.

NOTE 11 - CONTINGENCY

On February 28, 2011, the Company entered into a purchase agreement with L.Y. Research Corp., a New Jersey corporation.   Pursuant to the terms of the purchase agreement, the Company acquires a patent from L.Y. (HK) Biotech Limited, in exchange for 75,865,631 shares of the Company’s common stock. Pursuant to the terms of the purchase agreement, the total consideration was paid and will be $56,140,567.  However, the occurrences of $23,391,902 are considered as contingent considerations.

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

Overview

China YCT International Group, Inc. (“China YCT”) was incorporated in the State of Florida in January 1989, and reincorporated in the State of Delaware on April 4, 2007. China YCT principally operates through two of its wholly-owned subsidiaries: Landway Nano Bio-Tech, Inc., incorporated in Delaware, and Shandong Spring Pharmaceutical Co., Ltd. (“Shandong Spring”), incorporated in the People’s Republic of China (the “PRC”). China YCT International Group, Inc. and its subsidiaries are collectively referred to as the “Company”. China YCT, through its wholly-owned subsidiary, Shandong Spring, is engaged in the business of developing, manufacturing and marketing gingko and distributing other dietary supplement products in the PRC.

Results of Operations – Three Months ended June 30, 2011 compared to the Three Months Ended June 30, 2010

Net Sales

During the three months ended June 30, 2011, we realized $7,944,264 of sales revenue, an increase of 40% or $2,282,745 as compared to $5,661,519 for the same period of 2010. Starting from April 2010, we restructured our product distribution line due to profitability considerations. We discontinued the distribution of 24 cosmetic and daily necessities products due to increases of advertisement, transportation costs that resulted from new government regulations issued by SFDA of China. Meanwhile, we continued the distribution of our 10 types of health care supplement products, which are not affected by the government regulations. Since September 2009, we started to engage in the production and distribution of our own patented drug,, Huoliyuan Capsule,, and develop distribution channels for the drug. Our sales have increased since September 2009 as a result of the establishment of our manufacturing and distribution of Huoliyuan Capsule.

During the three months ended June 30, 2011, 58% of our revenues were from the sale of the 10 types of health care supplement products and 42% of our revenues were from sales of Huoliyuan Capsule. The following table sets forth a sales breakdown comparison by product for the periods under review:

Sales from:	June 30, 2011	June 30, 2010	Change in $	Variance
Health care supplements	2,769,518	3,632,333	(862,815)	-24%
Drugs	4,627,751	2,029,186	2,598,565	128%
Others	546,995	0	546,995
Total	7,944,264	5,661,519	2,282,745	40%

Cost of Goods Sold

Our costs of revenue were comprised primarily of the cost of finished goods we purchased from Shandong YCT, the raw materials we purchased from third party vendors and the manufacturing cost of Huoliyuan Capsule. During the three months ended June 30, 2011, our cost of goods sold totaled $3,582,345, representing an increase of $521,024 or 17% as compared to $3,061,321 during the same period of 2010. The percentages of the costs of goods sold to total revenues decreased to 45% from 54%, as compared to the same quarter of the previous year. The decrease of the ratio of cost of goods sold to total revenue is mainly due to the increased production and sales of Huoliyuan Capsule, which costs less than other products.

Gross Profit

Gross profit during the three months ended June 30, 2011 was $4,361,919, an increase of 68% or $1,761,721 as compared to the same period in the previous year. The increase in gross profit is a result of increased sales revenue and decreased cost of goods sold. Gross profit as a percentage of net revenues was 55% during the three months ended June 30, 2011, an increase of 9% as compared to the same period of the prior year. The increase in gross profit and gross profit percentage are primarily due to the increased sales revenue and the decreased cost of goods sold during the quarter ended June 30, 2011.

The following table sets forth a breakdown of our gross profits and gross margin of different products during the quarters ended June 30, 2011 and 2010:

	Gross Profit		Gross Profit
	For the quarter ended June 30, 2011,		For the quarter ended June 30, 2010
Products
Health care supplements	3,316,513	55%	1,591,014	45%
Drugs	4,627,751	54%	1,047,648	47%
Overall	7,944,264	55%	2,638,662	46%

Research and Development Expenses.

Our R&D expenses during the three months ended June 30, 2011 and 2010 were $193,518 or approximate 2% of total corresponding revenue and $60,338 or approximate 1% of total corresponding revenue, respectively. We have not incurred any significant R&D expenses since June 30, 2011. However, our long term goal is to utilize advanced biological technology to refine and extract the beneficial compounds in plants that have traditionally been known to have medicinal benefits, primarily gingko. Toward that end, we have a staff of eight employees engaged in research and development of new technologies and products. In addition we maintain close ties to the research staffs at Tsinghua University, China Agriculture University, Shandong Herbal Medicine University, and the Shandong Herbal Medicine Research Institute.

Selling, General and Administrative Expenses (SG&A Expenses).

During the quarter ended June 30, 2011, our SG&A expenses consisted primarily of sales commissions, promotion expenses, freight charges and related compensation. Our overall SG&A expenses for three months ended June 30, 2011 were $1,762,775 or 22% of our net sales for the period, representing an increase of 121% or $965,526 as compared with the SG&A expenses for the same period of the previous year. The increase in our overall SG&A expenses was primarily due to the increase of selling expenses and depreciation expense of an acquired patent.

Net Income

During the quarter ended June 30, 2011, we realized $1,855,350 in net income, representing a 45% or $572,037 increase as compared to $1,283,313 during the quarter ended June 30, 2010. The increase of our net income was a result of the increase in our sales revenue.

Liquidity and Capital Resources

Our principal sources of liquidity were primarily generated from our operations. As of June 30, 2011, Shandong Spring Pharmaceutical had $22,424,604 in working capital, an increase of $2,580,721 or 13% as compared to $19,843,883 in working capital at March 31, 2011. The increase in the working capital at June 30, 2011 was primarily due to the increase in inventory to $1,635,250 from $59,183.

On October 26, 2010,, Shandong Spring Pharmaceutical signed an agreement to purchase three patents relating to Chinese herbal formulas from Jining Tianruitong Technology Development Limited Company for $15,557,318, which agreement was subsequently amended and restated on March 14, 2011.  As of June 30, 2011, cash and cash equivalents were $16,316,460, an increase by $10,269,656 or 170% from $6,046,804 as of March 31, 2011. The increase in the amount of cash was caused by a return of $10,050,910 from the owner of three patents because certain governmental approvals for the transfer of one patent was not completed and the patents are being purchased as a group.. We are obtaining the governmental approval for the transfer and expect to complete the transfer in the fourth quarter of the fiscal year ending March 31, 2012.  Approval from the State Intellectual Property Office of the PRC. is required to transfer the remaining patent. .The total purchase price for the patents is $15,557,318 (based on the exchange rate on March 31, 2011) and , as of June 30, 2011, $5,414,557 had been paid. After the Company obtains title to the patents, the balance of the payment will be made in three equal annual installments of RMB 25,500,000 and the prepayment will be reclassified to the patents.

Based on our current operating plan, we believe that existing cash and cash equivalents balances, and the funds to be generated by operations will be sufficient to meet our working capital and capital requirements for our current operations for at least the next 12 months. Our operations produced positive cash flow of $11,189,224 during the three months ended June 30, 2011. We did not have accounts receivable outstanding as of June 30, 2011. We expect our marketing activities to continue to help generate positive cash flow.  However, once we commence our gingko production operations, the working capital requirements of manufacturing may put pressure on our cash flow, and we may be required to seek additional capital and reduce certain spending as needed. There can be no assurance that any additional financing will be available on acceptable terms.

The following table sets forth a summary of our cash flows for the periods as indicated:

	Three months ended
	June 30, 2011	June 30, 2010
Net cash provided by operating activities	$1,158,536	$(1,213,351)
Net cash provided by(used in) investing activities	$9,953,092	$(7,407,810)
Net cash provided by financing activities	$0	$0
Effect of exchange rate change on cash and cash equivalents	$(841,973)	$101,975
Net increase in cash and cash equivalents	$10,269,655	$(8,519,186)
Cash and cash equivalents, beginning balance	$6,046,804	$11,911,933
Cash and cash equivalents, ending balance	$16,316,460	$3,392,747

Operating Activities

Net cash provided by operating activities was $1,158,536 for the three month period ended June 30, 2011, an increase of 195% or $2,371,887 from the $(1,213,351) net cash provided by operating activities during the three month ended June 30, 2010. The increase was mainly attributable to the increase in our net income and accounts payable.

Investing Activities

During the quarter ended June 30, 2011, our net cash provided by investing activities was $9,953,092, as compared to $(7,407,810) during the quarter ended June 30, 2010. This positive cash flow from the investing activities during the quarter ended June 30, 2011 was primarily caused by a refund of prepayment of $10,050,910 from the owner of a patent due to the patent not being transferred.

Financing Activities

Net cash generated or used by financing activities during the three month period ended June 30, 2011 and 2010 were both 0. None of our officers or shareholders has made commitments to the Company for financing in the form of advances, loans or credit lines.

In order to fully implement our business plan, we will need capital contributions far in excess of our current asset value. Our estimate for bringing our manufacturing facility to an operating level to be profitable is $10 million, although there can be no assurance profitability can be achieved.  To fully implement our business plan, including development of a facility to utilize our proprietary method of extracting flavones from ginkgo by using enzyme technology, we will need approximately $40 million. Our expectation, therefore, is that we will seek to access the capital markets to obtain the funds we need. At the present time, however, we are still looking for commitments of funds and there is no assurance such funds will be available or, if available, if the terms will be acceptable.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2011. Pursuant to Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by China YCT International Group in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information China YCT International Group is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that China YCT International Group’s system of disclosure controls and procedures was effective as of June 30, 2011 for the purposes described in this paragraph.

Changes in Internal Controls.

There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation described in the preceding paragraph that occurred during the three months ended June 30, 2011 that has materially affected or is reasonably likely to materially affect China YCT International Group’s internal control over financial reporting. Pursuant to Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, the term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the issuer's principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 8, 2011, the Company issued 22,222 shares of our common stock to Robert J. Fanella, our independent director, as part of his compensation to serve as the independent director during the year of 2011. The offer and sale of the common stock therein were exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof and Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Removed and Reserved

Item 5. Other Information

None

Item 6. Exhibits

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

XBRL Exhibit
101.INS† XBRL Instance Document.
101.SCH† XBRL Taxonomy Extension Schema Document.
101.CAL† XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF† XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB† XBRL Taxonomy Extension Label Linkbase Document.
101.PRE† XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA YCT INTERNATIONAL GROUP, LTD.

By:

Date: September 8, 2011

/s/ Yan Tinghe
Yan Tinghe Chief Executive Officer
(Principal Executive Officer)

/s/ Li Chuanmin
Li Chuanmin Chief Financial Officer
(Principal Financial Officer)