Form 10-Q/A
period 2011-06-30
China YCT International Group, Inc.
filed 2011-09-12
CIK 847464

UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE – AMENDMENT

The sole purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 as filed with the Securities and Exchange Commission on September 9, 2011 (the “Form 10-Q”) is to (i) furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T and (ii) to change the heading on the Condensed Consolidated Statement of Cash Flows to "Three Months Ended."

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and otherwise are not subject to liability under those sections.

CHINA YCT INTERNATIONAL GROUP, INC.
FORM 10-Q/A
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
	THREE MONTHS ENDED
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

XBRL Exhibit
101.INS XBRL Instance Document.
101.SCH XBRL Taxonomy Extension Schema Document.
101.CALXBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB XBRL Taxonomy Extension Label Linkbase Document.
101.PRE XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA YCT INTERNATIONAL GROUP, LTD.

By:

Date: September 9, 2011
/s/ Yan Tinghe
Yan Tinghe Chief Executive Officer
    (Principal Executive Officer)

/s/ Li Chuanmin
Li Chuanmin Chief Financial Officer
    (Principal Financial Officer)