Form 10-Q
period 2011-09-30
China YCT International Group, Inc.
filed 2011-11-14
CIK 847464

UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                             For the quarterly period ended September 30, 2011

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

The number of shares outstanding of the issuer’s common stock on November 7, 2011 was 73,780,610.

CHINA YCT INTERNATIONAL GROUP, INC.
FORM 10-Q/A
 QUARTERLY PERIOD ENDED JUNE 30, 2011

INDEX

Item 1. Financial Statement

CHINA YCT INTERNATIONAL GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

Table of Contents

Page

Consolidated Balance Sheets as of September 30, 2011 (Unaudited) and March 31, 2011	4

Consolidated Statements of Income for the three and six months ended September 30, 2011 and 2010 (Unaudited)	5

Consolidated Statement of Stockholder Equity as of September 30, 2011 (Unaudited) and March 31, 2011	6

Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010 (Unaudited)	7

Notes to Consolidated Financial Statement (Unaudited)	8-15

CHINA YCT INTERNATIONAL GROUP, INC.
CONSOLIDATED BALANCE SHEET

	September 30, 2011 (Unaudited)	UNIT: USD$ March 31, 2011 Audited
Assets
Current assets:
Cash and cash equivalent	$19,697,004	$6,046,804
Prepaid accounts	5,653,292	15,602,258
Inventory	1,804,397	59,183
Total current assets	27,154,694	21,708,245
Plant, property and equipment, net	9,800,061	9,629,558
Construction in progress	217,885	211,189
Intangible assets, net	60,825,029	63,755,346
Total assets	97,997,668	95,304,338

Liabilities and Stockholders’ Equity (Deficit)
Liabilities:
Current liabilities:
Tax payable	1,149,874	1,634,801
Other payable	116,029	229,561
Total current liabiliites	1,265,903	1,864,362
Contingent Liability	23,391,902	23,391,902
Total liabilities	24,657,805	25,256,264
Stockholders’ Equity
Preferred stock, par value $500.00 per share; 45 shares authorized and issued at September 30, 2010 and March 31, 2010	22,500	22,500
Common stock, par value $0.001 per share; 73,780,610 and 73,731,361 shares authorized and issued at September 30, 2011 and March 31, 2011, respectively.	73,780	73,758
Additional paid-in capital	36,879,643	36,868,554
Statutory reserve	956,633	956,633
Retained earnings	32,730,327	30,085,336
Accumulated other comprehensive income	2,676,980	2,041,293
Total stockholders’ equity	73,339,863	70,048,074
Total liabilities and stockholders’ equity	$97,997,668	$95,304,338

Notes to Financial Statements is attached.

CHINA YCT INTERNATIONAL GROUP, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Sales Revenue	$8,421,007	$5,752,798	$16,365,271	$11,414,317
Cost of Goods Sold	3,599,224	3,114,136	7,181,569	6,175,456
Gross Profit	4,821,783	2,638,662	9,183,702	5,238,861
Selling Expenses	612,003	430,682	1,791,555	933,395
G&A Expense	1,602,460	288,304	3,600,991	502,914
R&D Expenses	200,303	61,651	393,821	121,989
Total expense	2,414,767	780,637	5,786,368	1,558,298
Income from operation	2,407,016	1,858,025	3,397,334	3,680,563
Interest income (Expense)	75,961	-	144,135	-
Profit before tax	2,482,977	1,858,025	3,541,469	3,680,563
Income tax	620,744	484,502	885,367	943,800

Net income	1,862,233	1,373,523	2,656,102	2,736,763
Other comprehensive income
Foreign currency translation adjustment	416,179	391,336	635,687	536,189
Comprehensive income	$2,278,412	$1,764,859	$3,291,789	$3,272,952
Basic and diluted income per common share
Basic and Diluted	$0.03	$0.05	$0.04	$0.09
Weighted average number of common shares outstanding
Basic and Diluted	73,780,610	29,471,503	73,780,610	29,473,902

  Notes to Financial Statements is attached.

CHINA YCT INTERNATIONAL GROUP, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDER EQUITY

								UNIT: USD$
	Preferred Stock Series A		Common shares		Additional paid in	Statutory	Accumulated	Retained
	Shares	Amount	Shares	Amount	capital	Reserve	OCI	Earnings	Total
Balance - March 31, 2011	45	22,500	73,758,388	73,758	36,868,554	956,633	2,041,293	30,085,336	70,048,074
Issuance of common shares to independent directors			22,222	22	11,089				11,111
Adjustment to net income								(11,111)	(11,111)
Net income for the quarter								793,869	793,869
Foreign currency translation adjustment							219,508		219,508
Balance - June 30, 2011	45	$22,500	73,780,610	$73,780	$36,879,643	$956,633	$2,260,801	$30,868,094	$71,061,451
Net income for the quarter								1,862,233	1,862,233
Foreign currency translation adjustment							416,179		416,179
Balance - September 30, 2011	45	$22,500	73,780,610	$73,780	$36,879,643	$956,633	$2,676,980	$32,730,327	$73,339,863

  Notes to Financial Statements is attached.

CHINA YCT INTERNATIONAL GROUP, INC.
CONSOLIDATED STATEMENT OF CASH FLOW
(Unaudited)

		UNIT: USD$
	SIX MONTH ENDED
	September 30, 2011	September 30, 2010
Cash Flows From Operating Activities:
Net income	$2,656,102	$2,683,871
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,399,944	304,005
Issue of common shares as compensation	-	19,760
Changes in operating assets and liabilities:
Inventory	(1,745,214)	287,192
Accounts payable		(2,299,928)
Taxes payable	(484,927)	(183,003)
Accrued expenses and other payables	(113,352)	42,668

Net cash provided by (used in) operating activities	3,712,553	854,565
Cash flows from investing activities:
Addition to plant and equipment	-	(188,590)
Prepayment to a third party verndor for acquisition of patent	9,948,966	(7,437,187)
Net cash provided by (used in) investing activities	9,948,966	(7,625,777)
Effect of exchange rate changes on cash and cash equivalents	(11,319)	435,404
Net increase (decrease) in cash and cash equivalents	13,650,200	(6,335,808)
Cash and cash equivalents at beginning of period	6,046,804	11,911,933
Cash and cash equivalents at ending of period	19,697,004	5,576,125
Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Income taxes	$1,355,915	$1,697,382

Notes to Financial Statements is attached.

NOTE 1 - ORGANIZATION AND PRINCIPAL ACTIVITIES

China YCT International Group, Inc. (“China YCT”) was incorporated in the State of Florida, in the United States of America (the “USA”) in January 1989, and reincorporated in the State of Delaware on April 4, 2007.   China YCT principally operates through directly owned subsidiaries: Landway Nano Bio-Tech, Inc. (100% owned), incorporated in Delaware, in the USA, and Shandong Spring Pharmaceutical Co., Ltd. (“Shandong Spring”), (100% owned), incorporated in the People’s Republic of China (“PRC”). China YCT International Group, Inc. and its subsidiaries are collectively referred to as the “Company.”

China YCT, through its wholly owned subsidiary, Shandong Spring, is engaged in the business of developing, manufacturing and selling its own medicine from gingko extract, and other dietary supplement products in the P.R. China.

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

Inventory

Inventory is primarily composed of raw materials and packing materials for manufacturing, work in process, and finished goods. Inventories are valued at the lower of cost or market with cost determined on a weighted average basis. Management compares the cost of inventory with the market value and an allowance is made to write down the inventory to market value, if lower than cost.

Property and equipment

Property and equipment are stated at cost. The cost of an asset is comprised of its purchase price and any direct attributable costs of bring the asset to its present working condition and locations for its intended use. Depreciation is calculated using the straight-like method over the following useful lives:

Building	30-35 years

Machinery, equipment and automobiles	7-15 years

Furniture and fixtures	7-10 years

Expenditures for maintenance and repairs are charged to expense as incurred. Additions, renewals and betterments are capitalized.

Intangible Assets

(i)	Land Use Rights:

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

According to the purchase agreement between the Company and L.Y. Research Corp , the Company acquired the patent from L.Y. Hong Kong Biotech Limited (LYHK), L.Y. Research Corp’s wholly-owned subsidiary incorporated in Hong Kong, China, as consideration for issuing 75,865,631 shares of its common stock. The total value of the consideration on the acquisition date was $56,140,567 calculated by multiplying the total shares issued by the Company’s quoted stock price of $0.74 per share on February 28, 2011.   Therefore, the patent was recorded at $56,140,567, and is being amortized over the shorter of its remaining legal life, 9.9 years, or its useful life, on a straight-line basis.

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

Impairment of long-lived assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable. An impairment loss, measured based on the fair value of the asset, is recognized if expected future undiscounted cash flows are less than the carrying amount of the assets. There was no impairment for the quarter ended September 30, 2011.

Value-added tax

Sales revenue represents the invoiced value of goods, net of a Value-Added Tax (“VAT”). All of the Company’s products that are sold in the PRC are subject to a Chinese value-added tax at a rate of 17% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing their finished product.

The Company recorded net VAT Payable in amount of $325,241 and $489,962 as of September 30, 2011 and March 31, 2011, respectively.

Research and development

Research and development costs relate to the Company’s developing its intellectual property. Research and development costs are expensed as incurred. The costs of material and equipment that are acquired or constructed for research and development activities and have alternative future uses are classified as plant and equipment and are depreciated over their estimated useful lives.

The research and development expense for the three months ended September 30, 2011 and 2010 was $200,303 and $61,651, respectively.

The research and development expense for the six months ended September 30, 2011 and 2010 was $ 393,821 and $ 121,989, respectively.

Advertising costs

Advertising costs for newspaper and television are expensed as incurred.

The Company incurred advertising costs of $155,821 and $147 for the three months ended September 30, 2011 and 2010, respectively.

The Company incurred advertising costs of $232,731 and $147 for the six months ended September 30, 2011 and 2010, respectively.

Mailing and handling costs

The Company accounts for mailing and handling fees in accordance with the FASB ASC 605-45 (Emerging Issues Task Force (EITF) Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs). The Company includes shipping and handling fees billed to customers in net revenues. Amounts incurred by the Company for freight are included in cost of goods sold.

For the three months ended September 30, 2011 and 2010, the Company incurred $ 271,144 and $ 212,883 mailing and handling costs, respectively.

For the six months ended September 30, 2011 and 2010, the Company incurred $661,154 and $459,913 mailing and handling costs, respectively.

Stock Based Compensation

The Company measures compensation expense for its non-employee stock-based compensation under FASB ASC 718.  The fair value of the stock issued is used to measure the transaction, as this is more reliable than the fair value of the services received. Fair value is measured as the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is charged directly to compensation expense.

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

There are 31,610,679 and nil common stock equivalents available for dilution purposes as of September 30, 2011 and 2010, respectively.

Risks and uncertainties

The Company’s operations are carried out in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC’s economy. The Company’s operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in the North America and Western Europe. The risks include political, economic and legal, and foreign currency exchange. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and cash equivalents, accrued liabilities and short-term debt, the carrying amounts approximate their fair values due to their short maturities.

As of September 30, 2011, the Company did not identify any financial instruments that are required to be presented on the balance sheet at fair value other than those whose carrying amounts approximate fair value due to their short maturities.

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

Translation adjustments resulting from this process amounted to $2,676,980 and $2,041,293 as of September 30, 2011 and 2010, respectively.

The following exchange rates were adopted to translate the amounts from RMB into United States dollars (“USD$”) for the respective periods:

	September 30, 2011	March 31, 2011	September 30, 2010
Quarter End RMB Exchange Rate (RMB/USD$)	6.3549	6.5564	6.7011
Quarterly Average RMB Exchange Rate (RMB/USD$)	6.4176	6.7111	6.7974

Recent accounting pronouncements

In June 2011, FASB issued an amendment to the FASB Codification Topic 220 – Presentation of Comprehensive Income.  The objective of this Update is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRS), the FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments require that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The amendments in this Update should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. Early adoption is permitted, and the amendments do not require any transition disclosures. The Company decided to adopt the amendment for the year starting with June 1, 2012. The Company does not expect the adoption of this pronouncement to have a significant impact on its financial condition or results of operations.

In May 2011, FASB issued an amendment to FASB Codification Topic 820 - Fair Value Measurement. The amendments in this Update apply to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, a liability, or an instrument classified in a reporting entity's shareholders' equity in the financial statements. The amendments in this Update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the Board does not intend for the amendments in this Update to result in a change in the application of the requirements in Topic 820. Some of the amendments clarify the Board's intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this Update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. For nonpublic entities, the amendments are effective for annual periods beginning after December 15, 2011. Early application by public entities is not permitted. Nonpublic entities may apply the amendments in this Update early, but no earlier than for interim periods beginning after December 15, 2011. The Company does not expect any significant impact in its financial statements when it is adopted for the year starting from June 1, 2012. The Company does not expect the adoption of this pronouncement to have a significant impact on its financial condition or results of operations.

In April 2011, FASB issued an amendment to FASB Codification Topic 310 – Receivables: A Creditor's Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The amendment requires that, in evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both exist: (1) the restructuring constitutes a concession. (2) The debtor is experiencing financial difficulties. The amendments to Topic 310 clarify the guidance on a creditor's evaluation of whether it has granted a concession as well as on a creditor's evaluation of whether a debtor is experiencing financial difficulties. In addition, the amendments to Topic 310 clarify that a creditor is precluded from using the effective interest rate test in the debtor's guidance on restructuring of payables when evaluating whether a restructuring constitutes a troubled debt restructuring. The amendments in this Update are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. An entity should disclose the total amount of receivables and the allowance for credit losses as of the end of the period of adoption related to those receivables that are newly considered impaired under Section 310-10-35 for which impairment was previously measured under Subtopic 450-20, Contingencies–Loss Contingencies. An entity should disclose the information required by paragraphs 310-10-50-33 through 50-34, which was deferred by Accounting Standards Update No. 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20, for interim and annual periods beginning on or after June 15, 2011. For nonpublic entities, the amendments in this Update are effective for annual periods ending on or after December 15, 2012, including interim periods within those annual periods.  Early adoption is permitted for public and nonpublic entities. A nonpublic entity may early adopt the amendments for any interim period of the fiscal year of adoption. A nonpublic entity that elects early adoption should apply the provisions of this Update retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. The Company decides to adopt the amendment for the year starting from June 1, 2012, and the Company does not expect the adoption of this pronouncement to have a significant impact on its financial condition or results of operations.

NOTE 3 – PREPAID ACCOUNTS

The prepaid account in amount of $5,653,292 is a cash payment to Jining Tianruitong Technology Development Limited Company.  On October 26, 2010, Shandong Spring Pharmaceutical signed an agreement to purchase three patents relating to Chinese herbal formulas from Jining Tianruitong Technology Development Limited Company for $15,557,318.  Pursuit to this agreement, the Company made an advance payment of $15,557,318 in October 2010. Subsequently, this purchasing agreement was amended and restated on March 14, 2011. According to the amended terms, $10,050,910 of the total purchase price is returned to the Company by the owner of the patents because certain governmental approvals for the transfer patents were not completed and the patents are being purchased as a group.  As of September 30, 2011, only $5,653,292 remains in the prepaid account.  The rest of the prepayment has been returned.

NOTE 4 - INVENTORY

Inventory consists of finished goods, work-in-process, and raw materials. No allowance for inventory was made for the three months and six months ended September 30, 2011 and 2010.

The components of inventories as of September 30, 2011 and March 31, 2011 were as follows:

	Period Ended
	September 30, 2011	March 31, 2011
Raw materials	$410,176	$8,699
Work-in-progress	363,403	27,225
Finished goods	1,030,818	23,259
Total Inventories	$1,804,397	$59,183

NOTE 5 – PLANT, PROPERTY AND EQUIPMENT, NET

The components of property and equipment as of September 30, 2011 and March 31, 2011 were as follows:

	Period Ended
	September 30, 2011	March 31, 2011
Machinery & Equipment	$564,512	$516,935
Furniture & Fixture	131,781	96,156
Building	10,013,156	9,685,212
Subtotal	10,013,156	10,298,303
Less: Accumulated Depreciation	(909,389)	(668,745)
Total plant, property and equipment, net	$9,800,061	$9,629,558

The depreciation expense for the three months ended September 30, 2011 and 2010 was $27,549 and $22,470, respectively.

The depreciation expense for the six months ended September 30, 2011 and 2010 was $155,203 and $76,926, respectively.

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

NOTE 7 - MAJOR CUSTOMER AND VENDOR

The Company currently sells two types of products: non-medical and medical products.  Under the current sales model, the Company markets and sells non-medical products through distribution agents, and sells medical products through a certified medicine sales agent.  According to the contracts with the agents, the Company does not make any credit sales, therefore, does not carry any accounts receivable balance.

For the three months ended September 30, 2011, the purchase from the two major vendors was $2,427,741, representing 70% of the Company’s total purchase for the quarter.

For the six months ended September 30, 2011, the purchase from the two major vendors was $7,202,121, representing 87% of the Company’s total purchase for the period.

	For the three months ended September 30, 2011		For the six months ended September 30, 2011
Name of vendor	Amount	%	Amount	%
Shandong Kangyuan	1,030,073	30%	4,359,240	53%
Shandong YCT	1,397,668	40%	2,842,881	34%
Purchase from two largest suppliers	2,427,741	70%	7,202,121	87%
Total purchases	3,465,790	100%	8,271,901	100%

NOTE 8 - INTANGIBLE ASSETS, NET

The intangible assets of the Company consist of land use right and purchased patents.

Net land use right and purchased patents were as follows:

		As of
	Amortization Period	September 30, 2011	March 31, 2011
Land use right	50 years	1,596,878	1,547,801
Less: Accumulated amortization		(160,333)	(139,821)
Land use right, net		1,436,546	1,407,980
Patent 1	16.5 years	7,238,508	7,016,045
Less: Accumulated amortization Patent 1		(688,207)	(337,476)
Patent 1, net		6,550,301	6,678,569
Patent (U.S. No. 6,475,531 B1)	9.9 years	56,140,567	56,140,567
Less: Accumulated amortization for Patent (U.S. No. 6,475,531 B1)		(3,302,386)	(471,769)
Patent (U.S. No. 6,475,531 B1), net		52,838,181	55,668,798

The increase of the book value of land use right and Patent 1 in the amount of $49,077 and $222,463 resulted from the foreign exchange gains due to currency exchange rate fluctuations. The book value of the Land use right was $1,596,878 and $1,547,801 at September 30, 2011 and March 31, 2011, respectively. The book value of the patent 1 was $7,238,508 and $7,016,045 at September 30, 2011 and March 31, 2011, respectively.

The RMB¥ verses USD$ exchange rate was changed to 6.3549 at September 30, 2011 from 6.5564 at March 31, 2011.  The differences are calculated as follows:

•	Land use right USD $1,596,878 at September 30, 2011 = RMB ¥10,148K / FX Rate 6.3546

Land use right USD $1,547,801 at March 31, 2011 = RMB ¥10,148K / FX Rate 6.5564

The difference of Land use right in USD $49,077 = USD $1,596,878 at September 30, 2011 − USD $1,547,801 at March 31, 2011

•	Patent 1 USD $7,238,508 at September 30, 2011 = RMB ¥46M / FX Rate 6.3546

Patent 1 USD $7,016,045 at March 31, 2011 = RMB ¥46M / FX Rate 6.5564

The difference of Patent 1 in USD $222,463 = USD $7,238,508 at September 30, 2011 − USD $7,016,045 at March 31, 2011

The amortization expense of land use right for the three months ended September 30, 2011 and 2010 was $10,677 and $9,204, respectively.  The amortization expense of patents for the three months ended September 30, 2011 and 2010 was $1,460,595 and $87,320, respectively.

The amortization expense of land use right for the six months ended September 30, 2011 and 2010 was $20,482 and $17,344, respectively.  The amortization expense of patents for the six months ended September 30, 2011 and 2010 was $3,181,348 and $172,138, respectively.

NOTE 9 - TAX PAYABLE

Tax payable as of September 30, 2011 and March 31, 2011 were as follows:

	As of
	September 30, 2011	March 31, 2011
Corporate Income Tax	$807,881	$1,141,293
Value-Added Tax	325,241	489,962
Other Tax & Fees	16,752	3,546

Total Tax Payable	$1,149,874	$1,634,801

NOTE 10 - INCOME TAXES

Shandong Spring Pharmaceutical Co., Ltd is subject to the Enterprise income tax (“EIT”) at a statutory rate of 25%.

For the three months ended September 30, 2011 and 2010, Shandong Spring Pharmaceutical Co., Ltd. recorded income tax provisions of $620,744 and $483,502, respectively.

For the six months ended September 30, 2011 and 2010, Shandong Spring Pharmaceutical Co., Ltd. recorded income tax provisions of $885,367 and $943,800, respectively.

NOTE 11 – CONTINGENT LIABILITY

On February 28, 2011, the Company entered into a purchase agreement with L.Y. Research Corp., a New Jersey corporation (“LY Research”), which purchase agreement was amended and restated on August 15, 2011 and amended on October 21, 2011 (the “Purchase Agreement)..   Pursuant to the terms of the Purchase Agreement, the Company acquired a patent (the “LY Patent”) from L.Y. (HK) Biotech Limited, a wholly owned company by L.Y. Research Corp., in exchange for 75,865,631 shares of the Company’s common stock. According to the terms of the purchase agreement, the total consideration was $56,140,567. Of the total $56,140,567 value, the stock shares that are equivalent to $32,748,665 were issued in March 2011. On September 9, 2011,  LY Research Corp became entitled to the issuance of another 11,063,968 shares of common stock upon the occurrence of the quotation of the Company’s common stock on the OTCQB.  The remaining shares that are equivalent to $12,327,934 will be issued upon the occurrences of some pre-determined events.  After the second issuance of 11,063,968 shares, the contingent liability will be reduced to $12,327,934.

NOTE 12 – SUBSEQUENT EVENT

On October 21, 2011, the Company entered into an Amendment Agreement with L.Y. Research to amend the Purchase Agreement.

The Amendment Agreement added the following terms:

(1)
In the event that the Company cannot, within one year period of time from October 21, 2011, either (i) raise a minimum of $20M in gross proceeds from a debt or equity financing or a series of debt and/or equity financings, or (ii) list its common stock on NASDAQ or a major foreign stock exchange, then the shares issued pursuant to the Purchase Agreement shall be returned to the Company and the LY Patent that was purchased by the Company on February 28, 2011 shall be returned to LY Research, and the Purchase Agreement, as amended, shall be cancelled and of no further force or effect; and

(2)
LY Research agrees that it waives its right to (i) vote its shares and (ii) receive any dividends or other distributions from the Company until the earlier of (a) completion of the financing or (b) the listing of the shares of common stock of the Company on NASDAQ or a major foreign stock exchange.

.1 Per the original agreement dated on February 28, 2011, we accounted for the acquisition of the US Patent as an acquiring of an individual asset or an intangible asset.  In accordance with FASB ASC 350 “Intangibles—Goodwill and Other”, an intangible asset that is acquired either individually or with a group of other assets shall be recognized. We recognized the cost of the patent and amortized it over the shorter of its remaining legal life or its useful life, 9.9 years.

.2 The cost of the patent was determined based on the consideration paid for the patent. According to the agreement dated on February 28, 2011, the Company obtained the title of the patent for a consideration of three issuances of stock shares.  Although two of the issuances of stock shares were pending upon the occurrences of certain pre-determined events, they are considered as part of the consideration.  In addition, per the amended agreement dated on October 21, 2011, if the pre-determined events fail to occur, the patent will be returned and the whole deal will be unwind.  In this circumstance, if the original owner of the US patent cannot receive the remaining stock shares, he will get the patent back.  This is the further evidence that the value of the remaining issuances of the stock shares is part of the market price for the US patent.

Item 2. Management’s Discussion and Analysis of Financial Condition and Result of Operations.

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

Overview

China YCT International Group, Inc. (“CYIG”) was incorporated in the State of Florida in January 1989, and reincorporated in the State of Delaware on April 4, 2007. China YCT principally operates through two of its wholly-owned subsidiaries: Landway Nano Bio-Tech, Inc., incorporated in Delaware, and Shandong Spring Pharmaceutical Co., Ltd. (“Shandong Spring”), incorporated in the People’s Republic of China (the “PRC”). China YCT International Group, Inc. and its subsidiaries are collectively referred to as the “Company” or CYIG. CYIG, through its wholly-owned subsidiary, Shandong Spring, is engaged in the business of developing, manufacturing and marketing gingko and distributing other dietary supplement products in the PRC.

Recent Events

On October 21, 2011, the Company entered into an Amendment Agreement with L.Y. Research to amend the purchase agreement, dated as of February 28, 2011, and amended and restated as of August 15, 2011 (the “Purchase Agreement”).

The Amendment Agreement added the following terms:

(1)
In the event that the Company cannot, within one year from October 21, 2011, either (i) raise a minimum of $20M in gross proceeds from a debt or equity financing, or a series of debt and/or equity financings, or (ii) list its common stock on NASDAQ or a major foreign stock exchange, then the shares issued pursuant to the Purchase Agreement shall be returned to the Company and the LY Patent shall be returned to LY Research and the Purchase Agreement, as amended, shall be cancelled and of no further force or effect; and

(2)
LY Research agrees that it waives its right to (i) vote the shares and (ii) receive any dividends or other distributions from the Company until the earlier of (a) completion of the financing or (b) the listing of the shares of common stock of the Company on NASDAQ or a major foreign stock exchange.

Pursuant to the Purchase Agreement, on February 28, 2011, the Company acquired U.S. Patent #6,475,531B from L.Y. Hong Kong Biotech Limited (LYHK), L.Y. Research’s wholly-owned subsidiary incorporated in Hong Kong, China.  This patent will be used for research and development activities. The Company acquired this patent in order to obtain the approval for production of herbal drug from US FDA and China SFDA.

Conducting clinical studies in China via Shandong Spring will save substantial R&D expenses compared to conducting such studies in the United States. According to the August 18, 2007 issue of World Journal, the average cost of the research and development for a new chemical drug is $980 million US dollars, of which 70%, will be used for clinical studies, and the average time of developing a new drug was 14.2 years in 2007.  CYIG could not afford such cost. In 2004, US FDA released Guidance for industry Botanical drug products. According to this guidance, presentation of the prior use of the herbal drugs in foreign countries will help the approval of the application for the production permit. Following the guidance, CYIG intends to prepare and submit a report of the historical use of Ban Lan Gen (“BLG”), an herbal anti-biotic, used to cool and clear skin irritations and reduce fevers and sore throats, or pure Ban Lan Gen (“PBLG”) in China to the US FDA, which we expect will accelerate the process of FDA approval. In the future, CYIG hopes to raise more capital for the research and development of the drug through offerings of debt or equity, but there can be no assurance such offerings will be successful . Simultaneously, CYIG will conduct the clinical studies following the standards of the US FDA in China, where the cost of conducting clinical trials is lower than in the United States. The conduct of clinical studies in foreign countries following the standards of the US FDA is permitted by the US FDA, and we believe that obtaining approval for an herbal drug from the FDA is easier than the approval of a chemical drug. In addition, CYIG would submit an application to China’s SFDA for the drug as an over the counter drug, which is permitted for sale in China. With adequate funding, we believe we can obtain approval within 2-3 years, but there can be no assurance..

Comparing Three Months Ended September 30, 2011 and 2010:

The following table sets forth information from our statements of operations for the three months ended September 30, 2011 and 2010, in dollars:

	Three Months Ended September 30,		$	%
	2011	2010	Change	Change	Notes
Revenues	$8,421,007	5,752,798	2,668,209	46.4%

Cost of Sales	$(3,599,224)	(3,114,136)	(485,088)	15.6%
Gross Profit	4,821,783	2,638,662	2,183,121	82.7%
Operating Expenses	(2,414,767)	(780,637)	(1,634,130)	209.3%	1)

Operating Income	2,407,016	1,858,025	548,991	29.5%

Interest Income, net	75,961	-	75,961	100%

Income Tax Provision	620,744	484,502	136,242	28.1%

Net Income	1,862,233	1,373,523	488,710	35.6%

Comprehensive Income (Loss)	$2,278,412	1,764,859	513,553	29.1%

1) The 209.3% increase of operating expense was primarily the increase in amortization expense associated with the newly acquired US Patent (U.S. No. 6,475,531 B1).  For the three months ended September 30, 2011, the amortization expense for the US Patent No. 6,475,531 B1 alone was $1,415,308.

Net sales

During the three months ended September 30, 2011, we had net sales of $8,421,007, as compared with net sales of $5,752,798 for the same period in 2010, an increase of $2,668,209, or 46.4%, principally due to an increase in sales volume of Huoliyuan Capsule and contracted processing and packaging.  Since late last fiscal year, we have made great effort on marketing and developing new customers for our self-produced drug – Huoliyuan Capsule.  As a result, we obtained new customers and significantly expanded our sales of Huoliyuan Capsules.

 Product Mix

The following table presents the breakdown of revenues by product mix:

	Revenues
	Three Months Ended September 30,
	2011		2010		Change in	Change in
	Amount	%	Amount	%	Amount	%
Health care supplements	$3,081,124	36.6%	$3,543,239	61.6%	$(462,115)	(13.0)%

Drugs (Huoliyuan Capsule)	4,794,507	56.9%	2,209,559	38.4%	2,584,949	117.0%

Others (External contract work)	545,375	6.5%	-	0%	545,375

Total Revenues	$8,421,007	100%	$5,752,798	100%	$2,668,209	46.4%

The following table presents the product mix breakdown by thousands of metric tons (MT) of modified plastics sold to customers.

Cost of Sales and Gross Margin

During the three months ended September 30, 2011, we had cost of sales of $3,599,224, as compared with cost of sales of $3,114,136 during the same period in 2010, an increase of approximately $485,088, or 15.6%, reflecting an increase in net sales. The gross profit rose to $4,821,783 for the three months ended September 30, 2011, or an 82.7% increase compared with $2,638,662 during the same period in 2010.  Our gross margin increased to 57.3% during the three months ended September 30, 2011 from 45.9% during the three months ended September 30, 2010.  The increase was mainly attributed to the larger sales volume of our self-produced drug and the overall reduction of the percentage of cost of goods sold over the sales for both Health care supplements and Huoliyuan capsules. The percentage of our cost of sales over the sales for the Health care supplements was down to 45.4% for the three months ended September 30, 2011 from 53.8% for the same period in 2010 because we obtained a more favorable sales contract with Shandong YCT since late last fiscal year.   The our cost of sales over the sales for the Huoliyuan Capsules was down to 46.2% for the three months ended September 30, 2011 from 53.78% for the same period in 2010 because our production process is more mature and more optimized.

Selling Expenses

Our selling expenses increased by $181,321, or 42.1%, to $612,003 for the three months ended September 30, 2011, from $430,682 for the same period of 2010. As a percentage of sales, selling expenses decreased to 7.3% for the three months ended September 30, 2011 from 7.5% for the same period in 2010. The increase of selling expenses was primarily due to an increase in advertising and promotion expenses related to marketing and promotional activities in our Huoliyuan Capsule markets.

General and Administrative Expenses

Our general and administrative expenses were $1,602,460 during the three months ended September 30, 2011, compared with $288,304 during the three months ended September 30, 2010, an increase of $1,314,156 or approximately 455.8%. The increase in general and administrative expenses was principally due to the amortization expense accrued for the acquired US Patent (U.S. No. 6,475,531 B1). During the three months ended September 30, 2011, the amortization expense of this patent was $1,415,308.

Research and Development Expenses

Research and development expenses were $200,303 during the three months ended September 30, 2011 compared with $61,651 during the three months ended September 30, 2010, an increase of $138,652, or 224.9%, reflecting the increased expenses related to making investments in new technologies and products that can be utilized to refine and extract the beneficial compounds I plants, primarily gingko.

Interest Income (Expense), Net

Interest income increased by $200,303, compared to the three months ended September 30, 2010. The increase in interest income resulted from increased bank deposit of $16,304,257.   There was no interest expense as we did not borrow money from bank or other parties.

Income Tax

Income tax was $620,744 during the three months ended September 30, 2011, as compared to $484,502 for the same period of 2010, an increase of $136,242, or approximately 28.1%. The increase was primarily due to the increased taxable income during the three months ended September 30, 2011.

Net Income

As a result of the above factors, we had a net income of $1,862,233 during the three months ended September 30, 2011, compared with a net income of $1,373,523 during the three months ended September 30, 2010.

Comprehensive Income

As a result of a currency translation adjustment, our comprehensive income was $2,278,412 during the quarter ended September 30, 2011, compared with comprehensive income of $1,764,859 during the quarter ended September 30, 2010 due to exchange rate fluctuations from the translation of our Chinese subsidiary from Chinese RMB, their functional currency, to US dollar, our reporting currency.

 Comparing Six Months Ended September 30, 2011 and 2010:

The following table sets forth information from our statements of operations for the six months ended September 30, 2011 and 2010, in dollars:

	Six Months Ended September 30,		Change in	Change in
	2011	2010	Amount	%
Revenues	$16,365,271	11,414,317	4,950,954	43.4%
Cost of Sales	(7,181,569)	(6,175,456)	(1,006,113)	16.3%
Gross Profit	9,183,702	5,238,861	3,944,841	75.3%

Operating Expenses	(5,786,368)	(1,558,298)	4,228,070	271.3%

Operating Income	3,397,334	3,680,563	(283,229)	(7.7)%

Interest Income, net	144,135	-	144,135	-%

Income Tax Provision	885,367	943,800	(58,433)	(6.2)%

Net Income	2,656,102	2,736,763	(80,661)	(2.9)%

Comprehensive Income	$3,291,789	3,272,952	18,837	0.6%

Net sales

During the six months ended September 30, 2011, we had net sales of $16,365,271, as compared with net sales of $11,414,317 during the same period in 2010, an increase of $4,950,954, or 43.4%, due to the 121.8% increase in sales volume of Huoliyuan Capsules, offset by a 18.4% decrease in sales of Health products, and the addition of external contract works.

Revenues by product mix

The following table presents the breakdown of revenues by product mix:

	Revenues
	Six Months Ended September 30,
	2011		2010		Change in	Change in
	Amount	%	Amount	%	Amount	%
Health Care Supplements	$5,850,642	35.8%	$7,167,088	62.8%	$(1,316,446)	$(18.4)%

Drugs (Huoliyuan Capsule)	9,422,258	57.6%	4,247,229	37.2%	5,175,029	121.8%

Others (External contract work)	1,092,370	6.7%	0	6.7%	1,092,370	-%

Total Revenues	$16,365,271	100%	$11,414,317	100%	$4,950,954	43.4%

Cost of Sales and Gross Margin

During the six months ended September 30, 2011, we had cost of sales of $7,181,569, as compared with cost of sales of $6,175,456 during the same period in 2010, an increase of approximately $1,006,113, or 16.3%, reflecting the increase in net sales. The gross profit rose to $9,183,702 for the six months ended September 30, 2011, or a 75.3% increase compared with $5,238,861 during the same period in 2010. Our gross margin increased to 56.1% during the six months ended September 30, 2011 from 45.9% during the six months ended September 30, 2010.   The increase was mainly attributed to the larger sales volume of our self-produced drug and the cost reduction from production cost of Huoliyuan capsules. The percentage of our cost of sales over the sales the Huoliyuan Capsules was down to 46.2% for the six months ended September 30, 2011 from 62% for the same period in 2010 because our production process is more mature and more optimized.  In addition, beginning with the fiscal year of 2011, we obtained new contracts from external customers to process and package their semi-finished products.  The gross margin from sales of these products were rather high, nearly 72.5% for the six months ended September 30, 2011.

Selling Expenses

Our selling expenses increased by $858,160, or 91.1%, to $1,791,555 for the six months ended September 30, 2011, from $933,395 for the same period of 2010. As a percentage of sales, selling expenses increased from 8.2% for the six months ended September 30, 2010 to 10.9% for the same period of 2011. The increase of selling expenses was primarily due to an increase in advertising and promotion expenses related to marketing and promotional activities in Huoliyuan Capsule market.

General and Administrative Expenses

Our general and administrative expenses were $3,600,991 during the six months ended September 30, 2011, compared with $502,914 during the six months ended September 30, 2010, an increase of $3,098,077 or approximately 616.0%. The increase in general and administrative expenses was principally due to the amortization expense recorded for the acquired US Patent (U.S. No. 6,475,531 B1). During the six months ended September 30, 2011, the amortization expense of this patent was $2,830,616.

The amortization expense of the US Patent for the six months ended September 30, 2011 was $2,830,617.

Research and Development Expenses

Research and development expenses were $393,821 during the six months ended September 30, 2011 compared with $121,989 during the six months ended September 30, 2010, an increase of $271,832, or 222.8%, reflecting the increased expenses related to making investments in future new technologies and products that can be utilized to refine and extract the beneficial components from plants, primarily gingko.

Interest Income

Interest income increased by $144,135 for the six months ended September 30, 2011. The increase in interest income resulted from increased bank deposit of $13,650,200.

Income Tax

Income tax was $885,367 during the six months ended September 30, 2011, as compared to $943,800 for the same period of 2010, a decrease of $58,433, or approximately (6.2)%. The decrease was primarily due to the lower taxable income during the six months ended September 30, 2011.

Net Income

As a result of the factors described above, we generated net income of $2,656,102 during the six months ended September 30, 2011, as compared with net income of $2,736,763 during the six months ended September 30, 2010.

The amortization of the acquired LY Patent has material impact on the Company’s net income. To assist the assessment of such impact to the Company’s net income and Earnings Per Share (EPS), the following pro forma consolidated statement of operations is provided as supplemental information. The pro forma consolidated statement of operations excludes the amortization expense of the acquired LY Patent from the G&A expense as if the acquisition and amortization of the patent did not occur.

PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED
	September 30, 2011 (Pro forma)	September 30, 2010	September 30, 2011 (Pro forma)	September 30, 2010
Sales Revenue	$8,421,007	$5,752,798	$16,365,271	$11,414,317
Cost of Goods Sold	3,599,224	3,114,136	7,181,569	6,175,456
Gross Profit	4,821,783	2,638,662	9,183,702	5,238,861
Selling Expenses	612,003	430,682	1,791,555	933,395
G&A Expense	187,152	288,304	770,375	502,914
R&D Expenses	200,303	61,651	393,821	121,989
Total expense	999,459	780,637	2,955,752	1,558,298
Income from operation	3,822,324	1,858,025	6,227,950	3,680,563
Interest income (Expense)	75,961	-	144,135	-
Profit before tax	3,898,285	1,858,025	6,372,085	3,680,563
Income tax	974,571	484,502	1,593,021	943,800
Net income	$2,923,714	$1,373,523	$4,779,064	$2,736,763
Basic and diluted income per common share - Basic and Diluted	$0.04	$0.05	$0.06	$0.09
Weighted average number of common shares outstanding - Basic and Diluted	73,780,610	29,471,503	73,780,610	29,473,902

Comprehensive Income

As a result of a currency translation adjustment, our comprehensive income was $3,291,789 during the six months ended September 30, 2011, compared with $3,272,952 during the six months ended September 30, 2010, which is mainly attributable to the exchange rate fluctuations from translating our Chinese subsidiaries from Chinese RMB, their functional currency, to US dollar, our reporting currency.

Liquidity and Capital Resources

Summary consolidated balance sheet data:
	As of
	September 30,	March 31,		Changes in
	2011	2011	%	Variance	Note
in US$, except for percentages
Cash and cash equivalents	19,697,004	6,046,804	13,605,200	225.7%
Prepaid accounts	5,653,292	15,602,258	(9,948,966)	(63.8)%	1)
Inventories	1,804,397	59,183	1,745,214	2948.8%	2)
Property, plant and equipment, net	9,800,061	9,629,558	170,503	1.8%
Construction in progress	217,885	211,189	6,696	3.2%
Intangible assets, net	60,825,029	63,755,346	(2,930,317)	(4.6)%	3)
Total assets	97,997,668	95,304,338	2,693,330	2.8%
Tax payable	1,149,874	1,634,801	(484,927)	(29.7)%	4)
Other payables	116,029	229,561	(113,532)	(49.5)%
Total Current liabilities	1,265,903	1,864,362	(598,459)	(32.1)%
Contingent liability	23,391,902	23,391,902	0	0%
Total liabilities	24,657,805	25,256,264	(598,459)	(2.4)%
Total equity	73,339,863	70,048,074	3,291,789	4.7%

1)	In the six months ended September 30, 2011, the decrease in prepaid accounts of $9,948,966 was mainly as a result of refund from Jining Tianruitong Technology Development Limited Company.

2)	The increase in inventory of $1,745,214 was mainly due to the increased production of Huoliyuan Capsules which increased raw materials, work-in-progress, and finished goods at September 30, 2011.

3)	The decreasing in intangible assets of 2,930,317 was due to the recognition of amortization cost for the patents.

4)
The decrease in tax payable of $484,927 was primarily due to the decreased taxable income during the six months ended September 30, 2011 because of the significant amortization expense for the acquired US patent.

The Company does not have any accounts receivable balance at September 30, 2011, due to the sales model of our product mix. The Company currently sells two types of products: non-medical and medical products. Neither product’s sales are associated with any accounts receivable balance.

Under the current sales model, the Company markets and sells non-medical products through distribution agents.  All customers are recruited by the Company's distribution agents. When a customer places an order, the order is entered into the Company's ordering system and confirmed by designated distributors. The distributor collects payment from the customer before the order is confirmed. The confirmed order is reviewed by the Company’s sales department and the products are shipped directly to the customer from the Company. According to the sales agreements between the Company and its distributors, the Company is guaranteed to receive the full payment from distributors for all the products shipped to customers within one month from delivery. The Company reconciles its sales to the distributors' records and recognizes revenue once, at the end of each month. In the meantime, the same amount of cash associated with the Company’s sales of non-medical products is transferred to the Company's bank account from the distributors. Therefore, there is no accounts receivable balance associated with the Company’s non-medical product sales at the end of each quarter.

For the sales of medical products, the Company makes sales through a certified medicine sales agent. According to the contract with the agent, the Company collects cash before shipping the medical products to the agent. Since there are no credit sales, there is no accounts receivable balance associated with the Company’s medical product sales at quarter end.

As of September 30, 2011, we had $19,697,004 in cash and cash equivalents, compared to $6,046,804, as of March 31, 2011. There was an increase in cash and cash equivalents of $13,605,200. The net increase in cash and cash equivalents between September 30, 2011 and March 31, 2010 was mainly due to a refund of our previous payment for acquisition of three patents from Jining Tianruitong Technology Development Limited Company.  On October 26, 2010, we signed an agreement to purchase three patents relating to Chinese herbal formulas from Jining Tianruitong Technology Development Limited Company for $15.6M. Pursuit to this agreement, we made an advance payment of $15,600,000 in October 2011. Under the agreement, the agreement’s effectiveness was conditioned on registration with the Chinese patent office that the ownership of the patents has been transferred. Subsequently, this purchase agreement was amended and restated on March 14, 2011.  According to the amended terms, $10,100,000 of the total purchase price was returned to us by the owner of the patents because certain governmental approvals for the transfer of the patents were not completed and the patents are being purchased as a group. Under the amended terms, the balance of the purchase price was to be paid in three equal annual installments in October 2011, 2012 and 2013. We are obtaining governmental approvals for the transfer of the remaining patent and expect to complete the transfer in the fourth quarter of the fiscal year ending March 31, 2012.  Approval from the State Intellectual Property Office of the PRC is required for the transfer of the patent. . Since approval has not yet been obtained, the Company did not pay the October installment.

Operations

For the six months ended September 30, 2011, cash provided by operations was $3,712,553, compared to cash provided by operations of $854,565 for the same period in 2010. The primary reason for the change was mainly due to increase in non-cash impacted depreciation and amortization expenses from $304,005 for the six months ended September 30, 2010 to $3,399,944 for the six months ended September 31, 2011.  The increase in depreciation and amortization expenses was due to amortization expense for the six months ended September 30, 2011 is due to the recognized amortization expense of $2,830,617 associated with the US patent.

Investments

Cash used in investing activities was $9,948,966 for the six months ended September 30, 2011 as compared to cash used by investing activities of $7,625,777 for the six months ended September 30, 2010 as we received a refund of $10.1M from Jining Tianruitong Technology Development Limited Company, the owner of the patents, during the six months ended September 30, 2011.

Financing

There were no financing activities for the six months ended September 30, 2011.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on their financial condition or results of operations.

Critical Accounting Policies

This section should be read together with the Summary of Significant Accounting Policies included as Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2011 and 10-Q for the three ended June 30, 2011 filed with the SEC.

We prepare our financial statements in conformity with U.S. GAAP, which requires us to make estimates and assumptions that affect our reporting of, among other things, assets and liabilities, contingent liabilities and revenues and expenses. We continually evaluate these estimates and assumptions based on the most recently available information, our own historical experiences and other factors that we believe to be relevant under the circumstances. Since our financial reporting process inherently relies on the use of estimates and assumptions, our actual results could differ from our expectations. This is especially true with some accounting policies that require higher degrees of judgment than others in their application. We consider the policies discussed below to be critical to an understanding of our audited and unaudited consolidated financial statements because they involve the greatest reliance on our management’s judgment.

Principles of consolidation

The consolidated financial statements for the six months ended September 30, 2011 and 2010 include the accounts of China YCT International Group, Inc and Shandong Spring Pharmaceutical Company. Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).  All significant inter-company balances and transactions are eliminated in consolidation.

Revenue recognition

Our revenue recognition policies are in compliance with Staff Accounting Bulletin (“SAB”) 104, included in the Codification as ASC 605, Revenue Recognition. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are recorded as customer deposits.

Inventories

Inventory is primarily composed of raw materials and packing materials for manufacturing, work in process, and finished goods. Inventories are valued at the lower of cost or market with cost determined on a weighted average basis. Management compares the cost of inventory with the market value and an allowance is made to write down the inventory to market value, if lower than cost.

Stock Based Compensation

The Company measures compensation expense for its non-employee stock-based compensation under FASB ASC 718.  The fair value of the stock issued is used to measure the transaction, as this is more reliable than the fair value of the services received. Fair value is measured as the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is charged directly to compensation expense.

Recent Accounting Pronouncements

In June 2011, FASB issued an amendment to the FASB Codification Topic 220 – Presentation of Comprehensive Income.  The objective of this Update is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRS), the FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments require that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.

In May 2011, FASB issued an amendment to FASB Codification Topic 820 - Fair Value Measurement. The amendments in this Update apply to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, a liability, or an instrument classified in a reporting entity's shareholders' equity in the financial statements. The amendments in this Update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs.

In April 2011, FASB issued an amendment to FASB Codification Topic 310 – Receivables: A Creditor's Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The amendment requires that, in evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both exist: (1) the restructuring constitutes a concession. (2) The debtor is experiencing financial difficulties. The amendments to Topic 310 clarify the guidance on a creditor's evaluation of whether it has granted a concession as well as on a creditor's evaluation of whether a debtor is experiencing financial difficulties. In addition, the amendments to Topic 310 clarify that a creditor is precluded from using the effective interest rate test in the debtor's guidance on restructuring of payables when evaluating whether a restructuring constitutes a troubled debt restructuring.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2011. Pursuant to Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by China YCT International Group in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information China YCT International Group is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. The Company’s management made an assessment that the internal controls over financial reporting were not effective as of March 31, 2011 because the Company lacked a full time finance person who has a United States CPA license, is familiar with GAAP and has English language skills. As an interim solution, the Company engaged two part time consultants, one with such qualifications, to help with the Company’s books and records to prepare the quarterly and annual financial statements and periodic filings with the SEC. In addition, we require that all of the accounting personnel in the accounting department take a minimum of 24 CPE credits annually that focus on US GAAP and internal financial reporting standards.  Therefore, management believes that we have remediated the weakness and can remove the assessment going forward. Our Chief Executive Officer and Chief Financial Officer concluded that we have remediated the weakness and China YCT International Group’s system of disclosure controls and procedures was effective as of September 30, 2011 for the purposes described in this paragraph. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that China YCT International Group’s system of disclosure controls and procedures and our internal controls over financial reporting were effective as of September 30, 2011 for the purposes described in this paragraph.

Changes in Internal Controls.

 There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation described in the preceding paragraph that occurred during the three months ended September 30, 2011 that has materially affected or is reasonably likely to materially affect China YCT International Group’s internal control over financial reporting. Pursuant to Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, the term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the issuer's principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 9, 2011,  LY Research became entitled to the issuance of another 11,063,968 shares of common stock upon the occurrence of the quotation of the Company’s common stock on the OTCQB pursuant to the Purchase Agreement dated February 28, 2011, and amended and restated as of August 15, 2011 and further amended on October 21, 2011. The shares were sold under section 4(2) of the Securities Act in consideration for the transfer of the LY Patent. .

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

CHINA YCT INTERNATIONAL GROUP, LTD.

Date: November 14, 2011	By:	/s/ Yan Tinghe
Yan Tinghe Chief Executive Officer
(Principal Executive Officer)

/s/ Li Chuanmin
Li Chuanmin Chief Financial Officer
(Principal Financial Officer