Form 10-K/A
period 2011-03-31
China YCT International Group, Inc.
filed 2011-12-19
CIK 847464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2011 or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number: 0-53600

CHINA YCT INTERNATIONAL GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	65-2954561
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

c/o Shandong Spring Pharmaceutical Co., Ltd Economic Development Zone. Gucheng Road Sishui County Shandong Province PR China, 373200
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

Nature of Amendment

The Registrant is amending the Form 10-K to clarify in Item 9A that  the disclosure controls and procedures were effective as of March 31, 2011,  This is consistent with the prior statement that  management’s assessment was that the Registrant’s  internal controls over financial reporting were not effective as of March 31, 2011.  The Registrant believes that it has remediated the weaknesses and such disclosure controls and procedures and internal controls over financial statements became effective.  There are no other changes to the Form 10-K.

CHINA YCT INTERNATIONAL GROUP, INC.

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

The term “disclosure controls and procedures” (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report (the “Evaluation Date”). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were not effective.

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

CHINA YCT INTERNATIONAL GROUP, LTD.
By:

/s/ Yan Tinghe	December 16, 2011
Yan Tinghe Chief Executive Officer

/s/ Li Chuanmin,	December 16, 2011
Li Chuanmin Chief Financial Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Yan Tinghe	December 16, 2011
Yan Tinghe, Director
Chief Executive Officer

/s/ Li Chuanmin	December 16, 2011
Li Chuanmin,
Chief Financial Officer

/s/ Robert Fanella
Robert J. Fanella	December 16, 2011
Director

/s/ Bai Junying
Dr. Bai Junying	December 16, 2011
Director

/s/ Zhang Wengao
Zhang Wengao	December 16, 2011
Director

/s/ Zhang Jirui
Zhang Jirui	December 16, 2011
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