Form 10-Q
period 2011-12-31
China YCT International Group, Inc.
filed 2012-02-16
CIK 847464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                             For the quarterly period ended December 31, 2011

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

The number of shares outstanding of the issuer’s common stock on February 7, 2012 was 73,830,610.

CHINA YCT INTERNATIONAL GROUP, INC.

FORM 10-Q/A

 QUARTERLY PERIOD ENDED JUNE 30, 2011

INDEX

Item 1. Financial Statement

CHINA YCT INTERNATIONAL GROUP, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 2011 AND 2010 (UNAUDITED)

Table of Contents

Page

Consolidated Balance Sheets as of December 31, 2011 (Unaudited) and March 31, 2011	4

Consolidated Statements of Income for the three months and nine months ended December 31, 2011 and 2010 (Unaudited)	5

Consolidated Statement of Stockholders’ Equity as of December 31, 2011 (Unaudited) and March 31, 2011	6

Consolidated Statements of Cash Flows for the nine months Ended December 31, 2011 and 2010 (Unaudited)	7

Notes to Consolidated Financial Statement (Unaudited)	8-15

CHINA YCT INTERNATIONAL GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

		UNIT: USD$
	December 31, 2011	March 31, 2011
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalent	$18,443,850	$6,046,804
Prepaid accounts	67,627	15,602,258
Inventory	2,483,981	59,183
Other receivable from related parties	-	-
Total current assets	20,995,458	21,708,245
Plant, property and equipment, net	9,784,841	9,629,558
Construction in progress	219,752	211,189
Intangible assets, net	70,561,663	63,755,346
Total assets	101,561,714	95,304,338

Liabilities and Stockholders’ Equity (Deficit)
Liabilities:
Current liabilities:
Accounts payable	-	-
Tax payable	1,334,321	1,634,801
Other payable	1,753,911	229,561
Total current liabilities	3,088,232	1,864,362
Contingency	23,391,902	23,391,902
Total liabilities	26,480,134	25,256,264

Stockholders’ Equity
Preferred stock, par value $500.00 per share; 45 shares authorized and issued at December 31, 2011 and March 31, 2011	22,500	22,500
Common stock, par value $0.001 per share; 29,476,409 shares authorized and issued; at December 31, 2011 and March 31, 2011, respectively	29,525	29,503
Common stock subject to return, par value $0.001 per share; 44,254,952 shares authorized and issued; at December 31, 2011 and March 31, 2011, respectively	44,255	44,255
Additional paid-in capital	4,130,999	4,119,910
Additional paid-in capital subject to return	32,748,644	32,748,644
Statutory reserve	956,633	956,633
Retained earnings	34,255,258	30,085,336
Accumulated other comprehensive income	2,893,766	2,041,293
Total stockholders’ equity	75,081,580	70,048,074
Total liabilities and stockholders’ equity	$101,561,714	$95,304,338

The accompanying notes are an integral part of the consolidated financial statements.

CHINA YCT INTERNATIONAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

				UNIT: USD$
	FOR THE THREE MONTHS		FOR THE NINE MONTHS
	ENDED		ENDED
	December 31,	December 31,	December 31,	December 31,
	2011	2010	2011	2010

Sales Revenue	$10,112,489	$9,886,824	$26,477,760	$21,301,142
Cost of Goods Sold	4,712,730	4,613,157	11,894,299	10,788,613
Gross Profit	5,399,758	5,273,667	14,583,461	10,512,529

Selling Expenses	713,694	843,458	2,505,249	1,776,853
G&A Expense	2,050,421	352,096	5,651,412	855,011
R&D Expenses	183,693	111,221	577,514	233,210
Total expense	2,947,808	1,306,775	8,734,175	2,865,074
Income from operation	2,451,951	3,966,892	5,849,286	7,647,455
Interest income (Expense)	65,818	18,273	209,953	18,273
Other income (Expense)	-	580,211	-	580,211
Profit before tax	2,517,769	4,565,376	6,059,239	8,245,939
Income tax	992,840	1,141,919	1,878,207	2,085,719

Net income	1,524,929	3,423,457	4,181,032	6,160,220
Other comprehensive income
Foreign currency translation adjustment	216,785	510,647	852,472	2,199,600
Compenhensive income	$1,741,714	$3,934,104	$5,033,504	$8,359,820

Basic and diluted income per common share
Basic and Diluted	0.02	0.12	0.06	0.21

Weighted average number of common shares outstanding
Basic and Diluted	73,780,610	29,473,902	73,780,610	29,473,902

The accompanying notes are an integral part of the consolidated financial statements.

CHINA YCT INTERNATIONAL GROUP, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

									UNIT: USD$
CHINA YCT INTERNATIONAL	Preferred Stock				Additional
GROUP, INC.	Series A		Common shares		paid in	Statutory	Accumulated	Retained
	Shares	Amount	Shares	Amount	Capital	Reserve	OCI	Earnings	Total

Balance - March 31, 2011	45	$22,500	73,758,388	$73,758	$36,868,554	$956,633	$2,041,293	$30,085,336	$70,048,074
Issuance of common shares to independent directors			22,222	22	11,089				11,111
Adjustment to net income								-11,111	-11,111
Net income for the year								793,869	793,869
Foreign currency translation adjustment							219,508		219,508

Balance - June 30, 2011	45	$22,500	73,780,610	$73,780	$36,879,643	$956,633	$2,260,801	$30,868,094	$71,061,451
Net income for the year								1,862,233	1,862,233
Foreign currency translation adjustment							416,179		416,179

Balance - September 30, 2011	45	$22,500	73,780,610	$73,780	$36,879,643	$956,633	$2,676,980	$32,730,327	$73,339,863
Net income for the year								1,524,929	1,524,929
Foreign currency translation adjustment							216,785		216,785

Balance - December 31, 2011	45	$22,500	73,780,610	$73,780	$36,879,643	$956,633	$2,893,766	$34,255,258	$75,081,580

The accompanying notes are an integral part of the consolidated financial statements.

CHINA YCT INTERNATIONAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW

(Unaudited)

		UNIT: USD$
	NINE MONTH ENDED
	December 31, 2011	December 31, 2010
Cash Flows From Operating Activities:
Net income	4,181,032	$6,160,220
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,315,531	463,077
Issue of common shares as compensation	-	19,760
Changes in operating assets and liabilities:
Inventory	(2,424,798)	197,645
Advance to suppliers
Other receivable from related parties
Accounts payable	-	(2,299,928)
Customer deposit
Taxes payable	(300,480)	278,575
Accrued expenses and other payables	1,524,351	43,005

Net cash provided by (used in) operating activities	8,295,636	4,862,354

Cash flows from investing activities:
Addition to plant and equipment	(511,491)	(563,183)
Loan repaid from (provided to) related party		-
Prepayment/deposit to Jining Tianruitong for purchasing of drug patents	4,107,691	(15,354,102)

Net cash provided by (used in) investing activities	3,596,200	(15,917,285)

Effect of exchange rate changes on cash and cash equivalents	505,210	1,046,836

Net increase (decrease) in cash and cash equivalents	12,397,046	(10,008,095)

Cash and cash equivalents at beginning of period	6,046,804	11,911,933

Cash and cash equivalents at ending of period	18,443,850	$1,903,839

Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	-	-
Income taxes	2,178,687	$2,144,058

The accompanying notes are an integral part of the consolidated financial statements.

NOTE 1 - ORGANIZATION AND PRINCIPAL ACTIVITIES

China YCT International Group, Inc. (“China YCT”) was incorporated in the State of Florida, in the United States (the “US”) in January 1989, and reincorporated in the State of Delaware on April 4, 2007.   China YCT principally operates through directly owned subsidiaries: Landway Nano Bio-Tech, Inc. (100% owned), incorporated in Delaware,, and Shandong Spring Pharmaceutical Co., Ltd. (“Shandong Spring”), (100% owned), incorporated in the People’s Republic of China (“PRC”). China YCT International Group, Inc. and its subsidiaries are collectively referred to as the “Company.”

China YCT, through its wholly owned subsidiary, Shandong Spring, is engaged in the business of developing, manufacturing and selling its own medicine from gingko extract, and other dietary supplement products in the PRC.

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

According to the purchase agreement between the Company and L.Y. Research Corp., the Company acquired the patent from L.Y. Hong Kong Biotech Limited (LYHK), L.Y. Research Corp’s wholly owned subsidiary incorporated in Hong Kong, China, in exchange for 44,254,952 shares of common stock at the acquisition date. In addition, 11,063,968 shares of common stock will be issued to the seller upon the occurrence of the quotation of the Company’s common stock on the OTCQB or OTCBB; and 20,546,711 shares will be issued to the seller upon the receipt by the Company of a minimum of $20,000,000 in gross proceeds from a debt or equity financing, or a series of debt and/or equity financings (the “Financing”); or upon the quotation of its common stock on NASDAQ or a major stock exchange located outside of the United States (collectively, “Events”). The total consideration of $56,140,567 was calculated by multiplying the total of 75,865,631 common stock shares by the Company’s quoted stock price of $0.74 per share on February 28, 2011. T is being amortized over the shorter of its remaining legal life, 9.9 years, or its useful life, on a straight-line basis.

In October 2011, two patents were transferred to the Company based on a purchase agreement signed with Jining Tianruitong Technology development Company, Limited on October 26, 2010; which are “Treatment to ischemic encephalopathy and its preparation method” (ZL200510045001.9) and “Chinese herbal medicine compound to treat renal insufficiency and its preparation” (ZL200710013301.8). The patents were recorded at cost when purchased, and are being amortized over the shorter of the remaining legal lives, 13.75 years and 14.95 years, respectively; or their useful lives, on a straight-line basis.

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

Income taxes

The Company accounts for income tax under the asset and liability method as stipulated by Accounting Standards Codification (“ASC”) 740 formerly Statement of Financial Accounting Standards (”SFAS”) No. 109, “Accounting for Income Taxes”, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the financial statements or tax returns.  Deferred Income taxes are recognized for all significant temporary differences between tax and financial statements bases of assets and liabilities.  Valuation allowances are established against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. There were no deferred tax amounts at December 31, 2011 and March 31, 2011, respectively.

Value-added tax

Sales revenue represents the invoiced value of goods, net of a Value-Added Tax (“VAT”). All of the Company’s products that are sold in the PRC are subject to a Chinese value-added tax at a rate of 4% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing their finished product.

The Company recorded net VAT Payable in amount of $310,431 and $489,962 as of December 31, 2011 and March 31, 2011.

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

The research and development expense for the three months ended December 31, 2011 and 2010 was $183,693 and $111,221, respectively.

The research and development expense for the nine months ended December 31, 2011 and 2010 was $577,514 and $233,210, respectively.

Advertising costs

Advertising costs for newspaper and television are expensed as incurred.

The Company incurred advertising costs of $157,721 and $0 for the three months ended December 31, 2011 and 2010, respectively.

The Company incurred advertising costs of $390,452 and $169 for the nine months ended December 31, 2011 and 2010, respectively.

Mailing and handling costs

The Company accounts for mailing and handling fees in accordance with the FASB ASC 605-45 (Emerging Issues Task Force (EITF) Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs). The Company includes shipping and handling fees billed to customers in net revenues. Amounts incurred by the Company for freight are included in cost of goods sold.

For the three months ended December 31, 2011 and 2010, the Company incurred $1,475 and $429,498 mailing and handling costs, respectively.

For the nine months ended December 31, 2011 and 2010, the Company incurred $662,629 and $890,233 mailing and handling costs, respectively.

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

There are 31,610,679 and nil common stock equivalents available for dilution purposes as of December 31, 2011 and 2010, respectively.

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

As of December 31, 2011, the Company did not identify any financial instruments that are required to be presented on the balance sheet at fair value other than those whose carrying amounts approximate fair value due to their short maturities.

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

Translation adjustments resulting from this process amounted to $2,893,765 and $2,199,600 as of December 31, 2011 and 2010, respectively.

The following exchange rates were adopted to translate the amounts from RMB into United States dollars (“USD$”) for the respective periods:

	Dec 31, 2011	Mar 31, 2010	Dec 31, 2010
Three Months End RMB Exchange Rate (RMB/USD$)	6.3009	6.5564	6.6227
Average Period RMB Exchange Rate (RMB/USD$)	6.3403	6.7111	6.7762

Recent accounting pronouncements

In June 2011, FASB issued an amendment to the FASB Codification Topic 220 – Presentation of Comprehensive Income. The objective of this Update is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRS), the FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders equity. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The amendments in this Update should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. Early adoption is permitted, and the amendments do not require any transition disclosures. The Company decided to adopt the amendment for the year starting with June 1, 2012. The Company does not expect the adoption of this pronouncement to have a significant impact on tis financial condition or results of operations.

In May 2011, FASB issued an amendment to FASB Codification Topic 820 - Fair Value Measurement. The amendments in this Update apply to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, a liability, or an instrument classified in a reporting entity's shareholders' equity in the financial statements. The amendments in this Update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to value measurements. For many of the requirements, the Board does not intend for the amendments in this Update to result in a change in the application of the requirements in Topic 820. Some of the amendments clarify the Board’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this Update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. For nonpublic entities, the amendments are effective for annual periods beginning after December 15, 2011. Early application by public entities is not permitted. Nonpublic entities may apply the amendments in this Update early, but no earlier than for interim periods beginning after December 15, 2011. The Company does not expect any significant impact in tis financial statements when it is adopted for the year starting from June 1, 2012. The Company does not expect the adoption of this pronouncement to have a significant impact on tis financial condition or results of operations.

In April 2011, FASB issued an amendment to FASB Codification Topic 310 – Receivables: A Creditor's Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The amendment requires that, in evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both exist: (1) the restructuring constitutes a concession. (2) The debtor is experiencing financial difficulties. The amendments to Topic 310 clarify the guidance on a creditor's evaluation of whether it has granted a concession as well as on a creditor's evaluation of whether a debtor is experiencing financial difficulties. In addition, the amendments to Topic 310 clarify that a creditor is precluded from using the effective interest rate test in the debtor's guidance on restructuring of payables when evaluating whether a restructuring constitutes a troubled debt restructuring. The amendments in this Update are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. As entity should disclose the total amount of receivables and the allowance for credit losses as of the end of the period of adoption related to those receivables that are newly considered impaired under Section 310-10-35 for which impairment was previously measured under Subtopic 450-20, Contingencies-Loss Contingencies. An entity should disclose the information required by paragraphs 310-10-50-33 through 50-34, which was deferred by Accounting Standards Update No. 2011-01, Receivables (Topic 310): Deferral of the Effective Date of disclosures about Troubled Debt Restructurings in Update No. 2010-20, for interim and annual periods beginning on or after June 15, 2011. For nonpublic entities, the amendments in this Update are effective for annual periods ending on or after December 15, 2012, including interim periods within those annual periods. Early adoption is permitted for public and nonpublic entities. A nonpublic entity may early adopt the amendments for any interim period of the fiscal year of adoption. A nonpublic entity that elects early adoption should apply the provisions of this Update retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. The Company decides to adopt the amendment for the year starting from June 1, 2012, and the Company does not expect the adoption of this pronouncement to have a significant impact on its financial condition or results of operations.

NOTE 3 – PREPAID ACCOUNTS

The prepaid account in amount of $67,627 is a cash payment to Jining Tianruitong Technology Development Limited Company. On October 26, 2010, Shandong Spring Pharmaceutical signed an agreement to purchase three patents relating to Chinese herbal formulas from Jining Tianruitong Technology Development Limited Company for $15,557,318. Pursuit to this agreement, the Company made an advance payment of $15,557,318 in October 2010. Subsequently, this purchase agreement was amended and restated on March 14, 2011. According to the amended terms, $10,050,910 of the total purchase price is returned to the Company by the owner of the patents because certain governmental approvals for the transfer patents were not completed and the patents are being purchased as a group. As of December 31, 2011, only $67,627 remains in the prepaid account. The rest of the prepayment has been returned.

NOTE 4 - INVENTORY

Inventory consists of finished goods, work-in-process, and raw materials. No allowance for inventory was made for the nine months ended December 31, 2011 and 2010.

The components of inventories as of December 31, 2011, and March 31, 2011 were as follows:

	Period Ended
	Dec 31, 2011	Mar 31, 2011
Raw materials	$869,101	$8,699
Work-in-progress	539,529	27,225
Finished goods	$1,075,351	$23,259

Total Inventories	$2,483,981	$59,183

NOTE 5 - PLANT, PROPERTY AND EQUIPMENT, NET

The components of property and equipment as of December 31, 2011 and March 31, 2011 were as follows:

	Period Ended,
	December 31,	March 31,
	2011	2011
Machinery & Equipment	$537,897	$516,935
Furniture & Fixture	164,364	96,156
Building	10,098,970	9,685,212
Subtotal	10,801,231	10,298,303
Less: Accumulated Depreciation	(1,016,390)	(668,745)
Total plant, property and equipment, net	$9,784,841	$9,629,558

The depreciation expense for the three months ended December 31, 2011 and 2010 was $27,885 and 24,066, respectively.

The depreciation expense for the nine months ended December 31, 2011 and 2010 was $155,283 and $100,992, respectively.

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

NOTE 7 - MAJOR CUSTOMER AND VENDOR

The Company currently sells two types of products: non-medical and medical products. Under the current sales model, the Company markets and sells non-medical products through distribution agents, and sells medical products through a certified medicine sales agent. According to the contracts with the agents, the Company does not make any credit sales; therefore, does not carry any accounts receivable balance.

For the three months ended December 31, 2011, the purchases from the two major vendors were $4,189,376, representing 86% of the Company’s total purchases for the quarter.

For the nine months ended December 31, 2011, the purchases from the two major vendors was $9,743,034, representing 81% of the Company’s total purchased for the period. For the nine months ended December 31, 2010, the purchase from the one major vendor, Shandong YCT was $6,272,395, representing 62% of the Company’s total purchases in the nine months.

	For the nine months ended
	December 31, 2011
Name of vendor	Amount	%
Shandong Kangyuan	$5,506,197	46%
Shandong YCT	4,236,837	35%
Purchase from two largest suppliers	$9,743,034	81%

NOTE 8 - INTANGIBLE ASSETS, NET

The intangible assets of the Company consist of land use right and purchased patents.

Net land use right and purchased patent were as follows:

	Amortization	As of,
	Period	Dec 31, 2011	Mar 31, 2011
Land use right	50 years	$1,610,564	$1.547,801
Less: Accumulated amortization		(169,677)	(139,821)
Land use right, net		1,440,887	1,407,980
Patent 1	16.5 years	7,300,544	7,016,045
Less: Accumulated amortization for Patent 1		(824,076)	(337,476)
Patent 1, net		6,476,468	6,678,569
Patents (non-US No. ZL200510045001.9)	13.75 years	9,839,864	-
Less: Accumulated amortization for Patent (non-US No. ZL200510045001.9)		(178,906)	-
Patent (non-US No. ZL200510045001.9), net		9,660,958	-
Patents (non-US No. ZL200710013301.8)	14.95 years	1,587,075	-
Less: Accumulated amortization for Patent (non-US No. ZL200710013301.8)		(26,600)	-
Patent (non-US No. ZL200710013301.8), net		1,560,475	-
Patent (U.S. No. 6,475,531 B1)	9.9 years	56,140,567	56,140,567
Less: Accumulated amortization for Patent (U.S. No. 6,475,531 B1)		(4,717,693)	(471,769)
Patent (U.S. No. 6,475,531 B1), net		51,422,874	55,668,798
Intangible assets, net		$70,561,663	$63,755,346

The book value of the land use right was $1,610,564 and $1,547,801 at December 31, 2011 and 2010. The increase of the book value in the amount of $62,763 resulted from the foreign exchange gains due to currency exchange rare fluctuations.

The book value of Patent – exclusive technology was $7,300,544 and $7,016,045 at December 31, 2011 and 2010. The increase of the book value in the amount of $284,499 resulted from the foreign exchange gains due to currency exchange rate fluctuations.

On October 1, 2011, two patents were transferred to the Company. The book value for patent – “Treatment to ischemic encephalopathy and its preparation method” (ZL 200510045001.9) is amounted to $9,839,864; and the book value for patent – “Chinese herbal medicine compound to treat renal insufficiency and its preparation” (ZL 200710013301.8) is amounted to $1,587,075.

The amortization expense of land use right for the three months ended December 31, 2011 and 2010 was $9,439 and $18,433, respectively. The amortization expense of patents for the three months ended December 31, 2011 and 2010 was $1,756,648 and $176,513, respectively.

The amortization expense of land use right for the nine months ended December 31, 2011 and 2010 was $29,856 and $26,573, respectively. The amortization expense of patents for the nine months ended December 31, 2011 and 2010 was $4,938,030 and $261,331, respectively.

NOTE 9 - TAX PAYABLE

Tax payable at December 31, 2011 and March 31, 2011 were as follows:

	As of
	December 31, 2011	March 31, 2011

Corporate Income Tax	$999,052	$1,141,293
Value-Added Tax	310,431	489,962
Other Tax & Fees	24,838	3,546

Total Tax Payable	$1,334,321	$1,634,801

NOTE 10 - INCOME TAXES

Shandong Spring Pharmaceutical Co., Ltd is subject to the Enterprise income tax (“EIT”) at a statutory rate of 25%.

For the three months ended December 31, 2011 and 2010, Shandong Spring Pharmaceutical Co., Ltd. recorded income tax provisions of $992,840 and $1,141,919, respectively.

For the nine months ended December 31, 2011 and 2010, Shandong Spring Pharmaceutical Co., Ltd. recorded income tax provisions of $1,878,207 and $2,085,719, respectively.

NOTE 11 – CONTINGENT LIABILITY AND EQUITY SUBJECT TO RETURN

On February 28, 2011, the Company entered into a purchase agreement with L.Y. Research Corp., a New Jersey corporation (“LY Research”); and the purchase agreement was amended and restated on August 15, 2011 (the “Purchase Agreement”). Pursuant to the terms of the Purchase Agreement, the Company acquired a patent (the “LY Patent”) from L.Y. (HK) Biotech Limited, a wholly owned company by L.Y. Research corp., in exchange for 44,254,952 shares of common stock at the acquisition date. In addition, 11,063,968 shares of common stock will be issued to the seller upon the occurrence of the quotation of the Company’s common stock on the OTCQB or OTCBB; and 20,546,711 shares will be issued to the seller upon the receipt by the Company of a minimum of $20,000,000 in gross proceeds from a debt or equity financing, or a series of debt and/or equity financings (the “Financing”); or upon the quotation of its common stock on NASDAQ or a major stock exchange located outside of the United States (collectively, “Events”). On September 9, 2011, the Company’s stock became quoted at OTCQB, therefore, 11,063,968 shares of common stock became issuable on September 9, 2011. Because the Company hasn’t issued the common stock to the seller as of December 31, 2011, the issuance of the 11,063,968 shares of common stock will be reflected when it occurs in the quarter ended March 31, 2012.

On October 21, 2011, the Purchase Agreement was further amended to state that if either of the Events should not occur within one year from October 21, 2011; the shares issued pursuant to the Purchase Agreement shall be returned to the Company and the LY Patent shall be returned to LY Research and the Purchase Agreement, as amended, shall be cancelled and of no further force or effect. The amendment also states that LY Research waives its right as the majority shareholder to vote and to receive any dividends or other distributions from the Company until the occurrence of either of the Events. As a result, the initial consideration of $32,748,665, the equivalent of 44,254,952 shares of common stock transferred at transaction date, is reclassified as a temporary equity which may subject to return. The total equity may subject to return consists of $44,255 common stock subject to return and $32,748,644 additional paid-in capital subject to return.

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

Recent Events

On October 21, 2011, the Company entered into an Amendment Agreement with L.Y. Research to amend the purchase agreement, dated as of February 28, 2011, and amended and restated as of August 15, 2011 (the “Purchase Agreement”) with respect to the acquisition of U.S. Patent #6,475,531B titled “Safe Botanical Drug for Treatment and Prevention of Influenza and Increasing Immune Function” (the “LY Patent”).

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

The LY Patent has not been used for the production of health care products and is not related to our current line of health care products (mainly the gingko products). We will use the LY Patent to apply for the IND (Investigational New Drug) of PBLG. After the clinical research and trials (Step 1, 2, 3) and qualified by the Chinese FDA, we intend to make application of new medicine to the Chinese FDA. Add health care product. Concurrently with such development, we intend to manufacture and market a health care product based on the patent that will not require FDA approval. We estimate that the commercialization of the patent to offer drugs that require FDA approval will not occur for three to four years and will require additional capital. The commercialization of the patent to offer health care products that do not require FDA approval will take one to two years. In each case, we anticipate that we will need to construct manufacturing facilities. The commercialization of the LY Patent will also require us to obtain additional financing, of which there can be no assurance.

Conducting clinical studies in China via Shandong Spring will save substantial R&D expenses compared to conducting such studies in the United States. According to the August 18, 2007 issue of World Journal, the average cost of the research and development for a new chemical drug is $980 million US dollars, of which 70 % will be used for clinical studies, and the average time of developing a new drug was 14.2 years in 2007.  CYIG could not afford such cost. In 2004, US FDA released Guidance for industry Botanical drug products. According to this guidance, presentation of the prior use of the herbal drugs in foreign countries will help the approval of the application for the production permit. Following the guidance, CYIG intends to prepare and submit a report of the historical use of Ban Lan Gen (“BLG”), an herbal anti-biotic, used to cool and clear skin irritations and reduce fevers and sore throats, or pure Ban Lan Gen (“PBLG”) in China to the US FDA, which we expect will accelerate the process of FDA approval. In the future, CYIG hopes to raise more capital for the research and development of the drug through offerings of debt or equity, but there can be no assurance such offerings will be successful. Simultaneously, CYIG will conduct the clinical studies following the standards of the US FDA in China, where the cost of conducting clinical trials is lower than in the United States. The conduct of clinical studies in foreign countries following the standards of the US FDA is permitted by the US FDA, and we believe that obtaining approval for an herbal drug from the FDA is easier than the approval of a chemical drug. In addition, CYIG would submit an application to China’s SFDA for the drug as an over the counter drug, which is permitted for sale in China.

Comparing Three Months Ended December 31, 2011 and 2010:

The following table sets forth information from our statements of operations for the three months ended December 31, 2011 and 2010, in U.S. dollars:

	Three Months Ended
	December 31,		$	%
	2011	2010	Change	Change	Notes
Revenues	10,112,489	9,886,824	225,665	2.3%

Cost of Sales	(4,712,730)	(4,613,157)	(99,573)	2.2%

Gross Profit	5,399,758	5,273,667	126,091	2.4%

Operating Expenses	(2,947,808)	(1,306,775)	(1,641,033)	125.6%	(1)

Operating Income	2,451,951	3,966,892	(1,514,941)	(38.2%)

Interest Income, net	65,818	18,273	47,545	260.2%

Other Income	-	580,211	(580,211)	(100.0%)

Income Tax Provision	(992,840)	(1,141,919)	149,079	(13.1%)

Net Income	1,524,929	3,423,457	(1,898,528)	(55.5%)

Comprehensive Income (Loss)	1,741,714	3,934,104	(2,192,390)	(55.7%)

(1) The 126% increase of operating expense was primarily the increase in amortization expense associated with the newly acquired US Patent (U.S. No. 6,475,531 B1).  For the three months ended December 31, 2011, the amortization expense for the US Patent No. 6,475,531 B1 alone was $1,415,307.

Net sales

During the three months ended December 31, 2011, we had net sales of $10,112,489, which is consistence with the net sales of 9,886,824 for the same period in 2010, with a slight increase of $225,665, or 2.3%.  Since late last fiscal year, we have made great effort on marketing and developing new customers for our self-produced drug – Huoliyuan Capsule.  As a result, we obtained new customers and expanded our sales of Huoliyuan Capsules.

 Product Mix

The following table presents the breakdown of revenues by product mix:

Cost of Sales and Gross Margin

During the three months ended December 31, 2011, we had cost of sales of $4,712,730, as compared with cost of sales of $4,613,157 during the same period in 2010, an increase of approximately $99,573, or 2.3%, reflecting an increase in net sales. The gross profit rose to $5,399,758 for the three months ended December 31, 2011, or a 2.4% increase compared with $5,373,667 during the same period in 2010.  Our gross margin increased to 53.4% during the three months ended December 31, 2011, which remained consistence from 53.3% during the three months ended December 31, 2010.   The percentage of our cost of sales over the sales for the Health care supplements decreased slightly to 45.8% for the three months ended December 31, 2011 from 46.3% for the same period in 2010 because we obtained a more favorable sales contract with Shandong YCT since late last fiscal year.  Our cost of sales over the sales for the Huoliyuan Capsules increased slightly to 48.8% for the three months ended December 31, 2011 from 47.1% for the same period in 2010..

Selling Expenses

Our selling expenses decreased by $129,764, or 15.4%, to $713,694 for the three months ended December, 2011, from $843,458 for the same period of 2010. As a percentage of sales, selling expenses decreased to 7.1% for the three months ended December 31, 2011 from 8.5% for the same period in 2010. The decrease of selling expenses was primarily due to a decrease in sales commission.

General and Administrative Expenses

Our general and administrative expenses were $2,050,421 during the three months ended December 31, 2011, compared with $352,096 during the three months ended December 31, 2010, an increase of $1,698,325 or approximately 482.3%. The increase in general and administrative expenses was principally due to the amortization expense accrued for the acquired US Patent (U.S. No. 6,475,531 B1). During the three months ended December 31, 2011, the amortization expense of this patent was $1,415,308.

Research and Development Expenses

Research and development expenses were $183,693 during the three months ended December 31, 2011 compared with $111,221 during the three months ended December 31, 2010, an increase of $72,462, or 65.2%, reflecting the increased expenses related to making investments in research and development of new technologies and products that can be utilized to refine and extract the beneficial compounds I plants, primarily gingko.

Interest Income (Expense), Net

Interest income increased by $47,545 during the three months ended December 31, 2011, compared to the three months ended December 31, 2010. The increase in interest income resulted from increased bank deposit of $16,435,853.   There was no interest expense as we did not borrow money from bank or other parties.

Income Tax

Income tax was $992,840 during the three months ended December 31, 2011, as compared to $1,141,919 for the same period of 2010, a decrease of $149,079, or approximately 13.1%. The decrease was primarily due to the decreased taxable income during the three months ended December 31, 2011.

Net Income

	Revenue
	Three Months Ended December 31,
	2011			2010	Change in	Change in
	Amount	%	Amount	%	Amount	%

Health care supplements	3,398,462	33.6%	5,507,466	55.7%	(2,109,004)	-38.3%

Drugs (Huoliyuan Capsule)	6,192,876	61.2%	4,379,358	44.3%	1,813,518	41.4%

Other (External contract work)	521,151	5.2%	-	0.0%	521,151	100.0%

Total Revenue	10,112,489	100.0%	9,886,824	100.0%	225,665	2.3%

As a result of the above factors, we had a net income of $1,524,929 during the three months ended December 31, 2011, compared with a net income of $3,423,457 during the three months ended December 31, 2010.

	Nine Months Ended
	December 31,		$	%
	2011	2010	Change	Change
Revenues	26,477,760	21,301,142	5,176,618	24.3%

Cost of Sales	(11,894,299)	(10,788,613)	(1,105,686)	10.2%

Gross Profit	14,583,461	10,512,529	4,070,932	38.7%

Operating Expenses	(8,734,175)	(2,865,074)	(5,869,101)	204.8%

Operating Income	5,849,286	7,647,455	(1,798,169)	-23.5%

Interest Income, net	209,953	18,273	191,680	1049.0%

Other Income	-	580,211	(580,211)	-100.0%

Income Tax Provision	(1,878,207)	(2,085,719)	207,512	-9.9%

Net Income	4,181,032	6,160,220	(1,979,188)	-32.1%

Comprehensive Income (Loss)	5,033,504	8,359,820	(3,326,316)	-39.8%

Comprehensive Income

As a result of a currency translation adjustment, our comprehensive income was $1,741,714 during the three months ended December 31, 2011, compared with comprehensive income of $3,934,104 during the three months ended December 31, 2010 due to exchange rate fluctuations from the translation of our Chinese subsidiary from Chinese RMB, their functional currency, to US dollar, our reporting currency.

 Comparing Nine Months Ended December 31, 2011 and 2010:

The following table sets forth information from our statements of operations for the nine months ended December 31, 2011 and 2010, in U.S. dollars:

Net sales

During the nine months ended December 31, 2011, we had net sales of $26,477,760, as compared with net sales of $21,301,142 during the same period in 2010, an increase of $5,176,618, or 24.3%, due to the 71.1% increase in sales of Huoliyuan Capsules and 17.6% increase in addition of external contract works, offset by 25.7% decrease in sales of Health products.

Revenues by product mix

The following table presents the breakdown of revenues by product mix:

	Revenue
	Nine Months Ended December 31,
	2011			2010	Change in	Change in
	Amount	%	Amount	%	Amount	%

Health care supplements	9,249,104	34.9%	12,674,554	59.5%	(3,425,450)	-27.0%

Drugs (Huoliyuan Capsule)	15,615,134	59.0%	8,626,588	40.5%	6,988,546	81.0%

Other (External contract work)	1,613,522	6.1%	-	0.0%	1,613,522	100.0%

Total Revenue	26,477,760	100.0%	21,301,142	100.0%	5,176,618	24.3%

Cost of Sales and Gross Margin

During the nine months ended December 31, 2011, we had cost of sales of $11,894,299, as compared with cost of sales of $10,788,613 during the same period in 2010, an increase of approximately $1,105,686, or 10.2%, reflecting the increase in net sales. The gross profit rose to $14,583,461 for the nine months ended December 31, 2011, or a 38.7% increase compared with $10,512,529 during the same period in 2010. Our gross margin increased to 55.1% during the nine months ended December 31, 2011 from 49.4% during the same period in 2010.   The increase was mainly attributed to the larger sales volume of our self-produced drug and the cost reduction from production cost of Huoliyuan capsules. The percentage of our cost of sales over the sales the Huoliyuan Capsules was down to 46.0% for the nine months ended December 31, 2011 from 51.2% for the same period in 2010 because our production process is more mature and more optimized.  In addition, beginning with the fiscal year of 2011, we obtained new contracts from external customers to process and package their semi-finished products.  Although sales from these products are not a major component of the total sales, the gross margin from these sales were rather high.

Selling Expenses

Our selling expenses increased by $728,396, or 41.0%, to $2,505,249 for the nine months ended December 31, 2011, from $1,776,853 for the same period of 2010. As a percentage of sales, selling expenses increased from 8.3% for the nine months ended December 31, 2010 to 9.5% for the same period of 2011. The increase of selling expenses was primarily due to an increase in advertising and promotion expenses related to marketing and promotional activities in Huoliyuan Capsule market.

General and Administrative Expenses

Our general and administrative expenses were $5,651,412 during the nine months ended December 31, 2011, compared with $855,011 during the nine months ended December 31, 2010, an increase of $4,796,401 or approximately 561.0%. The increase in general and administrative expenses was principally due to the amortization expense recorded for the acquired US Patent (U.S. No. 6,475,531 B1). During the nine months ended December 31, 2011, the amortization expense of this patent was $4,245,924.

Research and Development Expenses

Research and development expenses were $577,514 during the nine months ended December 31, 2011 compared with $233,210 during the same period in 2010, an increase of $344,304, or 147.6%, reflecting the increased expenses related to making investments in research and development of new technologies and products that can be utilized to refine and extract the beneficial components from plants, primarily gingko.

Interest Income

Interest income increased by $191,680 for the nine months ended December 31, 2011. The increase in interest income resulted from increased bank deposit of $16,435,853.

Income Tax

Income tax was $1,878,207 during the nine months ended December 31, 2011, as compared to $2,085,719 for the same period of 2010, a decrease of $207,512, or approximately 9.9%. The decrease was primarily due to the lower taxable income during the nine months ended December 31, 2011.

Net Income

	FOR THE THREE MONTHS ENDED		FOR THE NINE MONTHS ENDED
	December 31, 2011 (Pro forma)	December 31, 2010	December 31, 2011 (Pro forma)	December 31, 2010
Sales Revenue	$10,112,489	$9,886,824	$26,477,760	$21,301,142
Cost of Goods Sold	4,712,730	4,613,157	11,894,299	10,788,613
Gross Profit	5,399,758	5,273,667	14,583,461	10,512,529
Selling Expenses	713,694	843,458	2,505,249	1,776,853
G&A Expense	635,114	352,096	1,405,491	855,011
R&D Expenses	183,693	111,221	577,514	233,210
Total expense	1,532,501	1,306,775	4,488,254	2,865,074
Income from operation	3,867,258	3,966,892	10,095,207	7,647,455
Interest income (Expense)	65,818	18,273	209,953	18,273
Other income (Expense)	-	580,211	-	580,211
Profit before tax	3,933,076	4,565,376	10,305,160	8,245,939
Income tax	992,840	1,141,919	1,878,207	2,085,719
Net income	2,940,236	3,423,457	8,426,953	6,160,220

Basic and diluted income per common share
Basic and Diluted	0.10	0.12	0.29	0.21
Weighted average number of common shares outstanding
Basic and Diluted	29,525,523	29,473,902	29,525,523	29,473,902

As a result of the factors described above, we generated net income of $4,181,032 during the nine months ended December 31, 2011, as compared with net income of $6,160,220 during the same period in 2010.

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

PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

Comprehensive Income

As a result of a currency translation adjustment, our comprehensive income was $5,033,504 during the nine months ended December 31, 2011, compared with $8,359,820 during the nine months ended December 31, 2010, which is mainly attributable to the exchange rate fluctuations from translating our Chinese subsidiaries from Chinese RMB, their functional currency, to US dollar, our reporting currency.

Liquidity and Capital Resources

Summary consolidated balance sheet data: (in US$, except for percentages)

	As of
	December 31, 2011	March 31, 2011	Changes in	Changes in
	(Unaudited)	(Audited)	Amount	%	Note
Cash and cash equivalent	18,443,850	6,046,804	12,397,046	205%
Prepaid accounts	67,627	15,602,258	(15,534,631)	-100%	(1)
Inventory	2,483,981	59,183	2,424,798	4097%	(2)
Plant, property and equipment, net	9,784,841	9,629,558	155,283	2%
Construction in progress	219,752	211,189	8,563	4%
Intangible assets, net	70,561,663	63,755,346	6,806,317	11%	(3)
Total assets	101,561,714	95,304,338	6,257,376	7%
Accounts payable	-	-	-	-
Tax payable	1,334,321	1,634,801	(300,480)	-18%	(4)
Other payable	1,753,911	229,561	1,524,350	664%	(5)
Total current liabilities	3,088,232	1,864,362	1,223,870	66%
Contingency liabilities	23,391,902	23,391,902	-	0%
Total liabilities	26,480,134	25,256,264	1,223,870	5%
Total equity	75,081,580	70,048,074	5,033,505	7%

(1)

In the nine months ended December 31, 2011, the decrease in prepaid accounts of $15,534,631 was mainly as a result of refund from Jining Tianruitong Technology Development Limited Company. In addition, the prepaid amount was decreased for the transferring of the patents.

(2)	The increase in inventory of $2,424,798 was mainly due to the increased production of Huoliyuan Capsules which increased raw materials, work-in-progress, and finished goods at December 31, 2011.

(3)

The increasing in intangible assets of $6,806,317 was due to the two patents transferred in based on the purchase agreement signed in October 2010. The addition to the intangible assets was offset by the recognition of amortization cost for the patents.

(4)	The decrease in tax payable of $300,480 was primarily due to the decreased taxable income during the nine months ended December 31, 2011 as a result of the significant amortization expense for the acquired US patent.

(5)	The increasing in other payables of $1,524,350 was mostly the remaining balance for the two patents purchased.

The Company does not have any accounts receivable balance at December 31, 2011, due to the sales model of our product mix. The Company currently sells two types of products: non-medical and medical products. Neither product’s sales are associated with any accounts receivable balance.

Under the current sales model, the Company markets and sells non-medical products through distribution agents.  All customers are dealt with through the Company's distribution agents. When a customer places an order, the order is entered into the Company's ordering system and confirmed by designated distributors. The distributor collects payment from the customer before the order is confirmed. The confirmed order is reviewed by the Company’s sales department and the products are shipped directly to the customer from the Company. According to the sales agreements between the Company and its distributors, the Company is guaranteed to receive the full payment from distributors for all the products shipped to customers within one month from delivery. The Company reconciles its sales to the distributors' records and recognizes revenue at the end of each month. In the meantime, the same amount of cash associated with the Company’s sales of non-medical products is transferred to the Company's bank account from the distributors. Therefore, there is no accounts receivable balance associated with the Company’s non-medical product sales at the end of each quarter.

For the sales of medical products, the Company makes sales through a certified medicine sales agent. According to the contract with the agent, the Company collects cash before shipping the medical products to the agent. Since there are no credit sales, there is no accounts receivable balance associated with the Company’s medical product sales at quarter end.

In order to fully implement our business plan, however, we will require capital contributions in excess of our current asset value and the surplus capital, which we believe will be generated from operations. Bringing our manufacturing facility to an operating level that should make the manufacturing operation profitable to produce our current products is estimated to require an additional $10 million. In order to develop the Influenza Patent and offer a drug that would require Chinese FDA approval and a health care product that would not require such approval, we will require an additional $20 million. To fully implement our business plan, including development of a facility to utilize our proprietary method of extracting flavones from ginkgo by using enzyme technology, we will need a total of $40 million. Therefore, we expect to access the capital markets in both the United States and China and/or seek bank financing to obtain the funds. At present, we have no commitment or understanding from any source for additional debt or equity capital and there can be no assurance that the funds will be available on acceptable terms.

As of December 31, 2011, we had $18,443,850 in cash and cash equivalents, compared to $6,046,804, as of March 31, 2011. There was an increase in cash and cash equivalents of $12,397,046. The net increase in cash and cash equivalents between December 31, 2011 and March 31, 2011 was mainly due to a refund of our previous payment for acquisition of three patents from Jining Tianruitong Technology Development Limited Company.  On October 26, 2010, we signed an agreement to purchase three patents relating to Chinese herbal formulas from Jining Tianruitong Technology Development Limited Company for $15.6M. Pursuit to this agreement, we made an advance payment of $15,600,000 in October 2010, and the agreement’s effectiveness was conditioned on the patents’ registration for transfer of title with the Chinese Patent Office. Subsequently, this purchase agreement was amended and restated on March 14, 2011.  According to the amended agreement, $10,100,000 of the total purchase price was returned to us from Jining Tianruitong Technology Development Limited Company because certain governmental approvals were not completed for the transfer of patents, which should be purchased as a group. Under the amended agreement, the balance of the purchase price was to be paid in three equal annual installments in October 2011, 2012 and 2013. We are applying for the governmental approvals for the transfer of the remaining patents and expect to complete the transfer in the fourth quarter of the fiscal year ending March 31, 2012.  Two of the patents had been transferred to the Company in October 2011.

Operations

For the nine months ended December 31, 2011, cash provided by operations was $9,295,626, an increase of 70.6% compared to cash provided by operations of $4,862,354 for the same period in 2010.   The primary reason for the change was due to the recognized amortization expense of $4,245,924 associated with the US patent.

Investments

Cash provided by investing activities was $3,596,200 for the nine months ended December 31, 2011 as compared to cash used in investing activities of $15,917,285 for the same period in 2010. The increase was mainly due to the refund of $10.6M from Jining Tianruitong Technology Development Limited Company during the nine months ended December 31, 2011.

Financing

There were no financing activities for the nine months ended December 31, 2011.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on their financial condition or results of operations.

Critical Accounting Policies

This section should be read together with the Summary of Significant Accounting Policies included as Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2011 and 10-Qs filed with the SEC.

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

Principles of consolidation

The consolidated financial statements for the nine months ended December 31, 2011 and 2010 include the accounts of China YCT International Group, Inc and Shandong Spring Pharmaceutical Company. Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).  All significant inter-company balances and transactions are eliminated in consolidation.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2011. Pursuant to Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by China YCT International Group in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information China YCT International Group is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. The Company’s management made an assessment that the internal controls over financial reporting were not effective as of March 31, 2011 because the Company lacked a full time finance person who has a United States CPA license, is familiar with GAAP and has English language skills. As an interim solution, the Company engaged two part time consultants who are qualified financial professionals. In addition, we require that all of the accounting personnel in the accounting department take a minimum of 24 CPE credits annually that focus on US GAAP and internal financial reporting standards. Therefore, management believes that we have remediated the weakness and can remove the assessment going forward. Our Chief Executive Officer and Chief Financial Officer concluded that we have remediated the weakness and China YCT International Group’s system of disclosure controls and procedures was effective as of December 31, 2011 for the purposes described in this paragraph. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that China YCT International Group’s system of disclosure controls and procedures and our internal controls over financial reporting were effective as of December 31, 2011 for the purposes described in this paragraph.

Changes in Internal Controls.

 There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation described in the preceding paragraph that occurred during the three months ended December 31, 2011 that has materially affected or is reasonably likely to materially affect China YCT International Group’s internal control over financial reporting. Pursuant to Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, the term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the issuer's principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Date: February 16, 2012
/s/ Yan Tinghe
Yan Tinghe Chief Executive Officer
(Principal Executive Officer)

/s/ Li Chuanmin
Li Chuanmin Chief Financial Officer
(Principal Financial Officer

