Form 10-K/A
period 2011-03-31
China YCT International Group, Inc.
filed 2012-06-08
CIK 847464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment 2

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

Nature of Amendment

The Form 10K-A is being amended to restate our previously issued financial statements for the year ended March 31, 2011. On February 28, 2011, we acquired a United States patent which was accounted for as an acquisition of an asset. However, we recognized the contingent considerations which would be accounted for under the acquisition of a business. Therefore, we overstated the fair value of the patent. We have restated our financial statements to correct this error. The changes in the financial statements at March 31, 2011 include, but are not limted to, a decrease in the amount recorded for net intangible assets by $23,195,331 a decrease in the amount reccoded as a contingent liability by $23,391,902 and an increase of $147,428 in retained earnings. We have also provided additional explanation as to (i) the intended purposes of the patent, (ii) the lack of accounts receivable as of March 31, 2011 and (iii) additional disclosure regarding the tax treatment of the acquisition of the patent.

CHINA YCT INTERNATIONAL GROUP, INC.

FORM 10K/A

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

On February 28, 2011, the Company acquired U.S. patent No. 6,475,531 B1 titled “Safe Botanical Drug for Treatment and Prevention of Influenza and Increasing Immune Function” (the “Influenza Patent”) through a purchase agreement with L.Y. Research Corp. and its subsidiary, and LY. (HK) Biotech Limited,. as amended as of August 15, 2011 (the “Acquisition Agreement.”)  In consideration for the purchase of the patent, CYIG issued LY Holding Limited, an affiliate of LY Research Corp., 44,254,952 shares of common stock, which consideration may increase to a maximum of 75,865,631 shares of CYIG common stock pursuant to the Acquisition Agreement. The total value of the consideration on the acquisition date is $32,748,665 which is calculated by the total issuing shares, multiplying CYIG’s quoted stock price $0.74 per share on February 28, 2011.

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

According to data issued by Chinese Association (Wutai) of Market Information and Research , the annual worldwide consumption of various gingko extracts exceeded 460 tons in 2007, of which over 80% was produced in China .   A large portion of the Chinese production, however, is extracted from gingko biloba, and lacks aglycone.  The primary sources of aglycone-rich extracts are France, Germany, and  the US.  We plan to compete directly with these international competitors.  We believe that our competitive advantages will be a substantially lower cost of production and advanced extraction technology.

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

The Influenza Patent has not been used for the production of health care products and is not related to our current line of health care products (mainly the gingko products). We will use the Influenza patent to apply for the IND (Investigational New Drug) of PBLG. After the clinical research and trials (Step 1, 2, 3) and qualified by the Chinese FDA, we intend to make application of new medicine to the Chinese FDA. Add health care product. Concurrently with such development, we intend to manufacture and market a health care product based on the patent that will not require FDA approval. We estimate that the commercialization of the patent to offer drugs that require FDA approval will not occur for three to four years and will require additional capital. The commercialization of the patent to offer health care products that do not require FDA approval will take one to two years. In each case, we anticipate that we will need to construct manufacturing facilities. The commercialization of the patent will also require us to obtain additional financing, of which there can be no assurance.

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

Recent Development

In February 2011, we entered into the Acquisition Agreement, with L.Y. Research Corporation (“LY Research”), which agreement was amended as of August 15, 2011. Pursuant to the Acquisition Agreement, we acquired HK Biotech’s US patent No. 6,475,531 B1, titled “Safe Botanical Drug for Treatment and Prevention of Influenza and Increasing Immune Function” (the “Patent”). On March 11, 2011, we issued 44,254,952 shares of common stock to LY Holding Ltd, an affiliate of LY Research, which shares constitute 60% of the issued and outstanding shares of our common stock.

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

LY Research is a corporation incorporated in New Jersey, focusing on the research and development of botanical drugs. LY Research and LY Holding Limited were founded by and are wholly-owned by. Yaguang Liu. Upon the closing of the transactions contemplated by the Acquisition Agreement, Yaguang Liu became the beneficial owner of 44,254,952 shares of our common stock.

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

Since 1979, PRC legislation and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, China has not developed a fully integrated legal system and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. In particular, because these laws and regulations are relatively new, and because of the limited volume of published decisions and their nonbinding nature, the interpretation and enforcement of these laws and regulations involve uncertainties. In addition, the PRC legal system is based in part on government policies and internal rules (some of which are not published on a timely basis or at all) that may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until sometime after the violation. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

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

(a)   Market Information .

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

(b)   Holders ..   We have 770 registered stockholders of record of our Common Stock, as of September 5, 2011.

(c)   Dividend Policy .  We have  not declared or paid cash  dividends or made distributions  in the  past,  and we do not  anticipate  that we will  pay  cash dividends or make  distributions in the foreseeable  future. We currently intend to retain and reinvest future earnings, if any, to finance our operations.

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

The purchase price to be paid by the Company is as follows:

(3)	On March 11, 2011, we issued 44,254,952 shares of its common stock to LY Holding Ltd, the designee of LY Research , which shares constitute 60% of the issued and outstanding shares of common stock of the Company;

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

LY Research, a corporation incorporated in New Jersey, focuses on the research and development of botanical drugs. LY Research and LY Holding Limited were founded by and are wholly-owned by Dr. Yaguang Liu. Upon the closing of the transactions contemplated by the Acquisition Agreement, Dr. Yaguang Liu became the beneficial owner of 44,254,952 shares of the Company’s common stock. The shares were issued under Regulation D of the Securities Act.

(f) Repurchase of Equity Securities .  The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the year ended March 31, 2011.

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

On February 28, 2011, the Company acquired U.S. patent No. 6,475,531 B1 titled “Safe Botanical Drug for Treatment and Prevention of Influenza and Increasing Immune Function” (the “Influenza Patent”) through a purchase agreement with L.Y. Research Corp. and its subsidiary, and LY. (HK) Biotech Limited, as amended on August 15, 2011 (the “Acquisition Agreement.”)  In consideration for the purchase of the patent, CYIG issued LY Holding Limited, an affiliate of LY Research Corp., 44,254,952 shares of common stock, which consideration may increase to a maximum of 75,865,631 shares of CYIG common stock pursuant to the Acquisition Agreement. The total value of the consideration on the acquisition date is $32,748,665 which is calculated by multiplying the total issuing shares, CYIG’s quoted stock price of $0.74 per share on the date of February 28, 2011.  The value of the patent as per the market value of the stock reflects the patents pre-amortized value when the owner transferred the patent to the Company on February 28, 2011.  The remaining legal life of the patent is 9.9 years.  The Company is amortizing the cost on a straight-line basis over 9.9 years.

The patent is for an herbal medication called Pure Ban Lan Gen (“PBLG”). We acquired this patent in order to achieve the following two purposes:

(1)	Drug - This patent will be used for research and development activities for a drug with a clinical study. The clinical study will be conducted in China. We intend to start the research and development activities of the drug after we obtain additional financing. Assuming successful completion of the clinical study, we will then use the patent to get approval for production of the herbal drug from China’s SFDA. Once we get approval from China’s SFDA, we will use the patent to obtain the approval for production of the herbal drug from the United States’ FDA as well.

(2)	Health Product - We also plan to sell the PBLG as a health product directly in China and the United States market. As a health product, sales of PBLG do not need any additional research and development or approval from China’s FDA and the United States’ FDA.

Therefore, we will not use this patent solely in research and development through a clinical study for the drug PBLG; we also plan to use the patent to sell PBLG as a healthcare product directly in China and the United States. To that end, we concluded that this patent is an intangible asset which should be capitalized.

Net Sales

The following is the sales breakdown by products during the years ended March 31, 2011 and 2010 :

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

Selling, General and Administrative Expenses.

During the year ended March 31, 2011, we efficiently managed our overall SG&A expense. Our SG&A expenses consist primarily of sales commissions, advertising and promotion expenses, freight charges and related compensation. Our overall SG&A expenses for year ended March 31, 2011 were $3,401,503 or 10% of our total revenue for the period, representing a decrease of 30% as compared with the SG&A expenses ratio for the year of 2010.

Our G&A expenses for the year ended March 31, 2011 decreased by 30%or $1,438,642 as compared to the prior year. These decreases were primarily a result of the lower overhead cost such as advertisement and maintaining cost as compared to the cost incurred by the Company in developing and maintaining the facilities for the manufacture of Huoliyuan Capsule in the prior year.

  Net Income

During the year ended March 31, 2011, we realized $10,214,768 in net income, representing a 8%or $961,709 increase as compared to $9,453,059 during the year ended March 31, 2010. The increase was proportional to the increased sales during the year of 2011.

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

Liquidity and Capital Resources

Our principal sources of liquidity were funds generated from our operations. As of March 31, 2011, Shandong Spring Pharmaceutical had $19,794,740 in working capital, an increase of $11,237,197 or 131% as compared to the working capital as of March 31, 2010. The increase was primarily due to the increase in prepaid account caused by the acquisition of a patent. The prepaid account increased to $15,602,258 by $15,510,296 or 16866% for March 31, 2011, as compared to the previous year. As of March 31, 2011, cash and cash equivalents were $6,046,804, a decrease of $5,865,129 or 49% from $11,911,933 as of March 31, 2010.

We did not have accounts receivable outstanding as of March 31, 2011. The Company currently sells two types of products: non-medical and medical products. Neither product’s sales are associated with any accounts receivable balance.

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

For the sales of medical products, the Company makes sales through a certified medicine sales agent. According to the current contract with the agent, the Company collects cash before shipping the medical products to the agent. Since there is no credit sales, there is no accounts receivable balance associated with the Company’s medical product sales at quarter end.

Based on our current operating plan, we believe that existing cash and cash equivalents balances, as well as cash forecast by management to be generated by operations, will be sufficient to meet our working capital and capital requirements for our current operations. Our operations have produced positive cash flow, with $9,491,029 provided by operating activities for the year ended March 31, 2011. We expect our marketing activities to continue to operate cash-positively. We commenced our own manufacturing operations during this year, which has put some pressure on our cash flow. We may be required to seek additional capital and reduce certain spending as needed on an on-going basis. There can be no assurance that any additional financing will be available on acceptable terms.

In order to fully implement our business plan, however, we will require capital contributions in excess of our current asset value and the surplus capital which we believe will be generated from operations . Bringing our manufacturing facility to an operating level that should make the manufacturing operation profitable to produce our current products is an additional is estimated to require an additional $10 million. In order to develop the Influenza patent and offer a drug that would require Chinese FDA approval and a health care product that would not require such approval, we will require an additional $20 million. To fully implement our business plan, including development of a facility to utilize our proprietary method of extracting flavones from ginkgo by using enzyme technology, we will need a total of $40 million. Therefore, we expect to access the capital markets in both the United States. and China and/or seek bank financing to obtain the funds we expect to require. At present, we have no commitment or understanding from any source for additional debt or equity capital and there can be no assurance that the funds will be available on acceptable terms.

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

The Company's property and equipment assets increased by 88% or $4,832,002 from $5,466,301 to $10,298,303 year over year as of March 31, 2011. During 2011, the construction in progress decreased to $211,189 from $4,627,665.  The Company's intangible assets increased to $40,560,015from $8,093,111. The revenue generated from the resale of Shandong YCT's products comprised 58% of our total annual revenue in the year 2011.

Financing Activities

No net cash was generated or used by financing activities over the year ended March 31, 2011.

Stockholder’s Equity

In February 2011, the Company entered into the Acquisition Agreement with L.Y. Research Corp. and LY (HK) Biotech Limited. Pursuant to the terms of the Acquisition Agreement, the Company acquired a patent from L.Y. (HK) Biotech Limited, in exchange for up to 75,865,631 shares of the Company’s common stock. Pursuant to the terms of the agreement, at closing, 44,254,952 shares of the Company’s common stock were issued to L.Y. Holding Limited, an affiliate of LY Research Corp.   The total value of the consideration on the acquisition date is $32,748,665 which is calculated by multiplying the  issuing shares, by CYIG’s quoted stock price of $0.74 per share on the date of February 28, 2011. We also received an independent third party assessment that supported the value of the patent.

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

Li Chuanmin.  Mr. Li has been our Chief Financial Officer since 2005 and has been involved with corporate financial management and accounting for over 27 years.  Since 2005, he has been employed as Chief Financial Officer of the Company’s subsidiary, Shandong Spring Pharmaceutical Co., Ltd.  From 2000 to 2005 Mr. Li was employed as Chief Financial Officer of Shandong Yongchuntang Biotechnology Co., Ltd.  From 1998 to 2000, Mr. Li was a teacher at the Shandong Finance Institute .  From 1990 to 1998, he was employed by an accounting firm in Jining City.  Previously Mr. Li was employed in the accounting department of Shandong Sishui Materials Corporation.  In 1986, Mr. Li received a diploma from the Shandong Finance Institute.

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

Bai Junying .. Dr. Bai was appointed as an independent director of China YCT International Group on April 6, 2009. Over the last twenty years, Dr. Bai has held senior management roles in several companies, including as CEO of Shandong Dong-e E-jiao Group, CEO of Shandong Xinhua Pharmaceutical Co., Ltd., and head of the research and development department and subsequently vice executive manager of Lukang Pharmaceutical Group Co., Ltd.  Dr. Bai is currently the CEO of Shandong Dong E-jiao Group, a national well-know pharmaceutical and health care group. From 2000 to 2005, while Dr. Bai served at Shandong Xinhua Pharmaceutical Group Co., Ltd, where he was responsible for the daily operation of the company.  Dr. Bai successfully brought the company public and helped develop the company into one of the leading pharmaceutical companies in China. As Head of the R&D Department at Lukang Pharmaceutical Group from 1987 to 2000, Dr. Bai played a central role in the integration and development of an antibiotic injection agent, which made Lukang Pharmaceutical Group a national research center for antibiotics. In 1990, Dr. Bai obtained his Ph.D.  in Pharmacy from Beijing University Health Science Center.

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

Zhou Hanwei .. Mr. Zhou has been employed by Shandong Spring Pharmaceutical Co., Ltd., our wholly owned subsidiary, as its General Manager since 2008. He is a Licensed Pharmacist in the PRC and has over 24 years of experience in the pharmaceutical industry. Prior to joining us, Mr. Zhang was employed by Shandong Guanglin Pharmaceutical as General Manger from 2006 to 2008. He graduated from Shenyang Pharmaceutical University in 1994 and majored in Pharmacy.

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

Shao Zecheng .. Mr. Shao has been involved with capital business for over 10 years.  Since 2007 he has been employed as vice president of the Company’s subsidiary, Shandong Spring Pharmaceutical Co., Ltd.  From 1997 to 2007 Mr. Shao was employed as Minister of Korean Daewoo Group.  During the period, he successfully managed, designed and programmed 2 ERP projects and cooperated with the other departments of the company in the past years. All the projects were released on schedule, with high quality that helped the company's business grow. From 1994 to 1997, Mr. Shao was a computer engineer at the Shandong Huajin Group.   In 1994 Mr. Shao received a diploma from the Shandong Teachers’ University; In 1996 PLC Engineering OF AB company US. Xiamen City Fujian P.R China; In 2000, received the Super Development Engineer Certificate for PoweBuilder in Sybase Center.

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

Base Salary

The base salary paid to Yan Tinghe during 2009 was $30,770. The 2010 annual compensation for Yan Tinghe and Li Chuanming was $45,500 and $30,000 respectively. All such amounts were paid in cash. The base salary reflects each executive’s skill set and the market value of that skill set as determined by our Board of Directors and/or our executive officers. No compensation was paid to the independent directors during the fiscal year ended March 31, 2011.

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

PART IV

ITEM 15.             EXHIBITS

3.1	Certificate of Incorporation - filed as an exhibit to the Company's Registration Statement on Form 8-A (SEC File No.) and incorporated herein by reference. *

3.2	Certificate of Amendment to Certificate of Incorporation - filed as an exhibit to the Company's Registration Statement on Form 8-A (SEC File No.) and incorporated herein by reference. *

3.3	By-laws– filed as an exhibit to the Company's Registration Statement on Form 8-A (SEC File No. 000-53600) and incorporated herein by reference. *

4.1	Purchase Agreement between China YCT and L.Y. Research Corporation, filed as an exhibit to the Company’s Current Report on Form 8-K filed on March 3, 2011

4.2	English Translation of Amendment to Purchase Agreement between China YCT, LY (HK Biotech) Holdings and L.Y.Research Corporation, dated August 15 2011, filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 26, 2011

10.1	English Translation of Patent Transfer Agreement between Shandong Spring and Shandong YCT*

10.2	English Translation of Distribution Agreement between China YCT and Shandong YCT*

10.3	English Translation of Form of Distribution Agreement between China YCT and Feng Libin*

10.4	English Translation of Loan Agreement between China YCT and Shandong YCT*

10.5	English Translation of Loan Agreement between China YCT and Changchun Paper *

10.6	English Translation of Employment Agreement between Shandong Spring and Hanwei Zhou as General Manager*

10.7	English Translation of Employment Agreement between China YCT and Chuanming Li as CFO*

10.8	English Translation of Employment Agreement between China YCT and Dailong Li as CTO*

10.9	English Translation of Patent Transfer Agreement dated March 14, 2011 between Shandong Spring and Jining Tianruitong Technology Development Limited Company*

14.1	China YCT International Group Code of Ethics*

14.2	Charter for the Audit Committee*

14.3	Charter for the Governance and Nominating Committee*

14.4	Charter for the Compensation Committee*

21.1	Subsidiaries of the registration*

31.1	Rule 13a-14(a) Certificate – CEO

31.2	Rule 13a-14(a) Certificate – CFO

32	Certificate pursuant to 18 U.S.C. ss. 1350

*	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA YCT INTERNATIONAL GROUP, LTD.

By:

/s/ Yan Tinghe	June 4, 2012
Yan Tinghe Chief Executive Officer

/s/ Li Chuanmin ,	June 4, 2012
Li Chuanmin Chief Financial Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Yan Tinghe	June 4, 2012
Yan Tinghe, Director
Chief Executive Officer

/s/ Li Chuanmin	June 4, 2012
Li Chuanmin,
Chief Financial Officer

/s/ Robert Fanella
Robert J. Fanella	June 4, 2012
Director

/s/ Bai Junying
Dr. Bai Junying	June 4, 2012
Director

/s/ Zhang Wengao
Zhang Wengao	June 4, 2012
Director

/s/ Zhang Jirui
Zhang Jirui	June 4, 2012
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

/s/ GZTY CPA GROUP, LLC
GZTY CPA Group, LLC
August 8, 2011
Metuchen, NJ

China YCT International Group, Inc.

CONSOLIDATED BALANCE SHEET

		UNIT: USD$
	Years Ended March 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalent	$6,046,804	$11,911,933
Prepaid accounts	15,602,258	91,962
Inventory	59,183	324,855
Total current assets	21,708,245	12,328,750
Plant, property and equipment, net	9,629,558	5,033,596
Construction in progress	211,189	4,627,665
Intangible assets, net	*40,560,015	8,093,111
Total assets	72,109,007	30,083,122

Liabilities and Stockholders’ Equity (Deficit)
Liabilities:
Current liabilities:
Accounts payable	0	2,299,928
Tax payable	*1,683,944	1,204,097
Other payable	229,561	267,182
Total current liabilities	1,913,505	3,771,207
Contingency	0	0
Total liabilities	1,913,505	3,771,207

Stockholders’ equity
Preferred stock, par value $500.00 per share; 45 shares authorized and issued at September 30, 2010 and March 31, 2010	22,500	22,500
Common stock, par value $0.001 per share; 100,000,000 shares authorized, 29,461,304 shares issued and outstanding at March 31, 2010; and 73,731,361 shares issued and outstanding at March 31, 2011.	73,758	29,461
Additional paid-in capital	36,868,554	4,138,480
Statutory reserve	956,633	956,633
Retained earnings	*30,232,764	20,012,077
Accumulated other comprehensive income	2,041,293	1,152,764
Total stockholders’ equity	70,195,502	26,311,915
Total liabilities and stockholders’ equity	$72,109,007	$30,083,122

See Notes to Consolidated Financial Statements

 *: restated.

CHINA YCT INTERNATIONAL GROUP, INC.

CONSOLIDATED INCOME STATEMENT

		UNIT: USD$
	FOR THE YEARS ENDED MARCH 31,
	2011	2010

Sales Revenue	$33,465,334	$32,012,404
Cost of Goods Sold	16,181,183	14,201,533
Gross Profit	17,284,151	17,810,871

Selling Expenses	2,649,477	3,570,477
G&A Expense	*752,026	1,269,668
R&D Expenses	280,385	322,270
Total expense	3,681,888	5,162,415
Income from operation	13,602,263	12,648,456
Interest Income (Expense)	22,769	-
Other income (Expense)		21,345
Profit before tax	13,625,032	12,669,801
Income tax	*3,410,265	3,216,742

Net income	10,214,768	9,453,059

Other comprehensive income
Foreign currency translation adjustment	1,329,603	22,188
Comprehensive income	$11,544,371	$9,475,247

Basic and diluted income per common share Basic and Diluted	0.32	0.32

Weighted average number of common shares outstanding Basic and Diluted	35,762,801	29,425,695

 *: restated.

See Notes to Consolidated Financial Statements

CHINA YCT INTERNATIONAL GROUP, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDER EQUITY

									UNIT: USD$
CHINA YCT INTERNATIONAL GROUP, INC.	Preferred Stock Series A		Common shares		Additional
					paid in	Statutory	Accumulated	Retained
	Shares	Amount	Shares	Amount	capital	Reserve	OCI	Earnings	Total
Balance - March 31, 2009	45	22,500	29,380,073	29,380	4,063,039		1,130,576	11,515,651	16,761,146

Issuance of common shares to independent directors			81,231	81	75,441				75,522
Net income for the year								9,453,059	9,453,059
Statutory reserve						956,633		(956,633)	-
Foreign currency translation adjustment							22,188		22,188

Balance - March 31, 2010	45	22,500	29,461,304	29,461	4,138,480	956,633	1,152,764	20,012,077	26,311,915
Issuance of common shares to independent directors			41,997	42	25,664				25,706
Issuance of common shares for the owner of an acquired patent			44,254,952	44,255	32,704,410				32,748,665
Net income for the year								*10,214,768	10,214,768
Adjustment to Retained Earnings								5,919	5,919
Foreign currency translation adjustment							888,529		888,529

Balance - March 31, 2011	45	$22,500	73,758,388	$73,758	$36,868,554	$956,633	$2,041,293	$30,232,764	$70,195,502

 *: restated.

See Notes to Consolidated Financial Statements

CHINA YCT INTERNATIONAL GROUP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

		UNIT: USD$
	YEAR ENDED MARCH 31,
	2011	2010
Cash Flows From Operating Activities:
Net income	$10,214,768	$9,453,059
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	*848,531	262,452
Issue of common shares as compensation	19,760	75,522
Changes in operating assets and liabilities:
Inventory	265,672	(316,508)
Advance to suppliers		(91,962)
Other receivable from related parties		2,075,549
Accounts payable	(2,299,928)	1,843,360
Taxes payable	*479,847	718,659
Accrued expenses and other payables	(37,621)	77,292

Net cash provided by (used in) operating activities	9,491,029	14,097,423

Cash flows from investing activities:
Addition to plant and equipment	(5,217,486)	(5,523,378)
Reduction of construction in progress	4,416,476
Investment in Intangible Assets	7,870	(6,738,643)
Prepayment for acquisition of patent	(15,602,258)

Net cash provided by (used in) investing activities	(16,395,398)	(12,262,021)

Effect of exchange rate changes on cash and cash equivalents	1,039,240	28,151

Net increase (decrease) in cash and cash equivalents	(5,865,129)	1,863,553

Cash and cash equivalents at beginning of period	11,911,933	10,048,380

Cash and cash equivalents at ending of period	$6,046,804	$11,911,933

Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$1,004.18	-
Income taxes	$2,956,202	$2,668,826
Non-cash investing activities:
Stock issued for acquisition of patent	$32,748,664	$-
Non-cash financing activities:
Stock issued for services	$41,997	$45,000

 *: restated.

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

According to the purchase agreement between the Company and L.Y. Hong Kong Biotech Limited (LYHK), CYIG acquires the patent as consideration for issuing 44,254,952shares of CYIG common stock. The total value of the consideration on the acquisition date is $32,748,655 which is calculated by multiplying the issuing shares, by CYIG’s quoted stock price of $0.74 per share on the date of February 28, 2011.  Therefore, the Company’s book value was $32,748,655.

Revenue recognition

The Company’s revenue recognition policies are in compliance with Staff Accounting Bulletin (“SAB”) 104, included in the Codification as ASC 605, Revenue Recognition . Sales revenue is recognized on the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist, and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are recorded as customer deposits.

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

Mailing and handling costs

The Company accounts for mailing and handling fees in accordance with the FASB ASC 605-45 ( Emerging Issues Task Force ( EITF ) Issue No . 00-10 , Accounting for Shipping and Handling Fees and Costs ). The Company includes shipping and handling fees billed to customers in net revenues. Amounts incurred by the Company for freight are included in cost of goods sold. For the years ended March 31, 2011 and 2010, the Company incurred $1,342,183 and $1,425,597 mailing and handling costs, respectively.

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

The components of inventories as of March 31, 2011 and 2010 were as follows:

	Year Ended
	March 31, 2011	March 31, 2010
Raw materials	$8,699	$8,355
Work-in-progress	27,225	77,333
Finished goods	23,259	239,166
Total Inventories	$59,183	$324,855

NOTE 5 – PLANT, PROPERTY AND EQUIPMENT, NET

The components of property and equipment as of March 31, 2011 and 2010 were as follows:

	Year Ended
	March 31, 2011	March 31, 2010
Machinery & Equipment	$516,935	$477,089
Furniture & Fixture	96,156	92,355
Building	9,685,212	4,896,857
Subtotal	10,298,303	5,466,301
Less: Accumulated Depreciation	( 668, 745)	(432,705)
Total plant, property and equipment, net	$9,629,558	$5,033,596

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

Shandong YCT	$9,141,487

Shandong Kangyuan	$4,120,910

Shandong Yongfeng	$1,848,311

Total	$15,110,708

NOTE 8 - INTANGIBLE ASSETS, NET

The intangible assets of the Company consist of land use right and purchased patents.

Net land use right and purchased patents were as follows:

	Amortization	As of
	Period	March 31, 2011	March 31, 2010
Land use right	50 years	1,547,801	$1,486,603
Less: Accumulated amortization		(139,821)	(104,057)
Land use right, net		1,407,980	1,382,546
Patent 1	16.5 years	7,016,045	6,738,643
Patent (U.S. No. 6,475,531 B1)	119 months	32,748,655	0
Less: Accumulated amortization		(612,674)	(28,078)
Patents, net		$39,152,036	$6,710,565

The amortization expense of land use right for the years ended March 31, 2011 and 2010 was $35,764 and $22,673, respectively.

The amortization expense of patent for the years ended March 31, 2011 and 2010 was $584,596 and $28,078, respectively.

NOTE 9 - TAX PAYABLE

Tax payable at March 31, 2011 and 2010 were as follows:

	As of
	March 31, 2011	March 31, 2010

Corporate Income Tax	$1,190,436	$993,804
Value-Added Tax	489,962	194,715
Other Tax & Fees	3,546	15,577

Total Tax Payable	$1,683,944	$1,204,097

NOTE 10 - INCOME TAXES

China YCT International, Inc. is a holding company of Shandong Spring Pharmaceutical Co., Ltd and does not have any operating activities. Although the contract of the acquisition of the US patent was executed by the holding company, in substance, the patent was acquired and is used by the Company’s operating entity in China. For the same reason, the amortization of the patent was a deduction to the Chinese operating entity’s tax liability. Therefore, the Company does not incur any US income tax liabilities.

Shandong Spring Pharmaceutical Co., Ltd is subject to the Enterprise income tax (“EIT”) at a statutory rate of 25%. For the years ended March 31, 2011 and 2010, Shandong Spring Pharmaceutical Co., Ltd. recorded Chinese income tax provisions of $3,410,265 and $3,216,742, respectively.

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

Stock Issued for Acquisition of Patent

On February 28, 2011, the Company issued 44,254,952 shares of common stocks, as a partial of total considerations to acquire a U.S. patent No. 6,475,531 B1 titled “Safe Botanical Drug for Treatment and Prevention of Influenza and Increasing Immune Function”) from L.Y. Research Corp., a New Jersey Corporation.  The shares of the common stocks were valued at the average closing market price on February 28, 2011 in the amount of $32,748,665.

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

