Form 10-Q/A
period 2011-06-30
China YCT International Group, Inc.
filed 2012-06-12
CIK 847464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 2

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

EXPLANATORY NOTE – AMENDMENT

The Form 10Q/A is being amended to restate our previously issued financial statements for the quarter ended June 30, 2011. On February 28, 2011, we acquired a United States patent which was accounted for as an acquisition of an asset. However, we recognized the contingent considerations that would be accounted for under the acquisition of a business. Therefore, we overstated the fair value of the patent. We restated our financial statements to correct this error. The changes in the financial statements at June 30, 2011 include, but are not limited to, a decrease in the amount recorded for net intangible assets by $22,761,681 a decrease in the amount recorded as a contingent liability by $23,391,902, and a reduction of $471,770 in retained earnings. We have also provided additional explanation as to (i) the intended purposes of the patent, (ii) the lack of accounts receivable as of June 30, 2011 and (iii) the lack of effectiveness of our internal controls and procedures at June 30, 2011.

CHINA YCT INTERNATIONAL GROUP, INC.

FORM 10-Q/A

 QUARTERLY PERIOD ENDED JUNE 30, 2011

INDEX

Item 1. Financial Statement

CHINA YCT INTERNATIONAL GROUP, INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)

Table of Contents

Page

Consolidated Balance Sheets as of June 30, 2011 (Unaudited) and March 31, 2011	4

Consolidated Statements of Income for the three months ended June 30, 2011 and 2010 (Unaudited)	5

Consolidated Statements of Cash Flows for the three months ended June 30, 2011 and 2010 (Unaudited)	7

Notes to Consolidated Financial Statement (Unaudited)	8-16

CHINA YCT INTERNATIONAL GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

	UNIT: USD$
	June 30, 2011	March 31, 2011
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalent	$16,316,460	$6,046,804
Prepaid accounts	5,551,348	15,602,258
Inventory	1,635,250	59,183
Total current assets	23,503,059	21,708,245
Plant, property and equipment, net	9,677,789	9,629,558
Construction in progress	213,956	211,189
Intangible assets, net	*39,375,323	*40,560,015
Total assets	72,770,128	72,109,007

Liabilities and Stockholders’ Equity (Deficit)
Liabilities:
Current liabilities:
Accounts payable	209,871	0
Tax payable	*597,391	*1,683,944
Other payable	113,937	229,561
Total current liabilities	921,199	1,913,505
Contingency	*0	*0
Total liabilities	921,199	1,913,505

Stockholders’ Equity
Preferred stock, par value $500.00 per share; 45 shares authorized and issued at September 30, 2010 and March 31, 2010	22,500	22,500
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 73,780,610 and 73,758,388 shares issued and outstanding at June 30, 2011 and March 31, 2011, respectively	73,780	73,758
Additional paid-in capital	36,879,643	36,868,554
Statutory reserve	956,633	956,633
Retained earnings	*31,457,805	*30,232,764
Accumulated other comprehensive income	*2,458,568	2,041,293
Total stockholders’ equity	71,848,929	70,195,502
Total liabilities and stockholders’ equity	$72,770,128	$72,109,007

Notes to Financial Statements is attached.

 *: amended.

CHINA YCT INTERNATIONAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	UNIT: USD$
	FOR THE THREE MONTHS ENDED
	June 30, 2011	June 30, 2010
Sales Revenue	$7,944,264	$5,661,519
Cost of Goods Sold	3,582,345	3,061,321
Gross Profit	4,361,919	2,600,198

Selling Expenses	1,179,552	502,713
G&A Expense	*1,408,820	294,536
R&D Expenses	193,518	60,338
Total expense	2,781,890	857,587
Income from operation	1,580,029	1,742,611
Interest income (Expense)	-41	-
Other income (Expense)	68,215	-
Profit before tax	1,648,203	1,742,611
Income tax	*412,051	459,298

Net income	1,236,152	1,283,313
Other comprehensive income
Foreign currency translation adjustment	*417,275	144,853
Comprehensive income	$1,653,427	$1 ,428,166

Basic and diluted income per common share
Basic and Diluted	*0.02	0.04

Weighted average number of common shares outstanding
Basic and Diluted	73,731,361	29,471,503

  *: restated.

Notes to Financial Statements is attached.

CHINA YCT INTERNATIONAL GROUP, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDER EQUITY

									UNIT: USD$
CHINA YCT INTERNATIONAL GROUP, INC.	Preferred Stock Series A		Common shares		Additional paid	Statutory	Accumulated	Retained
	Shares	Amount	Shares	Amount	in capital	Reserve	OCI	Earnings	Total

Balance - March 31, 2011	45	$22,500	73,758,388	$73,758	$36,868,554	$956,633	$2,041,293	$ *30,232,764	$70,195,502
Net income for the quarter								*1,236,152	1,236,152
Issuance of common shares to independent directors			22,222	22	11,089			(11,111)	0
Foreign currency translation adjustment							*417,275		417,275
Balance - June 30, 2011	45	$22,500	73,780,610	$73,780	$36,879,643	$956,633	$2,458,568	$31,457,805	$71,848,929

 *: restated.

Notes to Financial Statements is attached.

CHINA YCT INTERNATIONAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW

(Unaudited)

	UNIT: USD$
	THREE MONTHS ENDED
	June 30, 2011		June 30, 2010
Cash Flows From Operating Activities:
Net income	$	*1,236,152	$1,283,313
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		*2,050,602	147,414
Issue of common shares as compensation			19,760
Changes in operating assets and liabilities:
Inventory		(1,576,067)	71,837
Accounts payable		209,871	(2,299,928)
Taxes payable		*(646,397)	(478,039)
Accrued expenses and other payables		(115,624)	42,292

Net cash provided by (used in) operating activities		1,158,537	(1,213,351)

Cash flows from investing activities:
Addition to plant and equipment		(77,596)	(52,618)
Prepayment to a third party vendor for acquisition of patent		10,030,688	(7,355,192)

Net cash provided by (used in) investing activities		9,953,092	(7,407,810)

Effect of exchange rate changes on cash and cash equivalents		(841,973)	101,975

Net increase (decrease) in cash and cash equivalents		10,269,655	(8,519,186)

Cash and cash equivalents at beginning of period		6,046,804	11,911,933

Cash and cash equivalents at ending of period		$16,316,460	$3,392,747

Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest		81	0
Income taxes		$1,936,972	$1,231,593
Non-cash financing activities:
Stock issued for services		22,222	14,970

 *: restated.

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

According to the purchase agreement between the Company and L.Y. Hong Kong Biotech Limited (LYHK), CYIG acquires the patent for a consideration of issuing total 44,254,952 shares of CYIG common stock. The total value of the consideration on the acquisition date is $32,748,665 which is calculated by the total issuing shares, multiplying CYIG’s quoted stock price $0.74 per share on February 28, 2011. The patent is amortized straightly over the patent’s remaining legal life of 9.9 years starting from March 1, 2011.

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

As of June 30, 2011, the Company did not identify any financial instruments that are required to be presented on the balance sheet at fair value other than those whose carrying amounts approximate fair value due to their short maturities.

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

Translation adjustments resulting from this process amounted to $417,275 and $144,853 for the three months ended June 30, 2011 and 2010, respectively.

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

The components of inventories as of June 30, 2011 and March 31, 2011 were as follows:

	Period Ended
	June 30, 2011	March 31, 2011
Raw materials	$854,854	$8,699
Work-in-progress	212,846	27,225
Finished goods	567,550	23,259
Total Inventories	$1,635,250	$59,183

NOTE 5 – PLANT, PROPERTY AND EQUIPMENT, NET

The components of property and equipment as of June 30, 2011 and March 31, 2011 were as follows:

	Period Ended
	June 30, 2011	March 31, 2011
Machinery & Equipment	$512,191	$516,935
Furniture & Fixture	129,405	96,156
Building	9,632,593	9,685,212
Subtotal	10,474,188	10,298,303
Less: Accumulated Depreciation	( 796, 399 )	(668,745)
Total plant, property and equipment, net	$9,677,789	$9,629,558

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

Shandong Kangyuan	3,329,167
Shandong YCT	1,445,213
Total	$4,774,381

NOTE 8 - INTANGIBLE ASSETS, NET

The intangible assets of the Company consist of land use right and purchased patents.

Net land use right and purchased patents were as follows:

	Amortization	As of
	Period	June 30, 2011	March 31, 2011

Land use right	50 years	1,547,801	1,547,801
Less: Accumulated amortization		(149,626)	(139,821)
Land use right, net		1,398,175	1,407,980
Patent 1	16.5 years	7,016,042	7,016,045
Patent (U.S. No. 6,475,531 B1)	119 months	32,748,665	32,748,665
Less: Accumulated amortization		(1,787,559)	(612,674)
Patents, net		$37,977,148	$39,152,036

The amortization expense of land use right for the three months ended June 30, 2011 and 2010 was $9,805 and $8,141, respectively.

The amortization expense of the patents for the three months ended June 30, 2011 and 2010 was $1,174,887 and $84,819, respectively.

NOTE 9 - TAX PAYABLE

Tax payable at June 30, 2011 and March 31, 2011 were as follows:

	As of
	June 31, 2011	March 31, 2011

Corporate Income Tax	$514,240	$1,190,436
Value-Added Tax	85,160	489,962
Other Tax & Fees	(2,009)	3,546

Total Tax Payable	$597,391	$1,683,944

NOTE 10 - INCOME TAXES

Shandong Spring Pharmaceutical Co., Ltd is subject to the Enterprise income tax (“EIT”) at a statutory rate of 25%.

For the quarters ended June 30, 2011 and 2010, Shandong Spring Pharmaceutical Co., Ltd. recorded income tax provisions of $412,051 and $459,533, respectively.

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

The influenza patent acquired in February 2011 is for an herbal medication called Pure Ban Lan Gen (“PBLG”). No expenses were incurred for research and development during the period ended June 30, 2011. The influenza patent has not been used for the production of health care products and is not related to our current line of health care products (mainly the gingko products). We acquired this patent in order to achieve the following two purposes:

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

(2)	Health Product - We also plan to sell the PBLG as a health product directly in China and the United States market. As a health product, sales of PBLG do not need any additional research and development or approval from China’s FDA and the United States’ FDA. The commercialization of the patent to offer health care products that do not require FDA approval will take one to two years. In each case, we anticipate that we will need to construct manufacturing facilities

Selling, General and Administrative Expenses (SG&A Expenses).

During the quarter ended June 30, 2011, our SG&A expenses consisted primarily of sales commissions, amortization expense, promotion expenses, freight charges and related compensation. Our overall SG&A expenses for three months ended June 30, 2011 were $2,588,372 or 33% of our net sales for the period, representing an increase of 225% or $1,791,123 as compared with the SG&A expenses for the same period of the previous year. The increase in our overall SG&A expenses was primarily due to the increase of selling expenses and amortization expense of an acquired patent.

Net Income

During the quarter ended June 30, 2011, we realized $1,236,152 in net income, representing a 4% or $47,161 decrease as compared to $1,283,313 during the quarter ended June 30, 2010. The decrease of our net income was a result of the increase in the selling expense and the amortization expense for the US patent.

Liquidity and Capital Resources

Our principal sources of liquidity were primarily generated from our operations. As of June 30, 2011, Shandong Spring Pharmaceutical had $22,581,860 in working capital, an increase of $2,580,721 or 13% as compared to $19,794,740 in working capital at March 31, 2011. The increase in the working capital at June 30, 2011 was primarily due to the increase in inventory to $1,635,250 from $59,183.

On October 26, 2010,, Shandong Spring Pharmaceutical signed an agreement to purchase three patents relating to Chinese herbal formulas from Jining Tianruitong Technology Development Limited Company for $15,557,318, which agreement was subsequently amended and restated on March 14, 2011.   As of June 30, 2011, cash and cash equivalents were $16,316,460, an increase by $10,269,656 or 170% from $6,046,804 as of March 31, 2011. The increase in the amount of cash was caused by a return of $10,050,910 from the owner of three patents because certain governmental approvals for the transfer of one patent was not completed and the patents are being purchased as a group.. We are obtaining the governmental approval for the transfer and expect to complete the transfer in the fourth quarter of the fiscal year ending March 31, 2012.  Approval from the State Intellectual Property Office of the PRC. is required to transfer the remaining patent. ..The total purchase price for the patents is $15,557,318 (based on the exchange rate on March 31, 2011) and , as of June 30, 2011, $5,414,557 had been paid. After the Company obtains title to the patents, the balance of the payment will be made in three equal annual installments of RMB 25,500,000 and the prepayment will be reclassified to the patents.

We did not have accounts receivable outstanding as of June 30, 2011. The Company currently sells two types of products: non-medical and medical products. Neither product’s sales are associated with any accounts receivable balance. Under the current sales model, the Company markets and sells non-medical products through distribution agents. All customers are recruited by the Company's distribution agents. When a customer places an order, the order is entered into the Company's ordering system and confirmed by designated distributors. The distributor collects payment from the customer before the order is confirmed. The confirmed order is reviewed by the Company’s sales department and the products are shipped directly to the customer from the Company. According to the sales agreements between the Company and its distributors, the Company is guaranteed to receive the full payment from distributors for all the products shipped to customers within one month from delivery. The Company reconciles its sales to the distributors' records and recognizes revenue once, at the end of each month. In the meantime, the same amount of cash associated with the Company’s sales of non-medical products is transferred to the Company's bank account from the distributors. Therefore, there is no accounts receivable balance associated with the Company’s non-medical product sales at the end of each quarter.

For the sales of medical products, the Company makes sales through a certified medicine sales agent. According to the contract with the agent, the Company collects cash before shipping the medical products to the agent. Since there is no credit sales, there is no accounts receivable balance associated with the Company’s medical product sales at quarter end.

Based on our current operating plan, we believe that existing cash and cash equivalents balances, and the funds to be generated by operations will be sufficient to meet our working capital and capital requirements for our current operations for at least the next 12 months. Our operations produced positive cash flow of $11,189,224 during the three months ended June 30, 2011 We expect our marketing activities to continue to help generate positive cash flow. The following table sets forth a summary of our cash flows for the periods as indicated:

	Three months ended
	June 30, 2011	June 30, 2010
Net cash provided by operating activities	$1,158,537	$(1,213,351)
Net cash provided by(used in) investing activities	$9,953,092	$(7,407,810)
Net cash provided by financing activities	$0	$0
Effect of exchange rate change on cash and cash equivalents	$(841,973)	$101,975
Net increase in cash and cash equivalents	$10,269,655	$(8,519,186)
Cash and cash equivalents, beginning balance	$6,046,804	$11,911,933
Cash and cash equivalents, ending balance	$16,316,460	$3,392,747

Operating Activities

Net cash provided by operating activities was $1,158,537 for the three month period ended June 30, 2011, an increase of 195% or $2,371,887 from the $(1,213,351) net cash provided by operating activities during the three month ended June 30, 2010. The increase was mainly attributable to the increase in the amortization expense.

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

In order to fully implement our business plan, however, we will require capital contributions in excess of our current level of working capital and the surplus capital which we believe will be generated from operations. Bringing our manufacturing facility to an operating level that should make the manufacturing operation profitable to produce our current products is estimated to require an additional $10 million. In order to develop the Influenza patent and offer a drug that would require Chinese FDA approval and a health care product that would not require such approval, we estimate that we will require an additional $20 million. Therefore to fully implement our business plan, including development of a facility to utilize our proprietary method of extracting flavones from ginkgo by using enzyme technology, we estimate that we will need a total of $40 million. We expect to seek equity and debt financing to obtain the funds we expect to require. At present, we have no commitment or understanding from any source for additional debt or equity capital and there can be no assurance that the funds will be available on acceptable terms.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures .

The term “disclosure controls and procedures” (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has reassessed their previous conclusions that their disclosure controls and procedures were effective at June 30, 2011. Management considered the restatements of financial statements are indicative of a material weakness in internal control over financial reporting, therefore, concluded that, as of June 30, 2011, such controls and procedures were not effective.

Changes in internal controls.

The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the quarter of June 30, 2011, and they have concluded that there was no change to the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: June 11, 2012
/s/ Yan Tinghe
Yan Tinghe Chief Executive Officer
(Principal Executive Officer)

/s/ Li Chuanmin
Li Chuanmin Chief Financial Officer
(Principal Financial Officer)

