Form 10-Q/A
period 2011-09-30
China YCT International Group, Inc.
filed 2012-06-12
CIK 847464

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

EXPLANATORY NOTE – AMENDMENT

The Form 10QA is being amended to restate our previously issued financial statements for the six months ended September 30, 2011. On February 28, 2011, we acquired a United States patent which was accounted for as an acquisition of an asset. However, we recognized the contingent considerations that would be accounted for under the acquisition of a business. Therefore, we overstated the fair value of the patent. We restated our financial statements to correct this error. The changes in the financial statements at September 30, 2011 include, but are not limited to, a decrease in the amount recorded for net intangible assets by $19,415,324 a decrease in the amount recorded as a contingent liability by $20,625,910, a reduction in the amortization attributed to the patent of $553,057 and an accumulated increase of $1,004,504 in retained earnings. We have also provided additional explanation as to (i) the intended purposes of the patent, (ii) the lack of accounts receivable as of September 30, 2011 and (iii) the lack of effectiveness of our internal controls and procedures at September 30, 2011.

CHINA YCT INTERNATIONAL GROUP, INC.

FORM 10-Q/A

 QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

INDEX

Item 1. Financial Statement

CHINA YCT INTERNATIONAL GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

Table of Contents

Page

Consolidated Balance Sheets as of September 30, 2011 (Unaudited) and March 31, 2011	4

Consolidated Statements of Income for the three and six months ended September 30, 2011 and 2010 (Unaudited)	5

Consolidated Statement of Stockholder Equity as of September 30, 2011 (Unaudited) and March 31, 2011	6

Consolidated Statements of Cash Flows for the six months ended September 30, 2011 and 2010 (Unaudited)	7

Notes to Consolidated Financial Statement (Unaudited)	8-15

CHINA YCT INTERNATIONAL GROUP, INC.

CONSOLIDATED BALANCE SHEET

	September 30, 2011 (Unaudited)	UNIT: USD$ March 31, 2011 Audited
Assets
Current assets:
Cash and cash equivalent	$19,697,004	$6,046,804
Prepaid accounts	5,653,292	15,602,258
Inventory	1,804,397	59,183
Total current assets	27,154,694	21,708,245
Plant, property and equipment, net	9,800,061	9,629,558
Construction in progress	217,885	211,189
Intangible assets, net	*41,409,705	*40,560,015
Total assets	78,582,344	72,109,007

Liabilities and Stockholders’ Equity (Deficit)
Liabilities:
Current liabilities:
Tax payable	*1,130,883	*1,683,944
Other payable	*2,882,021	229,561
Total current liabiliites	4,012,904	1,913,505
Contingent Liability	0	0
Total liabilities	4,012,904	1,913,505
Stockholders’ Equity
Preferred stock, par value $500.00 per share; 45 shares authorized and issued at September 30, 2010 and March 31, 2010	22,500	22,500
Common stock, par value $0.001 per share; 73,780,610 and 73,731,361 shares authorized and issued at September 30, 2011 and March 31, 2011, respectively.	73,780	73,758
Additional paid-in capital	36,879,643	36,868,554
Statutory reserve	956,633	956,633
Retained earnings	*33,734,831	*30,232,764
Accumulated other comprehensive income	*2,902,053	2,041,293
Total stockholders’ equity	74,569,440	70,195,502
Total liabilities and stockholders’ equity	$78,582,344	$72,109,007

*: restated.

Notes to Financial Statements is attached.

CHINA YCT INTERNATIONAL GROUP, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED
	September 30, 2011	September 30, 2010	September 30, 2011		September 30, 2010
Sales Revenue	$8,421,007	$5,752,798		$16,365,271	$11,414,317
Cost of Goods Sold	3,599,224	3,114,136		7,181,569	6,175,456
Gross Profit	4,821,783	2,638,662		9,183,702	5,238,861
Selling Expenses	612,003	430,682		1,791,555	933,395
G&A Expense	*1,049,403	288,304		*2,458,223	502,914
R&D Expenses	200,303	61,651		393,821	121,989
Total expense	1,861,709	780,637		4,643,599	1,558,298
Income from operation	2,960,074	1,858,025		4,540,103	3,680,563
Interest income (Expense)	75,961	-		144,135	-
Profit before tax	3,036,036	1,858,025		4,684,238	3,680,563
Income tax	*759,009	484,502		*1,171,060	943,800

Net income	2,277,026	1,373,523		3,513,178	2,736,763
Other comprehensive income
Foreign currency translation adjustment	*443,485	391,336		*848,649	536,189
Comprehensive income	$2,720,511	$1,764,859		$4,362,827	$3,272,952
Basic and diluted income per common share
Basic and Diluted	$0.03	$0.05	$	*0.05	$0.09
Weighted average number of common shares outstanding
Basic and Diluted	73,780,610	29,471,503		73,780,610	29,473,902

*: restated.

  Notes to Financial Statements is attached.

CHINA YCT INTERNATIONAL GROUP, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDER EQUITY

								UNIT: USD$
	Preferred Stock Series A		Common shares		Additional paid in	Statutory	Accumulated	Retained
	Shares	Amount	Shares	Amount	capital	Reserve	OCI	Earnings	Total
Balance - March 31, 2011	45	22,500	73,758,388	73,758	36,868,554	956,633	2,041,293	* 30,232,764	70,195,502
Issuance of common shares to independent directors			22,222	22	11,089			-11,111	0
Net income for the quarter								* 1,236,152	1,236,152
Foreign currency translation adjustment							* 417,275		417,275
Balance - June 30, 2011	45	$22,500	73,780,610	$73,780	$36,879,643	$956,633	$2,458,568	$31,457,805	$71,848,929
Net income for the quarter								* 2,277,026	2,277,026
Foreign currency translation adjustment							* 443,485		443,485
Balance - September 30, 2011	45	$22,500	73,780,610	$73,780	$36,879,643	$956,633	$2,902,053	$33,734,831	$74,569,440

 *: restated.

 Notes to Financial Statements is attached.

CHINA YCT INTERNATIONAL GROUP, INC.

CONSOLIDATED STATEMENT OF CASH FLOW

(Unaudited)

			UNIT: USD$
	SIX MONTH ENDED
	September 30, 2011		September 30, 2010
Cash Flows From Operating Activities:
Net income	$	*3,513,178	$2,683,871
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		*1,764,055	304,005
Issue of common shares as compensation		-	19,760
Changes in operating assets and liabilities:
Inventory		(1,745,214)	287,192
Accounts payable			(2,299,928)
Taxes payable		*(160,805)	(183,003)
Accrued expenses and other payables		(113,352)	42,668

Net cash provided by (used in) operating activities		3,257,862	854,565
Cash flows from investing activities:
Addition to plant and equipment		-	(188,590)
Prepayment to a third party vendor for acquisition of patent		9,948,966	(7,437,187)
Net cash provided by (used in) investing activities		9,948,966	(7,625,777)
Effect of exchange rate changes on cash and cash equivalents		*443,372	435,404
Net increase (decrease) in cash and cash equivalents		13,650,200	(6,335,808)
Cash and cash equivalents at beginning of period		6,046,804	11,911,933
Cash and cash equivalents at ending of period		19,697,004	5,576,125
Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Income taxes		$1,355,915	$1,697,382

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

According to the purchase agreement between the Company and L.Y. Research Corp , the Company acquired the patent from L.Y. Hong Kong Biotech Limited (LYHK), L.Y. Research Corp’s wholly-owned subsidiary incorporated in Hong Kong, China, as consideration for issuing 44,254,952shares of its common stock. The total value of the consideration on the acquisition date was $32,748,665 calculated by multiplying the total shares issued by the Company’s quoted stock price of $0.74 per share on February 28, 2011.   Therefore, the patent was recorded at $32,748,665, and is being amortized over the shorter of its remaining legal life, 9.9 years, or its useful life, on a straight-line basis. On September 9, 2011, an additional consideration of 11,063,968 shares of stock was due to LY Research Corp upon the occurrence of the quotation of the Company’s common stock on the OTCQB. The value of the additional consideration was $2,765,992 calculated by multiplying 11,063,968 shares by the Company’s stock price of $0.25 per share on September 9, 2011. Therefore, a consideration in the amount of $2,765,992 was recognized as an addition to the value of the patent on September 9, 2011 and onward. Accordingly, the patent is being amortized based on the adjusted basis of the patent value over the remaining legal life, 9.4 years or its useful life, on a straight-line basis since September 9, 2011.

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

Mailing and handling costs

The Company accounts for mailing and handling fees in accordance with the FASB ASC 605-45 (Emerging Issues Task Force ( EITF) Issue No .. 00-10 , Accounting for Shipping and Handling Fees and Costs ). The Company includes shipping and handling fees billed to customers in net revenues. Amounts incurred by the Company for freight are included in cost of goods sold.

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

Translation adjustments resulting from this process amounted to $2,890,942 and $2,041,293 as of September 30, 2011 and 2010, respectively.

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

NOTE 8 - INTANGIBLE ASSETS, NET

The intangible assets of the Company consist of land use right and purchased patents.

Net land use right and purchased patents were as follows:

		As of
	Amortization Period	September 30, 2011	March 31, 2011
Land use right	50 years	1,547,801	1,547,801
Less: Accumulated amortization		(160,333)	(139,821)
Land use right, net		1,387,468	1,407,980
Patent 1	16.5 years	7,016,045	7,016,045
Less: Accumulated amortization Patent 1		(545,416)	(337,476)
Patent 1, net		6,449,053	6,678,569
Patent (U.S. No. 6,475,531 B1)	9.9 years	35,514,657	32,748,665
Less: Accumulated amortization for Patent (U.S. No. 6,475,531 B1)		(1,963,047)	(275,198)
Patent (U.S. No. 6,475,531 B1), net		33,551,610	32,473,467

The amortization expense of land use right for the three months ended September 30, 2011 and 2010 was $10,677 and $9,204, respectively.  The amortization expense of patents for the three months ended September 30, 2011 and 2010 was $720,903 and $87,320, respectively.

The amortization expense of land use right for the six months ended September 30, 2011 and 2010 was $20,482 and $17,344, respectively.  The amortization expense of patents for the six months ended September 30, 2011 and 2010 was $1,895,790 and $172,138, respectively.

NOTE 9 - TAX PAYABLE

Tax payable as of September 30, 2011 and March 31, 2011 were as follows:

	As of
	September 30, 2011	March 31, 2011
Corporate Income Tax	$759,009	$1,190,436
Value-Added Tax	325,241	489,962
Other Tax & Fees	16,752	3,546

Total Tax Payable	$1,101,002	$1,683,944

NOTE 10 - INCOME TAXES

Shandong Spring Pharmaceutical Co., Ltd is subject to the Enterprise income tax (“EIT”) at a statutory rate of 25%.

For the three months ended September 30, 2011 and 2010, Shandong Spring Pharmaceutical Co., Ltd. recorded income tax provisions of $759,009 and $483,502, respectively.

For the six months ended September 30, 2011 and 2010, Shandong Spring Pharmaceutical Co., Ltd. recorded income tax provisions of $1,171,060 and $943,800, respectively.

NOTE 11 – OTHER LIABILITY

On February 28, 2011, the Company entered into a purchase agreement with L.Y. Research Corp., a New Jersey corporation (“LY Research”), which purchase agreement was amended and restated on August 15, 2011 and amended on October 21, 2011 (the “Purchase Agreement).   Pursuant to the terms of the Purchase Agreement, the Company acquired a patent (the “LY Patent”) from L.Y. (HK) Biotech Limited, a wholly owned company by L.Y. Research Corp., in exchange for 44,254,952 shares of the Company’s common stock at inception date. In addition, there will be two contingent considerations of total 31,610,544 shares to be issued upon the occurrences of some pre-determined events. The first contingent consideration of 11,063,968 shares should be issued upon the Company’s stock being listed on OTCBB or OTCQB.

Because the obligation to issue additional shares to LY Research Cop is contingent upon the occurrence of certain predetermined events, the liability is recognized when the contingencies are resolved. On September 9, 2011, LY Research Corp became entitled to the issuance of 11,063,968 shares of common stock upon the occurrence of the quotation of the Company’s common stock on the OTCQB.   Therefore, the liability to issue 11,063,968 shares of common stocks should be recorded for the quarter ended September 30, 2011 and forward.

The amount of the liability is calculated by multiplying the 11,063,968 shares of stocks by the quoted average stock price on September 9, 2011. The stock price per share on September 9, 2011 was $0.25. The calculation of the liability to issue 11,063,968 shares of the common stocks is as followed:

Other Liability $2,765,992 = 11,063,968 shares x $0.25

We recognized $2,765,992 as an “Other Liability” with an offsetting debit to record addition in the US patent, for the quarter ended September 30, 2011 and forward.

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

Comparing Three Months Ended September 30, 2011 and 2010:

The following table sets forth information from our statements of operations for the three months ended September 30, 2011 and 2010, in dollars:

	Three Months Ended September 30,		$	%
	2011	2010	Change	Change	Notes
Revenues	$8,421,007	5,752,798	2,668,209	46.4%

Cost of Sales	$(3,599,224)	(3,114,136)	(485,088)	15.6%
Gross Profit	4,821,783	2,638,662	2,183,121	82.7%
Operating Expenses	(1,861,709)	(780,637)	(1,081,072)	134.5%	1)

Operating Income	2,960,074	1,858,025	1,102,049	56.3%

Interest Income, net	75,961	-	75,961	100%

Income Tax Provision	759,009	484,502	260,247	54%

Net Income	2,277,026	1,373,523	903,503	65.8%

Comprehensive Income (Loss)	$2,720,511	1,764,859	955,652	54.1%

1) The 134.5% increase of operating expense was primarily the increase in amortization expense associated with the newly acquired US Patent (U.S. No. 6,475,531 B1).  For the three months ended September 30, 2011, the amortization expense for the US Patent No. 6,475,531 B1 alone was $862,251.

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

General and Administrative Expenses

Our general and administrative expenses were $1,049,403 during the three months ended September 30, 2011, compared with $288,304 during the three months ended September 30, 2010, an increase of $761,099 or approximately 264%. The increase in general and administrative expenses was principally due to the amortization expense accrued for the acquired US Patent (U.S. No. 6,475,531 B1). During the three months ended September 30, 2011, the amortization expense of this patent was $862,251.

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

Income Tax

Income tax was $759,009 during the three months ended September 30, 2011, as compared to $484,502 for the same period of 2010, an increase of $260,247, or approximately 54%. The increase was primarily due to the increased taxable income during the three months ended September 30, 2011.

Net Income

As a result of the above factors, we had a net income of $2,277,026 during the three months ended September 30, 2011, compared with a net income of $1,373,523 during the three months ended September 30, 2010.

Comprehensive Income

As a result of a currency translation adjustment, our comprehensive income was $2,720,511 during the quarter ended September 30, 2011, compared with comprehensive income of $1,764,859 during the quarter ended September 30, 2010 due to exchange rate fluctuations from the translation of our Chinese subsidiary from Chinese RMB, their functional currency, to US dollar, our reporting currency.

Comparing Six Months Ended September 30, 2011 and 2010:

The following table sets forth information from our statements of operations for the six months ended September 30, 2011 and 2010, in dollars:

	Six Months Ended September 30,		Change in	Change in
	2011	2010	Amount	%
Revenues	$16,365,271	11,414,317	4,950,954	43.4%
Cost of Sales	(7,181,569)	(6,175,456)	(1,006,113)	16.3%
Gross Profit	9,183,702	5,238,861	3,944,841	75.3%

Operating Expenses	(4,643,599)	(1,558,298)	3,085,301	198%

Operating Income	4,540,103	3,680,563	859,540	23%

Interest Income, net	144,135	-	144,135	-%

Income Tax Provision	1,171,060	943,800	227,260	24%

Net Income	3,513,178	2,736,763	776,415	28%

Comprehensive Income	$4,362,827	3,272,952	1,089,875	33%

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

General and Administrative Expenses

Our general and administrative expenses were $2,458,223 during the six months ended September 30, 2011, compared with $502,914 during the six months ended September 30, 2010, an increase of $1,955,309 or approximately 389%. The increase in general and administrative expenses was principally due to the amortization expense recorded for the acquired US Patent (U.S. No. 6,475,531 B1). During the six months ended September 30, 2011, the amortization expense of this patent was $1,687,848.

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

The influenza patent acquired in February 2011 is for an herbal medication called Pure Ban Lan Gen (“PBLG”). No expenses were incurred for research and development during the period ended September 30, 2011. The influenza patent has not been used for the production of health care products and is not related to our current line of health care products (mainly the gingko products). We acquired this patent in order to achieve the following two purposes:

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

Income Tax

Income tax was $1,171,060 during the six months ended September 30, 2011, as compared to $943,800 for the same period of 2010, an increase of $227,260, or approximately 24%. The increase was primarily due to the higher taxable income during the six months ended September 30, 2011.

Net Income

As a result of the factors described above, we generated net income of $3,513,178 during the six months ended September 30, 2011, as compared with net income of $2,736,763 during the six months ended September 30, 2010.

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

Comprehensive Income

As a result of a currency translation adjustment, our comprehensive income was $4,362,827 during the six months ended September 30, 2011, compared with $3,272,952 during the six months ended September 30, 2010, which is mainly attributable to the exchange rate fluctuations from translating our Chinese subsidiaries from Chinese RMB, their functional currency, to US dollar, our reporting currency.

Liquidity and Capital Resources

Summary consolidated balance sheet data:

	As of
	September 30,	March 31,		Changes in
	2011	2011	%	Variance	Note
in US$, except for percentages
Cash and cash equivalents	19,697,004	6,046,804	13,605,200	225.7%
Prepaid accounts	5,653,292	15,602,258	(9,948,966)	(63.8)%	1)
Inventories	1,804,397	59,183	1,745,214	2948.8%	2)
Property, plant and equipment, net	9,800,061	9,629,558	170,503	1.8%
Construction in progress	217,885	211,189	6,696	3.2%
Intangible assets, net	41,409,705	40,560,015	849,690	2.1%	3)
Total assets	78,582,344	72,109,007	6,473,337	9.0%
Tax payable	1,130,883	1,683,944	(553,061)	(32.8)%	4)
Other payables	2,882,021	229,561	2,652,460	1155.4%
Total Current liabilities	4,012,904	1,913,505	2,099,399	109.7%
Total liabilities	4,012,904	1,913,505	2,099,399	109.7%
Total equity	74,569,440	70,195,502	4,373,938	6.2%

1)	In the six months ended September 30, 2011, the decrease in prepaid accounts of $9,948,966 was mainly as a result of refund from Jining Tianruitong Technology Development Limited Company.

2)	The increase in inventory of $1,745,214 was mainly due to the increased production of Huoliyuan Capsules which increased raw materials, work-in-progress, and finished goods at September 30, 2011.

3)	The increase in intangible assets of 849,690 was due to the recognition of the consideration of 11M shares to be issued upon the Company’s stock listed on OCTQB for the US patent. .

4)	The decrease in tax payable of $553,061 was primarily due to the decreased taxable income during the six months ended September 30, 2011 because of the significant amortization expense for the acquired US patent.

We dd not have any accounts receivable balance at September 30, 2011, due to the sales model of our product mix. The Company currently sells two types of products: non-medical and medical products. Neither product’s sales are associated with any accounts receivable balance.

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

Operations

For the six months ended September 30, 2011, cash provided by operations was $3,257,862, compared to cash provided by operations of $854,565 for the same period in 2010. The primary reason for the change was due to increase in non-cash impacted depreciation and amortization expenses from $304,005 for the six months ended September 30, 2010 to $1,687,848 for the six months ended September 31, 2011.  The increase in depreciation and amortization expenses was due to amortization expense for the six months ended September 30, 2011 for the US patent.

Investments

Cash used in investing activities was $9,948,966 for the six months ended September 30, 2011 as compared to cash used by investing activities of $7,625,777 for the six months ended September 30, 2010 as we received a refund of $10.1M from Jining Tianruitong Technology Development Limited Company , the owner of the patents, during the six months ended September 30, 2011.

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

Revenue recognition

Our revenue recognition policies are in compliance with Staff Accounting Bulletin (“SAB”) 104, included in the Codification as ASC 605, Revenue Recognition .. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are recorded as customer deposits.

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

Item 4. Controls and Procedures

The term “disclosure controls and procedures” (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has reassessed their previous conclusions that their disclosure controls and procedures were effective at September 30, 2011. Management considered the restatements of financial statements are indicative of a material weakness in internal control over financial reporting, therefore, concluded that, as of September 30, 2011, such controls and procedures were not effective.

Changes in internal controls.

The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the quarter of September 30, 2011, and they have concluded that there was no change to the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CHINA YCT INTERNATIONAL GROUP, LTD.

Date: June 11, 2012	By:	/s/ Yan Tinghe
Yan Tinghe Chief Executive Officer
(Principal Executive Officer)

/s/ Li Chuanmin
Li Chuanmin Chief Financial Officer
(Principal Financial Officer

