Form 10-Q/A
period 2011-12-31
China YCT International Group, Inc.
filed 2012-06-13
CIK 847464

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

EXPLANATORY NOTE – AMENDMENT

The Form 10QA is being amended to restate our previously issued financial statements for the nine months ended December 31, 2011. On February 28, 2011, we acquired a United States patent which was accounted for as an acquisition of an asset. However, we recognized the contingent considerations that would be accounted for under the acquisition of a business. Therefore, we overstated the fair value of the patent. We restated our financial statements to correct this error. The changes in the financial statements at December 31, 2011 include, but are not limited to, a decrease in the amount recorded for net intangible assets by $19, 154,089, a decrease in the amount recorded as a contingent liability by $17.306.775, a reduction in the amortization attributed to the patent of $479,747, an increase in amount recorded as an other expense by $3,319,135, and an accumulative reduction of $1,954,822 in retained earnings. We have also provided additional explanation as to (i) the intended purposes of the patent, (ii) the lack of accounts receivable as of December 31, 2011, (iii) the lack of effectiveness of our internal controls and procedures at December 31, 2011 and (iv) additional disclosure regarding the tax treatment of the acquisition of the patent.

CHINA YCT INTERNATIONAL GROUP, INC.

FORM 10-Q/A

 QUARTERLY PERIOD ENDED DECEMBER 31, 2011

INDEX

Item 1. Financial Statement

CHINA YCT INTERNATIONAL GROUP, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 2011 AND 2010 (UNAUDITED)

Table of Contents

Page

Consolidated Balance Sheets as of December 31, 2011 (Unaudited) and March 31, 2011	4

Consolidated Statements of Income for the three months and nine months ended December 31, 2011 and 2010 (Unaudited)	5

Consolidated Statement of Stockholders’ Equity as of December 31, 2011 (Unaudited) and March 31, 2011	6

Consolidated Statements of Cash Flows for the nine months Ended December 31, 2011 and 2010 (Unaudited)	7

Notes to Consolidated Financial Statement (Unaudited)	8-18

CHINA YCT INTERNATIONAL GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

		UNIT: USD$
	December 31, 2011	March 31, 2011
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalent	$18,443,850	$6,046,804
Prepaid accounts	67,627	15,602,258
Inventory	2,483,981	59,183
Other receivable from related parties	-	-
Total current assets	20,995,458	21,708,245
Plant, property and equipment, net	9,784,841	9,629,558
Construction in progress	219,752	211,189
Intangible assets, net	*51,407,574	*40,560,015
Total assets	82,407,625	72,109,007

Liabilities and Stockholders’ Equity (Deficit)
Liabilities:
Current liabilities:
Accounts payable	-	-
Tax payable	*1,435,266	*1,683,944
Other payable	*4,519,903	229,561
Derivative liability	3,319,135	*0
Total current liabilities	9,274,304	1,913,505

Stockholders’ Equity
Preferred stock, par value $500.00 per share; 45 shares authorized and issued at December 31, 2011 and March 31, 2011	22,500	22,500
Common stock, par value $0.001 per share; 1,000,000,000 shares authorized at December 31, 2011 and March 31, 2011; 73,780,610 and 73,731,361 shares issued at December 31, 2011 and March 31, 2011, respectively	73,780	73,758
Additional paid-in capital	36,879,643	36,868,554
Statutory reserve	956,633	956,633
Retained earnings	*32,300,436	*30,232,764
Accumulated other comprehensive income	*2,900,329	2,041,293
Total stockholders’ equity	73,133,321	70,195,502
Total liabilities and stockholders’ equity	$82,407,625	$72,109,007

 *: restated.

The accompanying notes are an integral part of the consolidated financial statements.

CHINA YCT INTERNATIONAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

				UNIT: USD$
	FOR THE THREE MONTHS		FOR THE NINE MONTHS
	ENDED		ENDED
	December 31,	December 31,	December 31,	December 31,
	2011	2010	2011	2010

Sales Revenue	$10,112,489	$9,886,824	$26,477,760	$21,301,142
Cost of Goods Sold	4,712,730	4,613,157	11,894,299	10,788,613
Gross Profit	5,399,758	5,273,667	14,583,461	10,512,529

Selling Expenses	713,694	843,458	2,505,249	1,776,853
G&A Expense	*1,570,674	352,096	*4,028,897	855,011
R&D Expenses	183,693	111,221	577,514	233,210
Total expense	2,468,061	1,306,775	7,111,660	2,865,074
Income from operation	2,931,698	3,966,892	7,471,801	7,647,455
Interest income (Expense)	65,818	18,273	209,953	18,273
Other income (Expense)	*(3,319,135)	580,211	*(3,319,135)	580,211
Profit before tax	(321,619)	4,565,376	4,362,619	8,245,939
Income tax	*1,112,777	1,141,919	*2,283,837	2,085,719

Net income	(1,434,396)	3,423,457	2,078,782	6,160,220
Other comprehensive income
Foreign currency translation adjustment	*(1,724)	510,647	*847,925	2,199,600
Comprehensive income	$(1,436,120)	$3,934,104	$2,926,707	$8,359,820

Basic and diluted income per common share
Basic and Diluted	*0.00	0.12	*0.03	0.21

Weighted average number of common shares outstanding
Basic and Diluted	73,780,610	29,473,902	73,780,610	29,473,902

  *: restated.

The accompanying notes are an integral part of the consolidated financial statements.

CHINA YCT INTERNATIONAL GROUP, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

									UNIT: USD$
CHINA YCT
INTERNATIONAL	Preferred Stock				Additional
GROUP, INC.	Series A		Common shares		paid in	Statutory	Accumulated	Retained
	Shares	Amount	Shares	Amount	Capital	Reserve	OCI	Earnings	Total

Balance - March 31, 2011	45	$22,500	73,758,388	$73,758	$36,868,554	$956,633	$2,041,293	$ *30,232,764	$70,195,502
Issuance of common shares to independent directors			22,222	22	11,089				11,111
Net income for the year								*1,236,152	1,236,152
Foreign currency translation adjustment							*417,275		417,275

Balance - June 30, 2011	45	$22,500	73,780,610	$73,780	$36,879,643	$956,633	$2,458,568	$31,457,805	$71,848,929
Net income for the year								*2,277,026	2,277,026
Foreign currency translation adjustment							*443,485		443,485

Balance - September 30, 2011	45	$22,500	73,780,610	$73,780	$36,879,643	$956,633	$2,902,053	$33,734,832	$74,569,441
Net income for the year								*(1,434,396)	(1,434,396)
Foreign currency translation adjustment							*(1,724)		(1,724)

Balance - December 31, 2011	45	$22,500	73,780,610	$73,780	$36,879,643	$956,633	$2,900,329	$32,300,436	$73,133,321

 *: restated.

The accompanying notes are an integral part of the consolidated financial statements.

CHINA YCT INTERNATIONAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW

(Unaudited)

		UNIT: USD$
	NINE MONTH ENDED
	December 31, 2011	December 31, 2010
Cash Flows From Operating Activities:
Net income	2,078,782	$6,160,220
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	*3,693,018	463,077
Issue of common shares as compensation	-	19,760
Changes in operating assets and liabilities:
Inventory	(2,424,798)	197,645
Advance to suppliers
Other receivable from related parties
Accounts payable	-	(2,299,928)
Customer deposit
Taxes payable	*(248,678)	278,575
Accrued expenses and other payables	*7,620,588	43,005

Net cash provided by (used in) operating activities	10,718,912	4,862,354

Cash flows from investing activities:
Addition to plant and equipment	(14,704,423)	(563,183)
Loan repaid from (provided to) related party		-
Prepayment/deposit to Jining Tianruitong for purchasing of drug patents	15,534,631	(15,354,102)

Net cash provided by (used in) investing activities	830,208	(15,917,285)

Effect of exchange rate changes on cash and cash equivalents	*847,926	1,046,836

Net increase (decrease) in cash and cash equivalents	12,397,046	(10,008,095)

Cash and cash equivalents at beginning of period	6,046,804	11,911,933

Cash and cash equivalents at ending of period	18,443,850	$1,903,839

Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	-	-
Income taxes	2,178,687	$2,144,058

 *: restated.

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

According to the purchase agreement between the Company and L.Y. Research Corp., the Company acquired the patent from L.Y. Hong Kong Biotech Limited (LYHK), L.Y. Research Corp’s wholly owned subsidiary incorporated in Hong Kong, China, in exchange for 44,254,952 shares of common stock at the acquisition date. In addition, 11,063,968 shares of common stock will be issued to the seller upon the occurrence of the quotation of the Company’s common stock on the OTCQB or OTCBB; and 20,546,711 shares will be issued to the seller upon the receipt by the Company of a minimum of $20,000,000 in gross proceeds from a debt or equity financing, or a series of debt and/or equity financings (the “Financing”); or upon the quotation of its common stock on NASDAQ or a major stock exchange located outside of the United States (collectively, “Events”). The consideration of $32,748,665 at inception was calculated by multiplying 44,254,952 shares of common stock by the Company’s quoted stock price of $0.74 per share on February 28, 2011. It is being amortized over the shorter of its remaining legal life, 9.9 years, or its useful life, on a straight-line basis. An additional consideration of $2,765,992 was calculated by multiplying 11,063,968 common stock shares by the Company’s quoted price of $0.25 per share on September 9, 2011 when the Company’s stock was successfully listed on the OTCQB and the L.Y. Research Corp was entitled to the 11,063,968 shares of the common stock.

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

Income taxes

The Company accounts for income tax under the asset and liability method as stipulated by Accounting Standards Codification (“ASC”) 740 formerly Statement of Financial Accounting Standards (”SFAS”) No. 109, “ Accounting for Income Taxes ”, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the financial statements or tax returns.  Deferred Income taxes are recognized for all significant temporary differences between tax and financial statements bases of assets and liabilities.  Valuation allowances are established against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company did not recognize any deferred tax amount at December 31, 2011 as well as March 31, 2011.

China YCT International, Inc. is a holding company of Shandong Spring Pharmaceutical Co., Ltd and does not have any operating activities. Although the contract of the acquisition of the US patent was executed by the holding company, in substance, the patent was acquired and is used by the Company’s operating entity in China. For the same reason, the amortization of the patent was a deduction to the Chinese operating entity’s tax liability. Therefore, the Company does not incur any United States income tax liabilities.

The expense associated with the recognition of a contingent obligation under ASC 480-10-25-8, is not tax deductible in China. Per ASC 740-10-25-3A, “An excess of the amount for financial reporting over the tax basis of an investment in a foreign subsidiary or a foreign corporate joint venture that is essentially permanent in duration. ” Therefore, the tax difference in the amount of $829,784 ($3,319,135 x 25% tax rate) caused by expense recognized at our book but not in the Chinese tax return at December 31, 2011 will be a permanent difference.

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

Mailing and handling costs

The Company accounts for mailing and handling fees in accordance with the FASB ASC 605-45 ( Emerging Issues Task Force ( EITF ) Issue No . 00-10 , Accounting for Shipping and Handling Fees and Costs ). T he Company includes shipping and handling fees billed to customers in net revenues. Amounts incurred by the Company for freight are included in cost of goods sold.

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

Translation adjustments resulting from this process amounted to $2,889,218 and $2,199,600 as of December 31, 2011 and 2010, respectively.

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

	For the nine months ended
	December 31, 2011
Name of vendor	Amount	%
Shandong Kangyuan	$5,506,197	46%
Shandong YCT	4,236,837	35%
Purchase from two largest suppliers	$9,743,034	81%

NOTE 8 - INTANGIBLE ASSETS, NET

The intangible assets of the Company consist of land use right and purchased patents.

Net land use right and purchased patent were as follows:

	Amortization	As of,
	Period	Dec 31, 2011	Mar 31, 2011
Land use right	50 years	$1,547,801	$1,547,801
Less: Accumulated amortization		(169,677)	(139,821)
Land use right, net		1,378,124	1,407,980
Patent 1	16.5 years	7,016,045	7,016,045
Less: Accumulated amortization for Patent 1		(824,076)	(337,476)
Patent 1, net		6,191,969	6,678,569
Patents (non-US No. ZL200510045001.9)	13.75 years	9,839,864	-
Less: Accumulated amortization for Patent (non-US No. ZL200510045001.9)		(178,906)	-
Patent (non-US No. ZL200510045001.9), net		9,660,958	-
Patents (non-US No. ZL200710013301.8)	14.95 years	1,587,075	-
Less: Accumulated amortization for Patent (non-US No. ZL200710013301.8)		(26,600)	-
Patent (non-US No. ZL200710013301.8), net		1,560,475	-
Patent (U.S. No. 6,475,531 B1)	9.9 years	35,514,657	32,748,665
Less: Accumulated amortization for Patent (U.S. No. 6,475,531 B1)		(2,898,608)	(275,199)
Patent (U.S. No. 6,475,531 B1), net		32,616,049	32,473,466
Intangible assets, net		$51,407,575	$40,560,015

On October 1, 2011, two patents were transferred to the Company. The book value for patent – “Treatment to ischemic encephalopathy and its preparation method” (ZL 200510045001.9) is amounted to $9,839,864; and the book value for patent – “Chinese herbal medicine compound to treat renal insufficiency and its preparation” (ZL 200710013301.8) is amounted to $1,587,075.

The amortization expense of land use right for the three months ended December 31, 2011 and 2010 was $9,439 and $18,433, respectively. The amortization expense of patents for the three months ended December 31, 2011 and 2010 was $1,419,727 and $176,513, respectively.

The amortization expense of land use right for the nine months ended December 31, 2011 and 2010 was $29,856 and $26,573, respectively. The amortization expense of patents for the nine months ended December 31, 2011 and 2010 was $3,315,517 and $261,331, respectively.

NOTE 9 - TAX PAYABLE

Tax payable at December 31, 2011 and March 31, 2011 were as follows:

	As of
	December 31, 2011	March 31, 2011

Corporate Income Tax	$1,099,997	$1,190,436
Value-Added Tax	310,431	489,962
Other Tax & Fees	24,838	3,546

Total Tax Payable	$1,435,266	$1,683,944

NOTE 10 - INCOME TAXES

Shandong Spring Pharmaceutical Co., Ltd is subject to the Enterprise income tax (“EIT”) at a statutory rate of 25%.

The expense associated with the recognition of a contingent obligation under ASC 480-10-25-8, is not tax deductible in China. Per ASC 740-10-25-3A, “An excess of the amount for financial reporting over the tax basis of an investment in a foreign subsidiary or a foreign corporate joint venture that is essentially permanent in duration. ” Therefore, the tax difference in the amount of $829,784 ($3,319,135 x 25% tax rate) caused by expense recognized at our book but not in the Chinese tax return at December 31, 2011 will be a permanent difference.

For the three months ended December 31, 2011 and 2010, Shandong Spring Pharmaceutical Co., Ltd. recorded income tax provisions of $1,112,777 and $1,141,919, respectively.

For the nine months ended December 31, 2011 and 2010, Shandong Spring Pharmaceutical Co., Ltd. recorded income tax provisions of $2,283,837 and $2,085,719, respectively.

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

Because the obligation to issue additional shares to LY Research Cop is upon the occurrence of certain predetermined events, the liability is recognized when the contingencies are resolved. On September 9, 2011, LY Research Corp became entitled to the issuance of 11,063,968 shares of common stock upon the occurrence of the quotation of the Company’s common stock on the OTCQB.   Therefore, the liability to issue 11,063,968 shares of common stocks should be recorded for the quarter ended September 30, 2011 and forward.

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

NOTE 12 – DERIVATIVE LIABILITY

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

On October 21, 2011, the Purchase Agreement was further amended to state that if either of the Events should not occur within one year from October 21, 2011; the shares issued pursuant to the Purchase Agreement shall be returned to the Company and the LY Patent shall be returned to LY Research and the Purchase Agreement, as amended, shall be cancelled and of no further force or effect. Because the Company is required to acquire the issued shares by returning the US patent if the predetermined financing event is not met, the term meets the definition under the ASC 480-10-25-8, “Obligations to Repurchase Issuer’s Equity Shares by Transferring Assets”. Per ASC 480-10-25-8, the obligation to repurchase an issuer’s own shares by transferring asset should be recognized as a liability at inception.

In addition, because the acquisition is not a certain future event as of October 21, 2011 and December 31, 2011, the Company considers the contingent obligation to repurchase its own shares as a written put option. Per ASC 480-10-30-7, all financial instruments, recognized under the guidance in Section 480-10-25, other than certain physically settled forward purchase contracts, shall be measured initially at fair value.

The fair value of the obligation on October 21, 2011 should be the market price of the shares that the company is obligated to repurchase if the financing is failing and weighted by the probability of the Company failing to meet the financing target of $20,000,000 or achieving the listing on NASDAQ or a major foreign stock exchange. On October 21, 2011, the company had issued and was obligated to issue 55,318,920 common shares to Dr. Liu. Therefore, the number of potential shares we would need to repurchase was 55,318,920 on October 21, 2011 and December 31, 2011

Determination of the market price of the shares:

Per ASC 820-10-20 “Readily Determinable Fair Value”, “ The fair value of an equity security is readily determinable if sales prices or bid-and-asked quotations are currently available on a securities exchange registered with the U.S. Securities and Exchange Commission (SEC) or in the over-the-counter market, provided that those prices or quotations for the over-the-counter market are publicly reported by the National Association of Securities Dealers Automated Quotations systems or by Pink Sheets LLC. Restricted stock meets that definition if the restriction terminates within one year. ” Because the sales price of the company’s common stock shares was currently available in the over-the-counter market, the fair value of the company’s stock is readily determinable and is the sales price of the stock on October 21, 2011. Because the company’s common stock was not traded on October 21, 2011 and December 31, 2011, the closest quotations were the prices on October 23, 2011, which was $0.40/per share and December 22, 2011, which was $0.40/per share as well. Therefore, the fair values per share for both dates were $0.40.

Determination of the probability of the Company failing to meet the predetermined event:

The Company determined that on October 21, 2011 and December 31, 2011, the chance that the final contingency would not be met, thereby triggering our obligation to repurchase those shares, was around 15%. Thus, the probability weighting that we assigned to the final contingency not being met and thereby triggering our obligation to repurchase those shares was 15% for both dates.

Our estimate of the probability of the financial contingency not being met by October 21, 2011 and December 31, 2011 was based on the following considerations:

•	In early September 2011, our Director of the Company’s Investment Division came to the United States to meet with the placement agent that we had been working with since late 2010. Our placement agent advised us that they believed that they could complete the financing for $20 million based on the due diligence that had been done by the placement agent since 2010, subject to certain conditions, including, but not limited to, satisfactory completion of its due diligence on the Company’s recent operations, reaching agreement with the Company on the Company’s valuation in light of current market conditions.

•	Although there could be no assurance of completion of the financing, the placement agent and the Company were renewed their engagement agreement on October 21, 2011. During the period from October 21, 2011 to December 31, 2011, we discussed plans to engage an advisor to develop a business plan and to engage an investment relations company. We thought that these efforts would contribute to a successful completion of the financing, although the offering is being done on a best efforts basis.

•	Our placement agent recommenced its due diligence in November 2011. Prior to December 31, 2011, the placement agent had not advised us of any new conditions which would lead us to believe that the likelihood that the placement agent could complete the financing by October 2012 had changed between October 21, 2011 and December 31, 2011. .

We believed that we had a well-developed business model and our operations continued to be profitable during in the global economic downturn and have continued to be profitable . In addition, our financing target was only $20 million, which we determined with the placement agent to be the appropriate amount for the financing based on the Company’s capital requirements and the potential investors which the placement agent expected to approach.

Therefore, as of December 31, 2012, we were confident that we would be able to attract investors and achieve the $20,000,000 financing target and we used a probability of 15% for failing to achieve the financing target by October 2012. During the period from October 21, 2011 to December 31, 2011, there were no events that decreased the probability of failing to reach the financing target. In this circumstance, we used the same probability of failing to achieve the financing as of October 21, 2011 and December 31, 2011.

Calculation of the derivative liability as of October 21, 2011 and December 31, 2011:

The fair value of the derivative obligation at October 21, 2011 and December 31, 2011 is calculated as followed:

$3,319,135 = 55,318,920 x $0.40/per share x 15%

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

Comparing Three Months Ended December 31, 2011 and 2010:

The following table sets forth information from our statements of operations for the three months ended December 31, 2011 and 2010, in U.S. dollars:

	Three Months Ended
	December 31,		$	%
	2011	2010	Change	Change	Notes
Revenues	10,112,489	9,886,824	225,665	2.3%

Cost of Sales	(4,712,730)	(4,613,157)	(99,573)	2.2%

Gross Profit	5,399,758	5,273,667	126,091	2.4%

Operating Expenses	(2,468,061)	(1,306,775)	(1,161,286)	88.9%	(1)

Operating Income	2,931,698	3,966,892	(1,035,194)	(26.1)%

Interest Income, net	65,818	18,273	47,545	260.2%

Other Income	(3,319,135)	580,211	(3,899,346)	(672.1)%

Income Tax Provision	(1,112,777)	(1,141,919)	(29,142)	(2.6)%

Net Income	(1,434,396)	3,423,457	(4,857,853)	(141.9)%

Comprehensive Income (Loss)	(1,436,120)	3,934,104	(5,370,224)	(136.5)%

(1) The 87.9% increase of operating expense was primarily the increase in amortization expense associated with the newly acquired US Patent (U.S. No. 6,475,531 B1).  For the three months ended December 31, 2011, the amortization expense for the US Patent No. 6,475,531 B1 alone was $935,561.

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

Product Mix

The following table presents the breakdown of revenues by product mix:

Cost of Sales and Gross Margin

During the three months ended December 31, 2011, we had cost of sales of $4,712,730, as compared with cost of sales of $4,613,157 during the same period in 2010, an increase of approximately $99,573, or 2.3%, reflecting an increase in net sales. The gross profit rose to $5,399,758 for the three months ended December 31, 2011, or a 2.4% increase compared with $5,373,667 during the same period in 2010.     Our gross margin increased to 53.4% during the three months ended December 31, 2011, which remained consistence from 53.3% during the three months ended December 31,   2010.   The percentage of our cost of sales over the sales for the Health care supplements decreased slightly to 45.8% for the three months ended December 31, 2011 from 46.3% for the same period in 2010 because we obtained a more favorable sales contract with Shandong YCT since late last fiscal year.  Our cost of sales over the sales for the Huoliyuan Capsules increased slightly to 48.8% for the three months ended December 31, 2011 from 47.1% for the same period in 2010. .

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

General and Administrative Expenses

Our general and administrative expenses were $1,570,674 during the three months ended December 31, 2011, compared with $352,096 during the three months ended December 31, 2010, an increase of $1,218,578 or approximately 346.1%. The increase in general and administrative expenses was principally due to the amortization expense accrued for the acquired US Patent (U.S. No. 6,475,531 B1). During the three months ended December 31, 2011, the amortization expense of this patent was $935,517.

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

Income Tax

Income tax was $1,112,777 during the three months ended December 31, 2011, as compared to $1,141,919 for the same period of 2010, a decrease of $29,142, or approximately 2.6%. The decrease was primarily due to the decreased taxable income during the three months ended December 31, 2011.

Net Income

	Revenue
	Three Months Ended December 31,
	2011			2010	Change in	Change in
	Amount	%	Amount	%	Amount	%

Health care supplements	3,398,462	33.6%	5,507,466	55.7%	(2,109,004)	-38.3%

Drugs (Huoliyuan Capsule)	6,192,876	61.2%	4,379,358	44.3%	1,813,518	41.4%

Other (External contract work)	521,151	5.2%	-	0.0%	521,151	100.0%

Total Revenue	10,112,489	100.0%	9,886,824	100.0%	225,665	2.3%

During the quarter ended December 31, 2011, the Company also recognized an expense in amount of $3,319,135 for a derivative liability under the ASC 480-10-25-8. This expense was disclosed in the note 11 – Derivative liability.

As a result of the above factors, we had a negative net income of $1,434,396 during the three months ended December 31, 2011, compared with a net income of $3,423,457 during the three months ended December 31, 2010.

Comprehensive Income

As a result of a currency translation adjustment, our comprehensive income was $(1,435,266) during the three months ended December 31, 2011, compared with comprehensive income of $3,934,104 during the three months ended December 31, 2010 due to net loss and exchange rate fluctuations from the translation of our Chinese subsidiary from Chinese RMB, their functional currency, to US dollar, our reporting currency.

Comparing Nine Months Ended December 31, 2011 and 2010:

The following table sets forth information from our statements of operations for the nine months ended December 31, 2011 and 2010, in U.S. dollars:

	Nine Months Ended
	December 31,		$	%
	2011	2010	Change	Change
Revenues	26,477,760	21,301,142	5,176,618	24.3%

Cost of Sales	(11,894,299)	(10,788,613)	(1,105,686)	10.2%

Gross Profit	14,583,461	10,512,529	4,070,932	38.7%

Operating Expenses	(7,111,660)	(2,865,074)	(4,246,586)	148.2%

Operating Income	7,471,801	7,647,455	(175,654)	(2.3)%

Interest Income, net	209,953	18,273	191,680	1049.0%

Other Income	(3,319,135)	580,211	(3,899,346)	(672.1)%

Income Tax Provision	(2,283,837)	(2,085,719)	(198,118)	(9.5)%

Net Income	2,078,782	6,160,220	(4,081,438)	(66.3)%

Comprehensive Income (Loss)	2,926,707	8,359,820	(5,433,113)	(65.0)%

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

General and Administrative Expenses

Our general and administrative expenses were $ 4,028,897during the nine months ended December 31, 2011, compared with $855,011 during the nine months ended December 31, 2010, an increase of $ 3,173,886or approximately 371.2%. The increase in general and administrative expenses was principally due to the amortization expense recorded for the acquired US Patent (U.S. No. 6,475,531 B1). During the nine months ended December 31, 2011, the amortization expense of this patent was $ 2,898,608.

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

The influenza patent acquired in February 2011 is for an herbal medication called Pure Ban Lan Gen (“PBLG”). No expenses were incurred for research and development during the period ended December 31, 2011. The influenza patent has not been used for the production of health care products and is not related to our current line of health care products (mainly the gingko products). We acquired this patent in order to achieve the following two purposes:

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

Income Tax

Income tax was $ 2,283,837during the nine months ended December 31, 2011, as compared to $2,085,719 for the same period of 2010, an increase of $198,118, or approximately 9.5%. The increase was primarily due to the higher taxable income during the nine months ended December 31, 2011.

Net Income

As a result of the factors described above, we generated net income of $2,078,782 during the nine months ended December 31, 2011, as compared with net income of $6,160,220 during the same period in 2010.

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

Comprehensive Income

As a result of a currency translation adjustment, our comprehensive income was $2,926,707during the nine months ended December 31, 2011, compared with $8,359,820 during the nine months ended December 31, 2010, which is mainly attributable to the lower net income and exchange rate fluctuations from translating our Chinese subsidiaries from Chinese RMB, their functional currency, to US dollar, our reporting currency.

Liquidity and Capital Resources

Summary consolidated balance sheet data: (in US$, except for percentages)

	As of
	December 31, 2011	March 31, 2011	Changes in	Changes in
	(Unaudited)	(Audited)	Amount	%	Note
Cash and cash equivalent	18,443,850	6,046,804	12,397,046	205%
Prepaid accounts	67,627	15,602,258	(15,534,631)	-100%	(1)
Inventory	2,483,981	59,183	2,424,798	4097%	(2)
Plant, property and equipment, net	9,784,841	9,629,558	155,283	2%
Construction in progress	219,752	211,189	8,563	4%
Intangible assets, net	51,407,574	40,560,015	10,847,559	26.7%	(3)
Total assets	82,407,625	72,109,007	10,298,618	14.3%
Accounts payable	-	-	-	-
Tax payable	1,435,266	1,683,944	-(248,678)	(14.8)%	(4)
Other payable	7,839,038	229,561	7,609,477	3314.8%	(5)
Total current liabilities	9,274,304	1,913,505	7,360,799	384%
	0	0	-	0%
Total liabilities	9,274,304	1,913,505	6,997,402	384%
Total equity	73,133,321	70,195,502	2,937,819	4.2%

(1)	In the nine months ended December 31, 2011, the decrease in prepaid accounts of $15,534,631 was mainly as a result of refund from Jining Tianruitong Technology Development Limited Company. In addition, the prepaid amount was decreased for the transferring of the patents.

(2)	The increase in inventory of $2,424,798 was mainly due to the increased production of Huoliyuan Capsules which increased raw materials, work-in-progress, and finished goods at December 31, 2011.

(3)	The increasing in intangible assets of $10,847,559 was due to the two patents transferred in based on the purchase agreement signed in October 2010. In addition, $2,765,992 consideration was added to the value of the US patent. The addition to the intangible assets was partially offset by the recognition of amortization cost for the patents.

(4)	The decrease in tax payable of $248,678 was primarily due to the decreased taxable income during the nine months ended December 31, 2011 as a result of the significant amortization expense for the acquired US patent.

(5)	The increasing in other payables of $6,987,210 was mostly the remaining balance for the two patents purchased, and the accrued liabilities for the derivative obligation and obligation to issue additional 11M common stock shares. .

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

In order to fully implement our business plan, however, we will require capital contributions in excess of our current working capital and the surplus capital, which we believe will be generated from operations. Bringing our manufacturing facility to an operating level that should make the manufacturing operation profitable to produce our current products is estimated to require an additional $10 million. In order to develop the Influenza Patent and offer a drug that would require Chinese FDA approval and a health care product that would not require such approval, we estimate that we will require an additional $20 million. Therefore, to fully implement our business plan, including development of a facility to utilize our proprietary method of extracting flavones from ginkgo by using enzyme technology, we estimate that we will need a total of $40 million. We expect to seek equity and debt financing to obtain the funds. At present, we have no commitment or understanding from any source for additional debt or equity capital and there can be no assurance that the funds will be available on acceptable terms.

Operations

For the nine months ended December 31, 2011, cash provided by operations was $10,718,912, an increase of 120.4% compared to cash provided by operations of $4,862,354 for the same period in 2010. The primary reason for the change was due to the recognized amortization expense associated with the US patent and the increased other payables.

Investments

Cash provided by investing activities was $830,208 for the nine months ended December 31, 2011 as compared to cash used in investing activities of $15,917,285 for the same period in 2010. The increase was mainly due to the net of the refund of $15.5M from Jining Tianruitong Technology Development Limited Company and investment in acquisition of two patents during the nine months ended December 31, 2011.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures .24

The term “disclosure controls and procedures” (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has reassessed their previous conclusions that their disclosure controls and procedures were effective at December 31, 2011. Management considered the restatements of financial statements are indicative of a material weakness in internal control over financial reporting, therefore, concluded that, as of December 31, 2011, such controls and procedures were not effective.

Changes in internal controls.

The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the quarter of December 31, 2011, and they have concluded that there was no change to the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

