Form 10-K/A
period 2011-03-31
China YCT International Group, Inc.
filed 2012-07-06
CIK 847464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment 3

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

Nature of Amendment

The Form 10K-A is being amended to restate our previously issued financial statements for the year ended March 31, 2011. On February 28, 2011, we acquired a United States patent which was accounted for as an acquisition of an asset. However, we recognized the contingent considerations which would be accounted for under the acquisition of a business. Therefore, we overstated the fair value of the patent. We have restated our financial statements to correct this error. The changes in the financial statements at March 31, 2011 include, but are not limted to, a decrease in the amount recorded for net intangible assets by $23,195,331 a decrease in the amount recorded as a contingent liability by $23,391,902 and an increase of $147,428 in retained earnings. We have also provided additional disclosure as to (i) the intended purposes of the patent, (ii) the lack of accounts receivable as of March 31, 2011, (iii) additional disclosure regarding the tax treatment of the acquisition of the patent ,(iv) the amortization of the patent and (v) the likelihood of satisfying certain conditions to retention of the patent.

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
	(Restated)
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

CHINA YCT INTERNATIONAL GROUP, LTD.

By:

/s/ Yan Tinghe	July 6, 2012
Yan Tinghe Chief Executive Officer

/s/ Li Chuanmin ,	July 6, 2012
Li Chuanmin Chief Financial Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Yan Tinghe	July 6, 2012
Yan Tinghe, Director
Chief Executive Officer

/s/ Li Chuanmin	July 6, 2012
Li Chuanmin,
Chief Financial Officer

/s/ Robert Fanella
Robert J. Fanella	July 6, 2012
Director

/s/ Bai Junying
Dr. Bai Junying	July 6, 2012
Director

/s/ Zhang Wengao
Zhang Wengao	July 6, 2012
Director

/s/ Zhang Jirui
Zhang Jirui	July 6, 2012
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

/s/ GZTY CPA GROUP, LLC
GZTY CPA Group, LLC
August 8, 2011
Metuchen, NJ

Report of Independent Registered Public Accounting Firm

To Board of Directors of China YCT International Group Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of China YCT International Group Inc. at March 31, 2011, and the results of their operations and their cash flows for each of the two years in the period ended March 31, 2011, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 3 to the consolidated financial statements, the financial statements for the year ended March 31, 2011 have been restated for the correction of errors.

/s/ GZTY CPA GROUP, LLC
GZTY CPA Group, LLC
August 8, 2011, except for Note 3 as to which the date is June 22, 2012.
Metuchen, NJ

China YCT International Group, Inc.

CONSOLIDATED BALANCE SHEET

		UNIT: USD$
	Years Ended March 31,
	2011	2010
	(Restated)
Assets
Current assets:
Cash and cash equivalent	$6,046,804	$11,911,933
Prepaid accounts	15,602,258	91,962
Inventory	59,183	324,855
Total current assets	21,708,245	12,328,750
Plant, property and equipment, net	9,629,558	5,033,596
Construction in progress	211,189	4,627,665
Intangible assets, net	40,560,015	8,093,111
Total assets	72,109,007	30,083,122

Liabilities and Stockholders’ Equity (Deficit)
Liabilities:
Current liabilities:
Accounts payable	0	2,299,928
Tax payable	1,683,944	1,204,097
Other payable	229,561	267,182
Total current liabilities	1,913,505	3,771,207
Contingency	0	0
Total liabilities	1,913,505	3,771,207

Stockholders’ equity
Preferred stock, par value $500.00 per share; 45 shares authorized and issued at September 30, 2010 and March 31, 2010	22,500	22,500
Common stock, par value $0.001 per share; 100,000,000 shares authorized, 29,461,304 shares issued and outstanding at March 31, 2010; and 73,758,388 shares issued and outstanding at March 31, 2011.	73,758	29,461
Additional paid-in capital	36,868,554	4,138,480
Statutory reserve	956,633	956,633
Retained earnings	30,232,764	20,012,077
Accumulated other comprehensive income	2,041,293	1,152,764
Total stockholders’ equity	70,195,502	26,311,915
Total liabilities and stockholders’ equity	$72,109,007	$30,083,122

See Notes to Consolidated Financial Statements

CHINA YCT INTERNATIONAL GROUP, INC.

CONSOLIDATED INCOME STATEMENT

		UNIT: USD$
	FOR THE YEARS ENDED MARCH 31,
	2011	2010
	(Restated)

Sales Revenue	$33,465,334	$32,012,404
Cost of Goods Sold	16,181,183	14,201,533
Gross Profit	17,284,151	17,810,871

Selling Expenses	2,649,477	3,570,477
G&A Expense	752,026	1,269,668
R&D Expenses	280,385	322,270
Total expense	3,681,888	5,162,415
Income from operation	13,602,263	12,648,456
Interest Income (Expense)	22,769	-
Other income (Expense)		21,345
Profit before tax	13,625,032	12,669,801
Income tax	3,410,265	3,216,742

Net income	10,214,768	9,453,059

Other comprehensive income
Foreign currency translation adjustment	1,329,603	22,188
Comprehensive income	$11,544,371	$9,475,247

Basic and diluted income per common share Basic and Diluted	0.29	0.32

Weighted average number of common shares outstanding Basic and Diluted	35,762,801	29,425,695

See Notes to Consolidated Financial Statements

CHINA YCT INTERNATIONAL GROUP, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDER EQUITY

									UNIT: USD$
CHINA YCT INTERNATIONAL GROUP, INC.	Preferred Stock Series A		Common shares		Additional
					paid in	Statutory	Accumulated	Retained
	Shares	Amount	Shares	Amount	capital	Reserve	OCI	Earnings	Total
Balance - March 31, 2009	45	22,500	29,380,073	29,380	4,063,039		1,130,576	11,515,651	16,761,146

Issuance of common shares to independent directors			81,231	81	75,441				75,522
Net income for the year								9,453,059	9,453,059
Statutory reserve						956,633		(956,633)	-
Foreign currency translation adjustment							22,188		22,188

Balance - March 31, 2010	45	22,500	29,461,304	29,461	4,138,480	956,633	1,152,764	20,012,077	26,311,915
Issuance of common shares to independent directors			41,997	42	25,664				25,706
Issuance of common shares for the owner of an acquired patent			44,254,952	44,255	32,704,410				32,748,665
Net income for the year (Restated)								*10,214,768	10,214,768
Adjustment to Retained Earnings								5,919	5,919
Foreign currency translation adjustment							888,529		888,529

Balance - March 31, 2011 (Restated)	45	$22,500	73,758,388	$73,758	$36,868,554	$956,633	$2,041,293	$30,232,764	$70,195,502

See Notes to Consolidated Financial Statements

CHINA YCT INTERNATIONAL GROUP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

		UNIT: USD$
	YEAR ENDED MARCH 31,
	2011	2010
	(Restated)
Cash Flows From Operating Activities:
Net income	$10,214,768	$9,453,059
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	848,531	262,452
Issue of common shares as compensation	19,760	75,522
Changes in operating assets and liabilities:
Inventory	265,672	(316,508)
Advance to suppliers		(91,962)
Other receivable from related parties		2,075,549
Accounts payable	(2,299,928)	1,843,360
Taxes payable	479,847	718,659
Accrued expenses and other payables	(37,621)	77,292

Net cash provided by (used in) operating activities	9,491,029	14,097,423

Cash flows from investing activities:
Addition to plant and equipment	(5,217,486)	(5,523,378)
Reduction of construction in progress	4,416,476
Investment in Intangible Assets	7,870	(6,738,643)
Prepayment for acquisition of patent	(15,602,258)

Net cash provided by (used in) investing activities	(16,395,398)	(12,262,021)

Effect of exchange rate changes on cash and cash equivalents	1,039,240	28,151

Net increase (decrease) in cash and cash equivalents	(5,865,129)	1,863,553

Cash and cash equivalents at beginning of period	11,911,933	10,048,380

Cash and cash equivalents at ending of period	$6,046,804	$11,911,933

Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$1,004.18	-
Income taxes	$2,956,202	$2,668,826
Non-cash investing activities:
Stock issued for acquisition of patent	$32,748,664	$-
Non-cash financing activities:
Stock issued for services	$41,997	$45,000

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

NOTE 3 - RESTATEMENT OF FINANCIAL STATEMENTS

On April 4, 2012, the Audit Committee of the Board of Directors, based on discussions with management, concluded that the Company would restate its consolidated financial statements for the year ended March 31, 2011 to correct the following error:

•	On February 28, 2011, we acquired a US patent which was accounted for as an acquisition of an asset. However, we recognized as part of the patent’s value the contingent consideration in the form of additional common stock that could be issued to the seller of the patent. Therefore, we overstated the fair value of the patent as recorded as the value for our intangible assets on the balance sheet for the year ended March 31, 2011. As a result, we adjusted the value of the intangible assets to reduce the value of the intangible asset by $23,391,902; we made an adjustment to reduce the contingent liability associated with the unissued shares by $23,391,902; we made an adjustment to reduce by $196,571 the amortization expense and accumulated amortization due to the lower value of the US patent; we also made an adjustment to increase by $49,143 of income tax due to the lower amortization expense.

•	The income per share of $0.32 per share was incorrectly calculated by using the comprehensive income instead of using the net income. We corrected the earnings per share from $0.32 per share to $0.29 per share.

The effect of the adjustments on the consolidated statement of operations for the year ended March 31, 2011 is to increase net income attributable to common shares by $147,428. The effect of the adjustments on net income per common share from operations for the year ended March 31, 2011 is zero.

China YCT International Group, Inc.

Consolidated Balance Sheet

	March 31, 2011
	As Previously Reported	Adjustments	As Restated

Assets
Current assets:
Cash and cash equivalent	$6,046,804	$—	$6,046,804
Prepaid accounts	15,602,258	—	15,602,258
Inventory	59,183	—	59,183
Total current assets	21,708,245	—	21,708,245
Plant, property and equipment, net	9,629,558	—	9,629,558
Construction in progress	211,189	—	211,189
Intangible assets, net	63,755,346	(23,195,331)	40,560,015
Total assets	95,304,338	(23,195,331)	72,109,007

Liabilities and Stockholders’ Equity (Deficit)
Liabilities:
Current liabilities:
Tax payable	1,634,801	49,143	1,683,944
Other payable	229,561	—	229,561
Total current liabilities	1,864,362	49,143	1,913,505
Contingency	23,391,902	(23,391,902)	—
Total liabilities	25,256,264	(23,342,759)	1,913,505

Stockholders’ equity
Preferred stock, par value $500.00 per share; 45 shares
authorized and issued at September 30, 2010 and March	22,500	—	22,500
31, 2010
Common stock, par value $0.001 per share; 100,000,000
shares authorized, 29,461,304 shares issued and	73,758	—	73,758
outstanding at March 31, 2010; and 73,731,361 shares
issued and outstanding at March 31, 2011.
Additional paid-in capital	36,868,554	—	36,868,554
Statutory reserve	956,633	—	956,633
Retained earnings	30,085,336	147,428	30,232,764
Accumulated other comprehensive income	2,041,293	—	2,041,293
Total stockholders’ equity	70,048,074	147,428	70,195,502
Total liabilities and stockholders’ equity	$95,304,338	$(23,195,331)	$72,109,007

China YCT International Group, Inc.

Consolidated Income Statement

	Year Ended March 31, 2011
	As Previously Reported	Adjustments	As Restated

Sales Revenue	$33,465,334	$—	$33,465,334
Cost of Goods Sold	16,181,183	—	16,181,183
Gross Profit	17,284,151	—	17,284,151

Selling Expenses	2,649,477	—	2,649,477
G&A Expense	948,597	(196,571)	752,026
R&D Expenses	280,385	—	280,385
Total expense	3,878,459	(196,571)	3,681,888
Income from operation	13,405,692	196,571	13,602,263
Interest Income (Expense)	22,769	—	22,769
Other income (Expense)	—	—	—
Profit before tax	13,428,461	196,571	13,625,032
Income tax	3,361,122	49,143	3,410,265

Net income	10,067,339	147,428	10,214,767
Other comprehensive income
Foreign currency translation adjustment	1,329,603	—	1,329,603
Comprehensive income	11,396,942	147,428	11,544,370

Basic and diluted income per common
share
Basic and Diluted	$0.282	$0.004	$0.286

Weighted average number of common
shares outstanding
Basic and Diluted	35,762,801	35,762,801	35,762,801

China YCT International Group, Inc.

Consolidated Statement of Cash Flows

	Year Ended March 31, 2011
	As Previously Reported	Adjustments	As Restated
Cash Flows From Operating Activities:
Net income	$10,067,340	$147,428	$10,214,768
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,045,102	(196,571)	848,531
Issue of common shares as compensation	19,760	—	19,760
Changes in operating assets and liabilities:
Inventory	265,672	—	265,672
Advance to suppliers
Other receivable from related parties
Accounts payable	(2,299,928)	—	(2,299,928)
Taxes payable	430,704	49,143	479,847
Accrued expenses and other payables	(37,621)	—	(37,621)

Net cash provided by (used in) operating activities	9,491,029	—	9,491,029

Cash flows from investing activities:
Addition to plant and equipment	(5,217,486)	—	(5,217,486)
Reduction of construction in progress	4,416,476	—	4,416,476
Investment in Intagible Assets	7,870	—	7,870
Prepayment for acquisition of patent	(15,602,258)	—	(15,602,258)

Net cash provided by (used in) investing activities	(16,395,398)	—	(16,395,398)

Effect of exchange rate changes on cash and cash equivalents	1,039,240	—	1,039,240

Net increase (decrease) in cash and cash equivalents	(5,865,129)	—	(5,865,129)

Cash and cash equivalents at beginning of period	11,911,933	—	11,911,933

Cash and cash equivalents at ending of period	$6,046,804	$—	$6,046,804

NOTE 4 – PREPAID ACCOUNTS

The prepaid account in the amount of $15,602,258 is a cash payment to a Chinese research company for the acquisition of a patent.  As of March 31, 2011, the patent had not been transferred to the Company due to the incompletion of the required transferring paper work.  When the Company obtains the title of the patent, the prepayment will be reclassified to a patent.

NOTE 5 - INVENTORY

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

NOTE 6 – PLANT, PROPERTY AND EQUIPMENT, NET

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

NOTE 7 – CONSTRUCTION IN PROGRESS

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

NOTE 8 - MAJOR CUSTOMER AND VENDOR

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

NOTE 9 - INTANGIBLE ASSETS, NET

The intangible assets of the Company consist of land use right and purchased patents.

Net land use right and purchased patents were as follows:

	Amortization	As of
	Period	March 31, 2011	March 31, 2010
		(Restated)
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

The increase of the book value of Patent 1 in the amount of $277,402 resulted from the foreign exchange gain due to currency exchange rate fluctuations. The book value of the patent was $7,016,045 and $6,738,643 at March 31, 2011 and 2010, respectively. The RMB verses USD$ exchange rates was changed to 6.5564 at December 31, 2011 from 6.8263 at March 31, 2010. The difference is calculated as follows:

Patent 1 USD $7,016,045 at March 31, 2011 = RMB ¥46M / FX Rate 6.5564

Patent 1 USD $6,738,643 at March 31, 2010 = RMB ¥46M / FX Rate 6.8263

Difference in USD $277,402 = USD $7,016,045 at March 31, 2011 − USD $6,738,643 at March 31, 2010.

NOTE 10 - TAX PAYABLE

Tax payable at March 31, 2011 and 2010 were as follows:

	As of
	March 31, 2011	March 31, 2010
	(Restated)
Corporate Income Tax	$1,190,436	$993,804
Value-Added Tax	489,962	194,715
Other Tax & Fees	3,546	15,577

Total Tax Payable	$1,683,944	$1,204,097

NOTE 11 - INCOME TAXES

US Income Tax:

China YCT International, Inc. is the parent company of Shandong Spring Pharmaceutical Co., Ltd and does not have any operating activities. Shandong Spring Pharmaceutical Co., Ltd is registered and operates in China; therefore, it is a foreign subsidiary of China YCT International Inc. The financial results of the Shandong Spring Pharmaceutical Co. Ltd are consolidated with China YCT International, Inc. For the year ended March 31, 2011, the operating subsidiary in China had net income of $10.2 million and the Company’s accumulated earnings at March 31, 2011 was $30.2 million.

According to US tax law, these earnings will be subject to US corporate tax if they are repatriated to the US parent company through either a dividend or other income paid to the controlling US parent. Per ASC 740-30-25-3, although the earnings of the foreign subsidiary are not currently repatriated to the US parent company, it shall be presumed that all undistributed earnings of a subsidiary will be transferred to the parent entity. Accordingly, the undistributed earnings of a subsidiary included in consolidated income shall be accounted for as a temporary difference.

However, ASC 740-30-25-3 and ASC 740-30-25-18 also indicate certain exceptions to these rules.. Under ASC 740-30-25-3 and ASC 740-30-25-18, the temporary difference will not be recognized if an excess of the amount for financial reporting over the tax basis of an investment in a foreign subsidiary is essentially permanent in duration.

The Company determined that the earnings will not be repatriated to US parent company and will be permanently invested in Shandong Spring Pharmaceutical Co. Ltd based on the following reasons:

•	The Company hasn’t historically distributed any dividends since its inception.

•	The Company has a plant expansion plan for its Hualiyuan production line and a new drug that they will get a permit to produce beginning with next year; and this plant expansion will take several years to be accomplished.

•	The Company plans to acquire new patents and use rights in the next few years; therefore, the Company needs funding for these projects.

With all these commitments, the earnings of the foreign subsidiary will be not repatriated to the US parent company and will be invested indefinitely in Shandong Spring Pharmaceutical Co., Ltd. Therefore, we do not recognize the temporary difference and the deferred tax liability for the year ended March 31, 2011.

If the circumstance change and the company needs to recognize the temporary difference and the deferred tax liability, the deferred tax liability to the US corporate tax would be the income subjected to the US tax rate minus the Foreign Tax Credits.

ASC 740-30-50-2c requires the disclosure of the amount of the unrecognized deferred tax liability for temporary differences related to investments in foreign subsidiaries that are essentially permanent in duration if a determination of that liability is practicable or a statement that such determination is not practicable. In our case, the determination is not practicable as we cannot determine the amount of the income which will be subjected to the US tax.

As mentioned above, China YCT International, Inc. is a holding company of Shandong Spring Pharmaceutical Co., Ltd and does not have any operating activities. Although the contract for the acquisition of the US patent was executed by the holding company, in substance, the patent was acquired and is used by the Company’s operating entity in China. For the same reason, the amortization of the patent was a deduction for the Chinese operating entity..

China Income Tax:

Shandong Spring Pharmaceutical Co., Ltd is subject to the Enterprise income tax (“EIT”) at a statutory rate of 25%. For the years ended March 31, 2011 and 2010, Shandong Spring Pharmaceutical Co., Ltd. recorded Chinese income tax provisions of $3,410,265 and $3,216,742, respectively.

NOTE 12 - STOCKHOLDERS’ EQUITY

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

