Form 10-Q/A
period 2011-06-30
China YCT International Group, Inc.
filed 2012-07-06
CIK 847464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 3

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

EXPLANATORY NOTE – AMENDMENT

The Form 10Q/A is being amended to restate our previously issued financial statements for the quarter ended June 30, 2011. On February 28, 2011, we acquired a United States patent which was accounted for as an acquisition of an asset. However, we recognized the contingent considerations that would be accounted for under the acquisition of a business. Therefore, we overstated the fair value of the patent. We restated our financial statements to correct this error. The changes in the financial statements at June 30, 2011 include, but are not limited to, a decrease in the amount recorded for net intangible assets by $22,761,679 a decrease in the amount recorded as a contingent liability by $23,391,902, and a reduction of $471,770 in retained earnings. We have also provided additional explanation as to (i) the intended purposes of the patent, (ii) the lack of accounts receivable as of June 30, 2011 and (iii) the lack of effectiveness of our internal controls and procedures at June 30, 2011.

CHINA YCT INTERNATIONAL GROUP, INC.

FORM 10-Q/A

 QUARTERLY PERIOD ENDED JUNE 30, 2011

INDEX

Item 1. Financial Statement

CHINA YCT INTERNATIONAL GROUP, INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)

Table of Contents

Page

Consolidated Balance Sheets as of June 30, 2011 (Unaudited) and March 31, 2011	4

Consolidated Statements of Income for the three months ended June 30, 2011 and 2010 (Unaudited)	5

Consolidated Statements of Cash Flows for the three months ended June 30, 2011 and 2010 (Unaudited)	7

Notes to Consolidated Financial Statement (Unaudited)	8-19

CHINA YCT INTERNATIONAL GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEET RESTATED, June 30, 2011 & March 31, 2011

	UNIT: USD$
	June 30, 2011	March 31, 2011
	(Unaudited)	(Audited)
	(Restated)	(Restated)
Assets
Current assets:
Cash and cash equivalent	$16,316,460	$6,046,804
Prepaid accounts	5,551,348	15,602,258
Inventory	1,635,250	59,183
Total current assets	23,503,058	21,708,245
Plant, property and equipment, net	9,677,789	9,629,558
Construction in progress	213,956	211,189
Intangible assets, net	39,375,325	40,560,015
Total assets	72,770,128	72,109,007

Liabilities and Stockholders’ Equity (Deficit)
Liabilities:
Current liabilities:
Accounts payable	209,871	0
Tax payable	597,391	1,683,944
Other payable	113,937	229,561
Total current liabilities	921,199	1,913,505
Contingency	0	0
Total liabilities	921,199	1,913,505

Stockholders’ Equity
Preferred stock, par value $500.00 per share; 45 shares authorized and issued at September 30, 2010 and March 31, 2010	22,500	22,500
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 73,780,610 and 73,758,388 shares issued and outstanding at June 30, 2011 and March 31, 2011, respectively	73,780	73,758
Additional paid-in capital	36,879,643	36,868,554
Statutory reserve	956,633	956,633
Retained earnings	31,457,805	30,232,764
Accumulated other comprehensive income	2,458,568	2,041,293
Total stockholders’ equity	71,848,929	70,195,502
Total liabilities and stockholders’ equity	$72,770,128	$72,109,007

Notes to Financial Statements is attached.

CHINA YCT INTERNATIONAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
RESTATED, For The Three Months Ended June 30, 2011

(Unaudited)

	UNIT: USD$
	FOR THE THREE MONTHS ENDED
	June 30, 2011	June 30, 2010
	(Restated)
Sales Revenue	$7,944,264	$5,661,519
Cost of Goods Sold	3,582,345	3,061,321
Gross Profit	4,361,919	2,600,198

Selling Expenses	1,179,552	502,713
G&A Expense	1,408,820	294,536
R&D Expenses	193,518	60,338
Total expense	2,781,890	857,587
Income from operation	1,580,029	1,742,611
Interest income (Expense)	-41	-
Other income (Expense)	68,215	-
Profit before tax	1,648,203	1,742,611
Income tax	412,051	459,298

Net income	1,236,152	1,283,313
Other comprehensive income
Foreign currency translation adjustment	417,275	144,853
Comprehensive income	$1,653,427	$1 ,428,166

Basic and diluted income per common share
Basic and Diluted	0.02	0.04

Weighted average number of common shares outstanding
Basic and Diluted	73,780,610	29,471,503

Notes to Financial Statements is attached.

CHINA YCT INTERNATIONAL GROUP, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDER EQUITY

									UNIT: USD$
CHINA YCT INTERNATIONAL GROUP, INC.	Preferred Stock Series A		Common shares		Additional paid	Statutory	Accumulated	Retained
	Shares	Amount	Shares	Amount	in capital	Reserve	OCI	Earnings	Total

Balance - March 31, 2011 (Restated)	45	$22,500	73,758,388	$73,758	$36,868,554	$956,633	$2,041,293	$30,232,764	$70,195,502
Net income for the quarter (Restated)								1,236,152	1,236,152
Issuance of common shares to independent directors			22,222	22	11,089			(11,111)	0
Foreign currency translation adjustment (Restated)							417,275		417,275
Balance - June 30, 2011 (Restated)	45	$22,500	73,780,610	$73,780	$36,879,643	$956,633	$2,458,568	$31,457,805	$71,848,929

Notes to Financial Statements is attached.

CHINA YCT INTERNATIONAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW

RESTATED, Three Month Ended June 30, 2011

(Unaudited)

	UNIT: USD$
	THREE MONTHS ENDED
	June 30, 2011	June 30, 2010
	(Restated)
Cash Flows From Operating Activities:
Net income	$1,236,152	$1,283,313
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,050,602	147,414
Issue of common shares as compensation		19,760
Changes in operating assets and liabilities:
Inventory	(1,576,067)	71,837
Accounts payable	209,871	(2,299,928)
Taxes payable	(646,397)	(478,039)
Accrued expenses and other payables	(115,624)	42,292

Net cash provided by (used in) operating activities	1,158,537	(1,213,351)

Cash flows from investing activities:
Addition to plant and equipment	(77,596)	(52,618)
Prepayment to a third party vendor for acquisition of patent	10,030,688	(7,355,192)

Net cash provided by (used in) investing activities	9,953,092	(7,407,810)

Effect of exchange rate changes on cash and cash equivalents	(841,973)	101,975

Net increase (decrease) in cash and cash equivalents	10,269,655	(8,519,186)

Cash and cash equivalents at beginning of period	6,046,804	11,911,933

Cash and cash equivalents at ending of period	$16,316,460	$3,392,747

Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	81	0
Income taxes	$1,936,972	$1,231,593
Non-cash financing activities:
Stock issued for services	22,222	14,970

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

NOTE 3 - RESTATEMENT OF FINANCIAL STATEMENTS

On April 4, 2012, the Audit Committee of the Board of Directors, based on discussions with management, concluded that the Company would restate its consolidated financial statements for the quarter ended June 30, 2011 in conjuction with the restatement of the financial statements for the year ended March 31, 2011 to correct the following errors:

•	On February 28, 2011, we acquired a US patent which was accounted for as an acquisition of an asset. However, we recognized as part of the patent’s value the contingent consideration in the form of additional common stock that could be issued to the seller of the patent. Therefore, we overstated the fair value of the patent as recorded as the value for our intangible assets on the balance sheets since the year ended March 31, 2011. As a result, we adjusted the value of the intangible assets to reduce the value of the intangible asset by $22,761,679 at June 30, 2011; we made adjustment to reduce the contingent liability associated with the unissued shares by $23,391,902 at June 30, 2011;

•	We did not accrue the amortization expense for the acquired US patent for the three month ended June 30, 2011 due to the uncertainty about continuing the contract. Therefore, we made an adjustment to increase by $825,597 the amortization expense and accumulated amortization for the US patent based on its restated value. We also made an adjustment to decrease by $157,256 the income tax based on the restated net income.

The effect of the adjustments on the consolidated statement of operations for the three months ended June 30, 2011 is to decrease net income attributable to common shares by $619,198. The effect of the adjustments on net income per common share from operations for the three months ended June 30, 2011 is a $0.01 decrease in net income per common share.

China YCT International Group, Inc.

Consolidated Balance Sheet

	June 30, 2011
	As Previously Reported	Adjustments	As Restated
Assets
Current assets:
Cash and cash equivalent	$16,316,460	$-	$16,316,460
Prepaid accounts	5,551,348	-	5,551,348
Inventory	1,635,250	-	1,635,250
Total current assets	23,503,058	-	23,503,058
Plant, property and equipment, net	9,677,789	-	9,677,789
Construction in progress	213,956	-	213,956
Intangible assets, net	62,137,004	(22,761,679)	39,375,325
Total assets	95,531,808	(22,761,679)	72,770,128

Liabilities and Stockholders’ Equity (Deficit)
Liabilities:
Current liabilities:
Accounts payable	209,871	-	209,871
Tax payable	754,647	(157,256)	597,391
Other payable	113,937	-	113,937
Total current liabilities	1,078,454	(157,255)	921,199
Contingency	23,391,902	(23,391,902)	-
Total liabilities	24,470,356	(23,549,157)	921,199

Stockholders’ equity
Preferred stock, par value $500.00 per share; 45 shares authorized and issued at September 30, 2010 and March 31, 2010	22,500	-	22,500
Common stock, par value $0.001 per share; 100,000,000 shares authorized, 29,461,304 shares issued and outstanding at March 31, 2010; and 73,731,361 shares issued and outstanding at March 31, 2011.	73,780	-	73,780
Additional paid-in capital	36,879,643	-	36,879,643
Statutory reserve	956,633	-	956,633
Retained earnings	31,929,575	(471,770)	31,457,805
Accumulated other comprehensive income	1,199,321	1,259,247	2,458,568
Total stockholders’ equity	71,061,452	787,477	71,848,929
Total liabilities and stockholders’ equity	$95,531,808	$(22,761,680)	$72,770,128

China YCT International Group, Inc.

Consolidated Income Statement

	Three Months Ended June 30, 2011
	As Previously Reported	Adjustments	As Restated
Sales Revenue	$7,944,264	$-	$7,944,264
Cost of Goods Sold	3,582,345	-	3,582,345
Gross Profit	4,361,919	-	4,361,919

Selling Expenses	1,179,552	-	1,179,552
G&A Expense	583,223	825,597	1,408,820
R&D Expenses	193,518	-	193,518
Total expense	1,956,293	825,597	2,781,890
Income from operation	2,405,626	(825,597)	1,580,029
Interest Income (Expense)	(41)	-	(41)
Other income (Expense)	68,215	-	68,215
Profit before tax	2,473,800	(825,597)	1,648,203
Income tax	618,450	(206,399)	412,051

Net income	1,855,350	(619,198)	1,236,152
Other comprehensive income
Foreign currency translation adjustment	(841,973)	1,259,248	417,275
Comprehensive income	1 ,013,377	640,050	1,653,427

Basic and diluted income per common share
Basic and Diluted	$0.03	$(0.01)	$0.02

Weighted average number of common shares outstanding
Basic and Diluted	73,780,610	73,780,610	73,780,610

China YCT International Group, Inc.

Consolidated Statement of Cash Flows

	Three Months Ended June 30, 2011
	As Previously Reported	Adjustments	As Restated
Cash Flows From Operating Activities:
Net income	$1,855,350	$(619,198)	$1,236,152
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,225,006	825,596	2,050,602
Issue of common shares as compensation	-	-	-
Changes in operating assets and liabilities:
Inventory	(1,576,067)	-	(1,576,067)
Advance to suppliers
Other receivable from related parties	-	-	-
Accounts payable	209,871	-	209,871
Taxes payable	(439,998)	(206,399)	(646,397)
Accrued expenses and other payables	(115,624)	-	(115,624)

Net cash provided by (used in) operating activities	1,158,538	(1)	1,158,537

Cash flows from investing activities:
Addition to plant and equipment	(77,596)	-	(77,596)
Reduction of construction in progress	-	-	-
Investment in Intagible Assets	-	-	-
Prepayment for acquisition of patent	10,030,688	-	10,030,688

Net cash provided by (used in) investing activities	9,953,092	-	9,953,092

Effect of exchange rate changes on cash and cash equivalents	(841,973)	-	(841,973)

Net increase (decrease) in cash and cash equivalents	10,269,657	(1)	10,269,656

Cash and cash equivalents at beginning of period	6,046,804	-	6,046,804

Cash and cash equivalents at ending of period	$16,316,460	$-	$16,316,460

NOTE 4 – PREPAID ACCOUNTS

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

The components of inventories as of June 30, 2011 and March 31, 2011 were as follows:

	Period Ended
	June 30, 2011	March 31, 2011
Raw materials	$854,854	$8,699
Work-in-progress	212,846	27,225
Finished goods	567,550	23,259
Total Inventories	$1,635,250	$59,183

NOTE 6 – PLANT, PROPERTY AND EQUIPMENT, NET

The components of property and equipment as of June 30, 2011 and March 31, 2011 were as follows:

	Period Ended
	June 30, 2011	March 31, 2011
Machinery & Equipment	$512,191	$516,935
Furniture & Fixture	129,405	96,156
Building	9,632,593	9,685,212
Subtotal	10,474,188	10,298,303
Less: Accumulated Depreciation	(796, 399)	(668,745)
Total plant, property and equipment, net	$9,677,789	$9,629,558

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

Shandong Kangyuan	3,329,167
Shandong YCT	1,445,213
Total	$4,774,381

NOTE 9 - INTANGIBLE ASSETS, NET

The intangible assets of the Company consist of land use right and purchased patents.

Net land use right and purchased patents were as follows:

	Amortization	As of
	Period	June 30, 2011	March 31, 2011
		(Restated)	(Restated)
Land use right	50 years	1,547,801	1,547,801
Less: Accumulated amortization		(149,626)	(139,821)
Land use right, net		1,398,175	1,407,980
Patent 1	16.5 years	7,016,042	7,016,045
Patent (U.S. No. 6,475,531 B1)	119 months	32,748,665	32,748,665
Less: Accumulated amortization		(1,787,557)	(612,674)
Patents, net		$37,977,150	$39,152,036

The amortization expense of land use right for the three months ended June 30, 2011 and 2010 was $9,805 and $8,141, respectively.

The amortization expense of the patents for the three months ended June 30, 2011 and 2010 was $1,174,887 and $84,819, respectively.

NOTE 10 - TAX PAYABLE

Tax payable at June 30, 2011 and March 31, 2011 were as follows:

	As of
	June 31, 2011	March 31, 2011
	(Restated)	(Restated)
Corporate Income Tax	$514,240	$1,190,436
Value-Added Tax	85,160	489,962
Other Tax & Fees	(2,009)	3,546

Total Tax Payable	$597,391	$1,683,944

NOTE 11 - INCOME TAXES

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
	(Restated)
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

Date: July 6, 2012
/s/ Yan Tinghe
Yan Tinghe Chief Executive Officer
(Principal Executive Officer)

/s/ Li Chuanmin
Li Chuanmin Chief Financial Officer
(Principal Financial Officer)

