Form 10-Q/A
period 2011-09-30
China YCT International Group, Inc.
filed 2012-07-06
CIK 847464

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

CHINA YCT INTERNATIONAL GROUP, INC.

FORM 10-Q/A

 QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

INDEX

Item 1. Financial Statement

CHINA YCT INTERNATIONAL GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

Table of Contents

Page

Consolidated Balance Sheets as of September 30, 2011 (Unaudited) and March 31, 2011	4

Consolidated Statements of Income for the three and six months ended September 30, 2011 and 2010 (Unaudited)	5

Consolidated Statement of Stockholder Equity as of September 30, 2011 (Unaudited) and March 31, 2011	6

Consolidated Statements of Cash Flows for the six months ended September 30, 2011 and 2010 (Unaudited)	7

Notes to Consolidated Financial Statement (Unaudited)	8-15

CHINA YCT INTERNATIONAL GROUP, INC.

CONSOLIDATED BALANCE SHEET

RESTATED, September 30, 2011 & March 31, 2011

	September 30, 2011 (Unaudited)	UNIT: USD$ March 31, 2011 Audited
	(Restated)	(Restated)
Assets
Current assets:
Cash and cash equivalent	$19,697,004	$6,046,804
Prepaid accounts	5,653,292	15,602,258
Inventory	1,804,397	59,183
Total current assets	27,154,693	21,708,245
Plant, property and equipment, net	9,800,061	9,629,558
Construction in progress	217,885	211,189
Intangible assets, net	41,409,705	40,560,015
Total assets	78,582,344	72,109,007

Liabilities and Stockholders’ Equity (Deficit)
Liabilities:
Current liabilities:
Tax payable	1,130,883	1,683,944
Other payable	2,882,021	229,561
Total current liabiliites	4,012,904	1,913,505
Contingent Liability	0	0
Total liabilities	4,012,904	1,913,505
Stockholders’ Equity
Preferred stock, par value $500.00 per share; 45 shares authorized and issued at September 30, 2010 and March 31, 2010	22,500	22,500
Common stock, par value $0.001 per share; 73,780,610 and 73,758,388 shares authorized and issued at September 30, 2011 and March 31, 2011, respectively.	73,780	73,758
Additional paid-in capital	36,879,643	36,868,554
Statutory reserve	956,633	956,633
Retained earnings	33,734,831	30,232,764
Accumulated other comprehensive income	2,902,053	2,041,293
Total stockholders’ equity	74,569,440	70,195,502
Total liabilities and stockholders’ equity	$78,582,344	$72,109,007

Notes to Financial Statements is attached.

CHINA YCT INTERNATIONAL GROUP, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

 RESTATED, For The Three Months Ended & For The Six Months Ended September 30, 2011

(Unaudited)

	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(Restated)		(Restated)
Sales Revenue	$8,421,007	$5,752,798	$16,365,271	$11,414,317
Cost of Goods Sold	3,599,224	3,114,136	7,181,569	6,175,456
Gross Profit	4,821,783	2,638,662	9,183,702	5,238,861
Selling Expenses	612,003	430,682	1,791,555	933,395
G&A Expense	1,049,403	288,304	2,458,223	502,914
R&D Expenses	200,303	61,651	393,821	121,989
Total expense	1,861,709	780,637	4,643,599	1,558,298
Income from operation	2,960,074	1,858,025	4,540,103	3,680,563
Interest income (Expense)	75,961	-	144,135	-
Profit before tax	3,036,036	1,858,025	4,684,238	3,680,563
Income tax	759,009	484,502	1,171,060	943,800

Net income	2,277,026	1,373,523	3,513,178	2,736,763
Other comprehensive income
Foreign currency translation adjustment	443,485	391,336	848,649	536,189
Comprehensive income	$2,720,511	$1,764,859	$4,362,827	$3,272,952
Basic and diluted income per common share
Basic and Diluted	$0.03	$0.05	$0.05	$0.09
Weighted average number of common shares outstanding
Basic and Diluted	73,780,610	29,471,503	73,780,610	29,473,902

Notes to Financial Statements is attached.

CHINA YCT INTERNATIONAL GROUP, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDER EQUITY

								UNIT: USD$
	Preferred Stock Series A		Common shares		Additional paid in	Statutory	Accumulated	Retained
	Shares	Amount	Shares	Amount	capital	Reserve	OCI	Earnings	Total
Balance - March 31, 2011 (Restated)	45	22,500	73,758,388	73,758	36,868,554	956,633	2,041,293	30,232,764	70,195,502
Issuance of common shares to independent directors			22,222	22	11,089			-11,111	0
Net income for the quarter (Restated)								1,236,152	1,236,152
Foreign currency translation adjustment (Restated)							417,275		417,275
Balance - June 30, 2011	45	$22,500	73,780,610	$73,780	$36,879,643	$956,633	$2,458,568	$31,457,805	$71,848,929
Net income for the quarter								2,277,026	2,277,026
Foreign currency translation adjustment (Restated)							443,485		443,485
Balance - September 30, 2011 (Restated)	45	$22,500	73,780,610	$73,780	$36,879,643	$956,633	$2,902,053	$33,734,831	$74,569,440

Notes to Financial Statements is attached.

CHINA YCT INTERNATIONAL GROUP, INC.

CONSOLIDATED STATEMENT OF CASH FLOW

RESTATED, Six Month Ended September 30, 2011

(Unaudited)

		UNIT: USD$
	SIX MONTH ENDED
	September 30, 2011	September 30, 2010
	(Restated)
Cash Flows From Operating Activities:
Net income	$3,513,178	$2,683,871
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,257,176	304,005
Issue of common shares as compensation	-	19,760
Changes in operating assets and liabilities:
Inventory	(1,745,214)	287,192
Accounts payable		(2,299,928)
Taxes payable	(699,196)	(183,003)
Accrued expenses and other payables	(113,352)	42,668

Net cash provided by (used in) operating activities	3,212,592	854,565
Cash flows from investing activities:
Addition to plant and equipment	-	(188,590)
Prepayment to a third party vendor for acquisition of patent	9,948,966	(7,437,187)
Net cash provided by (used in) investing activities	9,948,966	(7,625,777)
Effect of exchange rate changes on cash and cash equivalents	488,642	435,404
Net increase (decrease) in cash and cash equivalents	13,650,200	(6,335,808)
Cash and cash equivalents at beginning of period	6,046,804	11,911,933
Cash and cash equivalents at ending of period	19,697,004	5,576,125
Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Income taxes	$1,355,915	$1,697,382

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

Revenue recognition

The Company’s revenue recognition policies are in compliance with Staff Accounting Bulletin (“SAB”) 104, included in the Codification as ASC 605—Revenue Recognition. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are recorded as customer deposits.

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

NOTE 3 – RESTATEMENT OF FINANCIAL STATEMENTS

On April 4, 2012, the Audit Committee of the Board of Directors, based on discussions with management, concluded that the Company would restate its consolidated financial statements for the quarter ended September 30, 2011 in conjunction with the restatement of the financial statements for the year ended March 31, 2011 to correct the following errors:

On February 28, 2011, we acquired a US patent which was accounted for as an acquisition of an asset. However, we recognized as part of the patent’s value the contingent consideration in the form of additional common stock that could be issued to the seller of the patent. Therefore, we overstated the fair value of the patent as recorded as the value for our intangible assets on the balance sheets since the year ended March 31, 2011. As a result, we adjusted the value of the intangible assets to reduce the value of the net intangible asset by $19,415,324 at September 30, 2011; we made an adjustment to reduce the contingent liability associated with the unissued shares by $23,391,902 at September 30, 2011; we adjusted our amortization expense for the US patent based on its restated value by a decreased amount of $553,057 for the quarter ended September 30, 2011; we also made an adjustment to recognize $2,765,992 for the issuance of additional 11,063,968 shares by the increase in the value of the patent and the increase in the other liability.

We reversed $1,415,308 amortization expense recorded during the six month ended September 30, 2011. During the three month period ended June 30, 2011, we did not accrue any amortization expense for the US patent due to the uncertainty about the US patent contract. Therefore, during the six month period ended September 30, 2011, we made an adjustment to accrue $1,415,308 of amortization expense for the three month period ended June 30, 2011. Because we have restated the amortization expense for the three month period ended June 30, 2011, we need to reverse this entry to reflect the correct amount of the amortization and accumulated amortization for the US patent.

We also adjusted income tax by an increase of $285,693 of income tax based on the restated net income for the six month ended September 30, 2011.

The effect of the adjustments on the consolidated statement of operations for the six months ended September 30, 2011 is to decrease net income attributable to common shares by $857,075. The effect of the adjustments on net income per common share from operations for the six month period ended September 30, 2011 is a $0.02 increase in net income per common share.

China YCT International Group, Inc.

Consolidated Balance Sheet

	September 30, 2011
	As Previously
	Reported	Adjustments	As Restated
Assets
Current assets:
Cash and cash equivalent	$19,697,004	$-	$19,697,004
Prepaid accounts	5,653,292	-	5,653,292
Inventory	1,804,397		1,804,397
Total current assets	27,154,693	-	27,154,693
Plant, property and equipment, net	9,800,061	-	9,800,061
Construction in progress	217,885	-	217,885
Intangible assets, net	60,825,029	(19,415,324)	41,409,705
Total assets	97,997,668	(19,415,324)	78,582,344

Liabilities and Stockholders’ Equity (Deficit)
Liabilities:
Current liabilities:
Accounts payable
Tax payable	1,149,874	(18,991)	1,130,883
Other payable	116,029	2,765,992	2,882,021
Total current liabilities	1,265,903	2,747,001	4,012,904
Contingency	23,391,902	(23,391,902)	-
Total liabilities	24,657,805	(20,644,901)	4,012,904

Stockholders’ equity
Preferred stock, par value $500.00 per share; 45 shares authorized and issued at September 30, 2010 and March 31, 2010	22,500	-	22,500
Common stock, par value $0.001 per share; 100,000,000 shares authorized, 29,461,304 shares issued and outstanding at March 31, 2010; and 73,731,361 shares issued and outstanding at March 31, 2011.	73,780	-	73,780
Additional paid-in capital	36,879,643	-	36,879,643
Statutory reserve	956,633	-	956,633
Retained earnings	32,730,327	1,004,504	33,734,831
Accumulated other comprehensive income	2,676,980	225,073	2,902,053
Total stockholders’ equity	73,339,863	1,229,577	74,569,440
Total liabilities and stockholders’ equity	$97,997,668	$(19,415,324)	$78,582,344

China YCT International Group, Inc.

Consolidated Income Statement

	Six Months Ended September 30, 2011
	As Previously
	Reported	Adjustments	As Restated
Sales Revenue	$16,365,271	$-	$16,365,271
Cost of Goods Sold	7,181,569	-	7,181,569
Gross Profit	9,183,702	-	9,183,702

Selling Expenses	1,791,555	-	1,791,555
G&A Expense	3,600,991	(1,142,768)	2,458,223
R&D Expenses	393,821		393,821
Total expense	5,786,367	(1,142,768)	4,643,599
Income from operation	3,397,335	1,142,768	4,540,103
Interest Income (Expense)	-	-	-
Other income (Expense)	144,135	-	144,135
Profit before tax	3,541,470	1,142,768	4,684,238
Income tax	885,367	285,693	1,171,060

Net income	2,656,103	857,075	3,513,178
Other comprehensive income
Foreign currency translation adjustment	635,687	212,962	848,649
Comprehensive income	3,291,790	1,070,037	4,361,827

Basic and diluted income per common share
Basic and Diluted	$0.04	$0.01	$0.05

Weighted average number of common shares outstanding
Basic and Diluted	73,780,610	73,780,610	73,780,610

China YCT International Group, Inc.

Consolidated Statement of Cash Flows

	Six Months Ended September 30, 2011
	As Previously
	Reported	Adjustments	As Restated
Cash Flows From Operating Activities:
Net income	$2,656,102	$857,076	$1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,399,944	(1,142,768)	2,257,176
Issue of common shares as compensation			0
Changes in operating assets and liabilities:
Inventory	(1,745,214)	-	(1,745,214)
Advance to suppliers
Other receivable from related parties	-	-	-
Accounts payable		-	-
Taxes payable	(484,927)	(214,269)	(699,196)
Accrued expenses and other payables	(113,352)	-	(113,352)

Net cash provided by (used in) operating activities	3,712,553	(499,961)	3,212,592

Cash flows from investing activities:
Addition to plant and equipment		-	-
Reduction of construction in progress	-	-	-
Investment in Intagible Assets	-	-	-
Prepayment for acquisition of patent	9,948,966	-	9,948,966

Net cash provided by (used in) investing activities	9,948,966	-	9,948,966

Effect of exchange rate changes on cash and cash equivalents	(11,319)	499,961	488,642

Net increase (decrease) in cash and cash equivalents	13,650,200	-	13,650,200

Cash and cash equivalents at beginning of period	6,046,804	-	6,046,804

Cash and cash equivalents at ending of period	$19,697,004	$-	$19,697,004

NOTE 4 – PREPAID ACCOUNTS

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

NOTE 5 – INVENTORY

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

NOTE 8 – MAJOR CUSTOMER AND VENDOR

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

NOTE 9 – INTANGIBLE ASSETS, NET

The intangible assets of the Company consist of land use right and purchased patents.

Net land use right and purchased patents were as follows:

		As of
	Amortization Period	September 30, 2011	March 31, 2011
		(Restated)	(Restated)
Land use right	50 years	1,547,801	1,547,801
Less: Accumulated amortization		(160,333)	(139,821)
Land use right, net		1,387,468	1,407,980
Patent 1	16.5 years	7,016,045	7,016,045
Less: Accumulated amortization Patent 1		(545,416)	(337,476)
Patent 1, net		6,470,629	6,678,569
Patent (U.S. No. 6,475,531 B1)	9.9 years	35,514,657	32,748,665
Less: Accumulated amortization for Patent (U.S. No. 6,475,531 B1)		(1,963,047)	(275,198)
Patent (U.S. No. 6,475,531 B1), net		33,551,610	32,473,467

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

NOTE 10 – TAX PAYABLE

Tax payable as of September 30, 2011 and March 31, 2011 were as follows:

	As of
	September 30, 2011	March 31, 2011
	(Restated)	(Restated)
Corporate Income Tax	$759,009	$1,190,436
Value-Added Tax	325,241	489,962
Other Tax & Fees	16,752	3,546

Total Tax Payable	$1,101,002	$1,683,944

NOTE 11 – INCOME TAXES

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

NOTE 12 – OTHER LIABILITY

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

NOTE 13 – SUBSEQUENT EVENT

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

Comparing Three Months Ended September 30, 2011 and 2010:

The following table sets forth information from our statements of operations for the three months ended September 30, 2011 and 2010, in dollars:

	Three Months Ended September 30,		$	%
	2011	2010	Change	Change	Notes
	(Restated)		(Restated)	(Restated)
Revenues	$8,421,007	5,752,798	2,668,209	46.4%

Cost of Sales	$(3,599,224)	(3,114,136)	(485,088)	15.6%
Gross Profit	4,821,783	2,638,662	2,183,121	82.7%
Operating Expenses	(1,861,709)	(780,637)	(1,081,072)	134.5%	1)

Operating Income	2,960,074	1,858,025	1,102,049	56.3%

Interest Income, net	75,961	-	75,961	100%

Income Tax Provision	759,009	484,502	260,247	54%

Net Income	2,277,026	1,373,523	903,503	65.8%

Comprehensive Income (Loss)	$2,720,511	1,764,859	955,652	54.1%

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

Comparing Six Months Ended September 30, 2011 and 2010:

The following table sets forth information from our statements of operations for the six months ended September 30, 2011 and 2010, in dollars:

	Six Months Ended September 30,		Change in	Change in
	2011	2010	Amount	%
	(Restated)		(Restated)	(Restated)
Revenues	$16,365,271	11,414,317	4,950,954	43.4%
Cost of Sales	(7,181,569)	(6,175,456)	(1,006,113)	16.3%
Gross Profit	9,183,702	5,238,861	3,944,841	75.3%

Operating Expenses	(4,643,599)	(1,558,298)	3,085,301	198%

Operating Income	4,540,103	3,680,563	859,540	23%

Interest Income, net	144,135	-	144,135	-%

Income Tax Provision	1,171,060	943,800	227,260	24%

Net Income	3,513,178	2,736,763	776,415	28%

Comprehensive Income	$4,362,827	3,272,952	1,089,875	33%

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

Liquidity and Capital Resources

Summary consolidated balance sheet data:

	As of
	September 30,	March 31,		Changes in
	2011	2011	%	Variance	Note
in US$, except for percentages	(Restated)	(Restated)	(Restated)	(Restated)
Cash and cash equivalents	19,697,004	6,046,804	13,605,200	225.7%
Prepaid accounts	5,653,292	15,602,258	(9,948,966)	(63.8)%	1)
Inventories	1,804,397	59,183	1,745,214	2948.8%	2)
Property, plant and equipment, net	9,800,061	9,629,558	170,503	1.8%
Construction in progress	217,885	211,189	6,696	3.2%
Intangible assets, net	41,409,705	40,560,015	849,690	2.1%	3)
Total assets	78,582,344	72,109,007	6,473,337	9.0%
Tax payable	1,130,883	1,683,944	(553,061)	(32.8)%	4)
Other payables	2,882,021	229,561	2,652,460	1155.4%
Total Current liabilities	4,012,904	1,913,505	2,099,399	109.7%
Total liabilities	4,012,904	1,913,505	2,099,399	109.7%
Total equity	74,569,440	70,195,502	4,373,938	6.2%

1)	In the six months ended September 30, 2011, the decrease in prepaid accounts of $9,948,966 was mainly as a result of refund from Jining Tianruitong Technology Development Limited Company.

2)	The increase in inventory of $1,745,214 was mainly due to the increased production of Huoliyuan Capsules which increased raw materials, work-in-progress, and finished goods at September 30, 2011.

3)	The increase in intangible assets of 849,690 was due to the recognition of the consideration of 11M shares to be issued upon the Company’s stock listed on OCTQB for the US patent. .

4)	The decrease in tax payable of $553,061 was primarily due to the decreased taxable income during the six months ended September 30, 2011 because of the significant amortization expense for the acquired US patent.

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

CHINA YCT INTERNATIONAL GROUP, LTD.

Date: July 6, 2012	By:	/s/ Yan Tinghe
Yan Tinghe Chief Executive Officer
(Principal Executive Officer)

/s/ Li Chuanmin
Li Chuanmin Chief Financial Officer
(Principal Financial Officer

