Form 10-Q/A
period 2011-12-31
China YCT International Group, Inc.
filed 2012-07-06
CIK 847464

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

EXPLANATORY NOTE – AMENDMENT

The Form 10QA is being amended to restate our previously issued financial statements for the nine months ended December 31, 2011. On February 28, 2011, we acquired a United States patent which was accounted for as an acquisition of an asset. However, we recognized the contingent considerations that would be accounted for under the acquisition of a business. Therefore, we overstated the fair value of the patent. We restated our financial statements to correct this error. The changes in the financial statements at December 31, 2011 include, but are not limited to, a decrease in the amount recorded for net intangible assets by $19,154,089, a decrease in the amount recorded as a contingent liability by $17,306,775, a reduction in the amortization attributed to the patent of $479,747, an increase in amount recorded as an other expense by $3,319,135, and an accumulative reduction of $1,954,822 in retained earnings. We have also provided additional explanation as to (i) the intended purposes of the patent, (ii) the lack of accounts receivable as of December 31, 2011, (iii) the lack of effectiveness of our internal controls and procedures at December 31, 2011 and (iv) additional disclosure regarding the tax treatment of the acquisition of the patent.

CHINA YCT INTERNATIONAL GROUP, INC.

FORM 10-Q/A

 QUARTERLY PERIOD ENDED DECEMBER 31, 2011

INDEX

Item 1. Financial Statement

CHINA YCT INTERNATIONAL GROUP, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 2011 AND 2010 (UNAUDITED)

Table of Contents

Page

Consolidated Balance Sheets as of December 31, 2011 (Unaudited) and March 31, 2011	4

Consolidated Statements of Income for the three months and nine months ended December 31, 2011 and 2010 (Unaudited)	5

Consolidated Statement of Stockholders’ Equity as of December 31, 2011 (Unaudited) and March 31, 2011	6

Consolidated Statements of Cash Flows for the nine months Ended December 31, 2011 and 2010 (Unaudited)	7

Notes to Consolidated Financial Statement (Unaudited)	8-18

CHINA YCT INTERNATIONAL GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

		UNIT: USD$
	December 31, 2011	March 31, 2011
	(Unaudited)	(Audited)
	(Restated)	(Restated)
Assets
Current assets:
Cash and cash equivalent	$18,443,850	$6,046,804
Prepaid accounts	67,627	15,602,258
Inventory	2,483,981	59,183
Other receivable from related parties	-	-
Total current assets	20,995,458	21,708,245
Plant, property and equipment, net	9,784,841	9,629,558
Construction in progress	219,752	211,189
Intangible assets, net	51,407,574	40,560,015
Total assets	82,407,625	72,109,007

Liabilities and Stockholders’ Equity (Deficit)
Liabilities:
Current liabilities:
Accounts payable	-	-
Tax payable	1,435,266	1,683,944
Other payable	4,519,903	229,561
Derivative liability	3,319,135	0
Total current liabilities	9,274,304	1,913,505

Stockholders’ Equity
Preferred stock, par value $500.00 per share; 45 shares authorized and issued at December 31, 2011 and March 31, 2011	22,500	22,500
Common stock, par value $0.001 per share; 1,000,000,000 shares authorized at December 31, 2011 and March 31, 2011; 73,780,610 and 73,758,388 shares issued at December 31, 2011 and March 31, 2011, respectively	73,780	73,758
Additional paid-in capital	36,879,643	36,868,554
Statutory reserve	956,633	956,633
Retained earnings	32,300,436	30,232,764
Accumulated other comprehensive income	2,900,329	2,041,293
Total stockholders’ equity	73,133,321	70,195,502
Total liabilities and stockholders’ equity	$82,407,625	$72,109,007

The accompanying notes are an integral part of the consolidated financial statements.

CHINA YCT INTERNATIONAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

				UNIT: USD$
	FOR THE THREE MONTHS		FOR THE NINE MONTHS
	ENDED		ENDED
	December 31,	December 31,	December 31,	December 31,
	2011	2010	2011	2010
	(Restated)		(Restated)
Sales Revenue	$10,112,489	$9,886,824	$26,477,760	$21,301,142
Cost of Goods Sold	4,712,730	4,613,157	11,894,299	10,788,613
Gross Profit	5,399,758	5,273,667	14,583,461	10,512,529

Selling Expenses	713,694	843,458	2,505,249	1,776,853
G&A Expense	1,570,674	352,096	4,028,897	855,011
R&D Expenses	183,693	111,221	577,514	233,210
Total expense	2,468,061	1,306,775	7,111,660	2,865,074
Income from operation	2,931,698	3,966,892	7,471,801	7,647,455
Interest income (Expense)	65,818	18,273	209,953	18,273
Other income (Expense)	(3,319,135)	580,211	(3,319,135)	580,211
Profit before tax	(321,619)	4,565,376	4,362,619	8,245,939
Income tax	1,112,777	1,141,919	2,283,837	2,085,719

Net income	(1,434,396)	3,423,457	2,078,782	6,160,220
Other comprehensive income
Foreign currency translation adjustment	(1,724)	510,647	847,925	2,199,600
Comprehensive income	$(1,436,120)	$3,934,104	$2,926,707	$8,359,820

Basic and diluted income per common share
Basic and Diluted	0.00	0.12	0.03	0.21

Weighted average number of common shares outstanding
Basic and Diluted	73,780,610	29,473,902	73,780,610	29,473,902

The accompanying notes are an integral part of the consolidated financial statements.

CHINA YCT INTERNATIONAL GROUP, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

									UNIT: USD$
CHINA YCT
INTERNATIONAL	Preferred Stock				Additional
GROUP, INC.	Series A		Common shares		paid in	Statutory	Accumulated	Retained
	Shares	Amount	Shares	Amount	Capital	Reserve	OCI	Earnings	Total

Balance - March 31, 2011 (Restated)	45	$22,500	73,758,388	$73,758	$36,868,554	$956,633	$2,041,293	$30,232,764	$70,195,502
Issuance of common shares to independent directors			22,222	22	11,089				11,111
Net income for the year (Restated)								1,236,152	1,236,152
Foreign currency translation adjustment (Restated)							417,275		417,275

Balance - June 30, 2011 (Restated)	45	$22,500	73,780,610	$73,780	$36,879,643	$956,633	$2,458,568	$31,457,805	$71,848,929
Net income for the year (Restated)								2,277,026	2,277,026
Foreign currency translation adjustment (Restated)							443,485		443,485

Balance - September 30, 2011 (Restated)	45	$22,500	73,780,610	$73,780	$36,879,643	$956,633	$2,902,053	$33,734,832	$74,569,441
Net income for the year								(1,434,396)	(1,434,396)
Foreign currency translation adjustment (Restated)							(1,724)		(1,724)

Balance - December 31, 2011 (Restated)	45	$22,500	73,780,610	$73,780	$36,879,643	$956,633	$2,900,329	$32,300,436	$73,133,321

The accompanying notes are an integral part of the consolidated financial statements.

CHINA YCT INTERNATIONAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW

(Unaudited)

		UNIT: USD$
	NINE MONTH ENDED
	December 31, 2011	December 31, 2010
	(Restated)
Cash Flows From Operating Activities:
Net income	2,078,782	$6,160,220
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,693,018	463,077
Issue of common shares as compensation	-	19,760
Changes in operating assets and liabilities:
Inventory	(2,424,798)	197,645
Advance to suppliers
Other receivable from related parties
Accounts payable	-	(2,299,928)
Customer deposit
Taxes payable	(248,678)	278,575
Accrued expenses and other payables	7,620,588	43,005

Net cash provided by (used in) operating activities	10,718,912	4,862,354

Cash flows from investing activities:
Addition to plant and equipment	(14,704,423)	(563,183)
Loan repaid from (provided to) related party		-
Prepayment/deposit to Jining Tianruitong for purchasing of drug patents	15,534,631	(15,354,102)

Net cash provided by (used in) investing activities	830,208	(15,917,285)

Effect of exchange rate changes on cash and cash equivalents	847,926	1,046,836

Net increase (decrease) in cash and cash equivalents	12,397,046	(10,008,095)

Cash and cash equivalents at beginning of period	6,046,804	11,911,933

Cash and cash equivalents at ending of period	18,443,850	$1,903,839

Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	-	-
Income taxes	2,178,687	$2,144,058

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

NOTE 3 - RESTATEMENT OF FINANCIAL STATEMENTS

On April 4, 2012, the Audit Committee of the Board of Directors, based on discussions with management, concluded that the Company would restate its consolidated financial statements for the quarter ended September 30, 2011 in conjunction with the restatement of the financial statements for the year ended March 31, 2011 to correct the following errors:

•	On February 28, 2011, we acquired a US patent which was accounted for as an acquisition of an asset. However, we recognized as part of the patent’s value the contingent consideration in the form of additional common stock that could be issued to the seller of the patent. Therefore, we overstated the fair value of the patent as recorded as the value for our intangible assets on the balance sheets since the year ended March 31, 2011. As a result, we adjusted the value of the intangible assets to reduce the value of the net intangible asset by $19,154,089 at December 31, 2011; we made an adjustment to reduce the contingent liability associated with the unissued shares by $23,391,902 at December 31, 2011; we adjusted our amortization expense for the US patent based on its restated value by a decreased amount of $1,622,515 for the nine month period ended December 31, 2011; we also made an adjustment to recognize $3,319,135 of derivative liability with an offsetting entry of other expense caused by an amended contract term of the US patent.

We also increased by $405,630 the income tax based on the restated net income for the nine month period ended December 31, 2011.

The effect of the adjustments on the consolidated statement of operations for the nine month period ended December 31, 2011 is to decrease net income attributable to common shares by $2,102,250. The effect of the adjustments on net income per common share from operations for the nine month period ended December 31, 2011 is a $0.03 decrease in net income per common share.

China YCT International Group, Inc.

Consolidated Balance Sheet

	December 31, 2011
	As Previously Reported	Adjustments	As Restated
Assets
Current assets:
Cash and cash equivalent	$18,443,850	$-	$18,443,850
Prepaid accounts	67,627	-	67,627
Inventory	2,483,981	-	2,483,981
Total current assets	20,995,458	-	20,995,458
Plant, property and equipment, net	9,784,841	-	9,784,841
Construction in progress	219,752	-	219,752
Intangible assets, net	70,561,663	(19,154,089)	51,407,574
Total assets	101,561,714	(19,154,089)	82,407,625

Liabilities and Stockholders’ Equity (Deficit)
Liabilities:
Current liabilities:
Accounts payable	-	-	-
Tax payable	1,334,321	100,945	1,435,266
Other payable	1,753,911	2,765,992	4,519,903
Total current liabilities	3,088,232	2,866,937	5,955,169
Contingency	23,391,902	(20,072,766)	3,319,136
Total liabilities	26,480,134	(17,205,829)	9,274,305

Stockholders’ equity
Preferred stock, par value $500.00 per share; 45 shares authorized and issued at September 30, 2010 and March 31, 2010	22,500	-	22,500
Common stock, par value $0.001 per share; 100,000,000 shares authorized, 29,461,304 shares issued and outstanding at March 31, 2010; and 73,731,361 shares issued and outstanding at March 31, 2011.	73,780	-	73,780
Additional paid-in capital	36,879,643	-	36,879,643
Statutory reserve	956,633	-	956,633
Retained earnings	34,255,258	(1,954,822)	32,300,436
Accumulated other comprehensive income	2,893,766	6,562	2,900,328
Total stockholders’ equity	75,081,580	(1,948,260)	73,133,320
Total liabilities and stockholders’ equity	$101,561,714	$(19,154,089)	$82,407,625

China YCT International Group, Inc.

Consolidated Income Statement

	Nine Months Ended December 31, 2011
	As Previously Reported	Adjustments	As Restated
Sales Revenue	$26,477,760	$-	$26,477,760
Cost of Goods Sold	11,894,299	-	11,894,299
Gross Profit	14,583,461	-	14,583,461

Selling Expenses	2,505,249	-	2,505,249
G&A Expense	5,651,412	(1,622,515)	4,028,897
R&D Expenses	577,514	-	577,514
Total expense	8,734,175	(1,622,515)	7,111,660
Income from operation	5,849,286	1,622,515	7,471,801
Interest Income (Expense)	209,953	-	209,953
Other income (Expense)	-	(3,319,135)	(3,319,135)
Profit before tax	6,059,239	(1,696,620)	4,362,619
Income tax	1,878,207	405,630	2,283,837

Net income	4,181,032	(2,102,250)	2,078,782
Other comprehensive income
Foreign currency translation adjustment	852,472	(4,547)	847,925
Comprehensive income	5,033,504	(2,106,797)	2,926,707

Basic and diluted income per common share
Basic and Diluted	$0.06	$(0.03)	$0.03

Weighted average number of common shares outstanding
Basic and Diluted	73,780,610	73,780,610	73,780,610

China YCT International Group, Inc.

Consolidated Statement of Cash Flows

	Nine Months Ended September 30, 2011
	As Previously Reported	Adjustments	As Restated
Cash Flows From Operating Activities:
Net income	$4,181,032	$(2,102,250)	$2,078,782
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,315,531	(1,622,513)	3,693,018
Issue of common shares as compensation	-	-	-
Changes in operating assets and liabilities:
Inventory	(2,424,798)	-	(2,424,798)
Advance to suppliers
Other receivable from related parties	-	-	-
Accounts payable		-	-
Taxes payable	(300,480)	51,802	(248,678)
Accrued expenses and other payables	1,524,351	6,096,237	7,620,588

Net cash provided by (used in) operating activities	8,295,636	2,423,276	10,718,912

Cash flows from investing activities:
Addition to plant and equipment	(511,491)	511,491	-
Reduction of construction in progress	-	-	-
Investment in Intagible Assets	-	(14,704,424)	(14,704,424)
Prepayment for acquisition of patent	4,107,691	11,426,940	15,534,631

Net cash provided by (used in) investing activities	3,596,200	(2,765,993)	830,207

Effect of exchange rate changes on cash and cash equivalents	505,210	342,716	847,926

Net increase (decrease) in cash and cash equivalents	12,397,046	-	12,397,046

Cash and cash equivalents at beginning of period	6,046,804	-	6,046,804

Cash and cash equivalents at ending of period	$18,443,850	$-	$18,443,850

NOTE 4 – PREPAID ACCOUNTS

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

NOTE 6 - PLANT, PROPERTY AND EQUIPMENT, NET

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

	For the nine months ended
	December 31, 2011
Name of vendor	Amount	%
Shandong Kangyuan	$5,506,197	46%
Shandong YCT	4,236,837	35%
Purchase from two largest suppliers	$9,743,034	81%

NOTE 9 - INTANGIBLE ASSETS, NET

The intangible assets of the Company consist of land use right and purchased patents.

Net land use right and purchased patent were as follows:

	Amortization	As of,
	Period	Dec 31, 2011	Mar 31, 2011
		(Restated)	(Restated)
Land use right	50 years	$1,547,801	$1,547,801
Less: Accumulated amortization		(169,677)	(139,821)
Land use right, net		1,378,124	1,407,980
Patent 1	16.5 years	7,016,045	7,016,045
Less: Accumulated amortization for Patent 1		(824,076)	(337,476)
Patent 1, net		6,191,969	6,678,569
Patents (non-US No. ZL200510045001.9)	13.75 years	9,839,864	-
Less: Accumulated amortization for Patent (non-US No. ZL200510045001.9)		(178,906)	-
Patent (non-US No. ZL200510045001.9), net		9,660,958	-
Patents (non-US No. ZL200710013301.8)	14.95 years	1,587,075	-
Less: Accumulated amortization for Patent (non-US No. ZL200710013301.8)		(26,600)	-
Patent (non-US No. ZL200710013301.8), net		1,560,475	-
Patent (U.S. No. 6,475,531 B1)	9.9 years	35,514,657	32,748,665
Less: Accumulated amortization for Patent (U.S. No. 6,475,531 B1)		(2,898,608)	(275,199)
Patent (U.S. No. 6,475,531 B1), net		32,616,049	32,473,466
Intangible assets, net		$51,407,575	$40,560,015

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

NOTE 10 - TAX PAYABLE

Tax payable at December 31, 2011 and March 31, 2011 were as follows:

	As of
	December 31, 2011	March 31, 2011
	(Restated)	(Restated)
Corporate Income Tax	$1,099,997	$1,190,436
Value-Added Tax	310,431	489,962
Other Tax & Fees	24,838	3,546

Total Tax Payable	$1,435,266	$1,683,944

NOTE 11 - INCOME TAXES

Shandong Spring Pharmaceutical Co., Ltd is subject to the Enterprise income tax (“EIT”) at a statutory rate of 25%.

The expense associated with the recognition of a contingent obligation under ASC 480-10-25-8, is not tax deductible in China. Therefore, the tax difference in the amount of $829,784 ($3,319,135 x 25% tax rate) caused by expense recognized in the financial report of the Chinese operating legal entity but not in the Chinese tax return at December 31, 2011 is a permanent difference. Therefore, we did not recognize the difference as a deferred tax asset.

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

NOTE 13 – DERIVATIVE LIABILITY

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

We also identified the events that, if any of them occur, will increase the probability of failing to reach the financing target. These events include, but not limited to, the following:

•	Both the Company and L.Y. Research Corp,, for any reason, determine that they are not willing to continue the contract and terminate the contract before the contract expires;

•	The placement agent, for any reasons, discontinues its effort to complete the financing for the Company;

•	The financial market for private placements for Chinese companies whose securities are registered in the United States remains weak or becomes less attractive before the end of the period for completing the financing, and the placement agent informs the Company that the financing target is unlikely to be met before October 21, 2012.

•	The Company and the placement agent are unable to agree on terms for the financing..

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

Comparing Three Months Ended December 31, 2011 and 2010:

The following table sets forth information from our statements of operations for the three months ended December 31, 2011 and 2010, in U.S. dollars:

	Three Months Ended
	December 31,		$	%
	2011	2010	Change	Change	Notes
	(Restated)		(Restated)	(Restated)
Revenues	10,112,489	9,886,824	225,665	2.3%

Cost of Sales	(4,712,730)	(4,613,157)	(99,573)	2.2%

Gross Profit	5,399,758	5,273,667	126,091	2.4%

Operating Expenses	(2,468,061)	(1,306,775)	(1,161,286)	88.9%	(1)

Operating Income	2,931,698	3,966,892	(1,035,194)	(26.1)%

Interest Income, net	65,818	18,273	47,545	260.2%

Other Income	(3,319,135)	580,211	(3,899,346)	(672.1)%

Income Tax Provision	(1,112,777)	(1,141,919)	(29,142)	(2.6)%

Net Income	(1,434,396)	3,423,457	(4,857,853)	(141.9)%

Comprehensive Income (Loss)	(1,436,120)	3,934,104	(5,370,224)	(136.5)%

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

Comparing Nine Months Ended December 31, 2011 and 2010:

The following table sets forth information from our statements of operations for the nine months ended December 31, 2011 and 2010, in U.S. dollars:

	Nine Months Ended
	December 31,		$	%
	2011	2010	Change	Change
	(Restated)		(Restated)	(Restated)
Revenues	26,477,760	21,301,142	5,176,618	24.3%

Cost of Sales	(11,894,299)	(10,788,613)	(1,105,686)	10.2%

Gross Profit	14,583,461	10,512,529	4,070,932	38.7%

Operating Expenses	(7,111,660)	(2,865,074)	(4,246,586)	148.2%

Operating Income	7,471,801	7,647,455	(175,654)	(2.3)%

Interest Income, net	209,953	18,273	191,680	1049.0%

Other Income	(3,319,135)	580,211	(3,899,346)	(672.1)%

Income Tax Provision	(2,283,837)	(2,085,719)	(198,118)	(9.5)%

Net Income	2,078,782	6,160,220	(4,081,438)	(66.3)%

Comprehensive Income (Loss)	2,926,707	8,359,820	(5,433,113)	(65.0)%

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

Liquidity and Capital Resources

Summary consolidated balance sheet data: (in US$, except for percentages)

	As of
	December 31, 2011	March 31, 2011	Changes in	Changes in
	(Unaudited)	(Audited)	Amount	%	Note
	(Restated)	(Restated)	(Restated)	(Restated)
Cash and cash equivalent	18,443,850	6,046,804	12,397,046	205%
Prepaid accounts	67,627	15,602,258	(15,534,631)	-100%	(1)
Inventory	2,483,981	59,183	2,424,798	4097%	(2)
Plant, property and equipment, net	9,784,841	9,629,558	155,283	2%
Construction in progress	219,752	211,189	8,563	4%
Intangible assets, net	51,407,574	40,560,015	10,847,559	26.7%	(3)
Total assets	82,407,625	72,109,007	10,298,618	14.3%
Accounts payable	-	-	-	-
Tax payable	1,435,266	1,683,944	-(248,678)	(14.8)%	(4)
Other payable	7,839,038	229,561	7,609,477	3314.8%	(5)
Total current liabilities	9,274,304	1,913,505	7,360,799	384%
	0	0	-	0%
Total liabilities	9,274,304	1,913,505	6,997,402	384%
Total equity	73,133,321	70,195,502	2,937,819	4.2%

(1)	In the nine months ended December 31, 2011, the decrease in prepaid accounts of $15,534,631 was mainly as a result of refund from Jining Tianruitong Technology Development Limited Company. In addition, the prepaid amount was decreased for the transferring of the patents.

(2)	The increase in inventory of $2,424,798 was mainly due to the increased production of Huoliyuan Capsules which increased raw materials, work-in-progress, and finished goods at December 31, 2011.

(3)	The increasing in intangible assets of $10,847,559 was due to the two patents transferred in based on the purchase agreement signed in October 2010. In addition, $2,765,992 consideration was added to the value of the US patent. The addition to the intangible assets was partially offset by the recognition of amortization cost for the patents.

(4)	The decrease in tax payable of $248,678 was primarily due to the decreased taxable income during the nine months ended December 31, 2011 as a result of the significant amortization expense for the acquired US patent.

(5)	The increasing in other payables of $6,987,210 was mostly the remaining balance for the two patents purchased, and the accrued liabilities for the derivative obligation and obligation to issue additional 11M common stock shares. .

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

