Form 10-K
period 2012-03-31
China YCT International Group, Inc.
filed 2012-07-11
CIK 847464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2012 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of September 30, 2011, the aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon close sale price of such shares as reported on the OTCQB Marketplace, was $1,848,118.

The number of shares outstanding of the issuer’s common stock, as of June 29, 2012, was 73,868,110.

CHINA YCT INTERNATIONAL GROUP, INC.

FORM 10K/

For the Fiscal Year Ended March 31, 2012

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

ITEM 1.                      BUSINESS

The Structure of our Business

China YCT International Group (“CYIG” or “the Company”), through its wholly-owned subsidiary, Landway Nano Bio-Tech Group, Inc., owns 100% of the registered capital of Shandong Spring Pharmaceutical Co., Ltd. (“Shandong Spring Pharmaceutical”), a corporation organized in 2005 under the laws of the People’s Republic of China.  Shandong Spring Pharmaceutical is engaged in the business of developing, manufacturing and marketing gingko products in the People’s Republic of China.

From January 2006 until January 2007 management of Shandong Spring Pharmaceutical was engaged in developing the company’s manufacturing facility and distribution network.  In January 2007, Shandong Spring Pharmaceutical commenced revenue-producing activities, specifically distributing products manufactured by Shandong Yong Chun Tang Bioengineering Co., Ltd. (“Shandong YCT”).

Shandong Spring Pharmaceutical was originally organized as a subsidiary of Shandong YCT for the purpose of focusing on advanced technology related to the use of gingko as an aide to health.  Shandong YCT later transferred ownership of Shandong Spring Pharmaceutical to its equity-holders. Shandong Spring Pharmaceutical served solely as a distributor for Shandong YCT through the end of its fiscal year on March 31, 2009, pursuant to a distribution agreement that fixed the resale profit that would be earned by Shandong Spring Pharmaceutical. On February 19, 2010, we renewed the Purchase and Sale Contract with Shandong YCT, for a term of five years ending on February 28, 2015. Pursuant to the renewed agreement, we can purchase 10 products from Shandong YCT at a fixed price, which were selected according to their sales and profits. Mr. Yan Tinghe, our founder and Chief Executive Officer, was the principal shareholder of Shandong YCT until he sold all of his shares of Shandong YCT to an unrelated party on Dec 16, 2009.

In March 2010, the Company purchased a patent from Shandong YCT for US$6.74 million, which enabled the Company to manufacture and distribute medicine products for cardio cerebral vascular disease, cosmetics and healthcare products.   The purchase price for the patent was determined through negotiations between the Comany and Shandong YCT based on a valuation price of US$11.14 million. The patent for the manufacturing method of deeply extracting ginkgo flavonoids that the Company acquired from Shandong YCT, was assessed by Beijing Beifang Yashi Asset Evaluation Company. The Company received the independent assessment, based on the current income value method, that the patent had a fair value of US$11.14 million.  Shandong YCT sold the patent to the Company at a discount from the assessed value because Shandong YCT retained a license to produce certain products based on the patent technology.  The patent is for an aglycone type and purification method of biotransformation in gingko product manufacturing process, with a remaining legal life of 16.5 years.

Conducting clinical studies in China via Shandong Spring will save substantial R&D expenses compared to conducting such studies in the United States. According to the August 18, 2007 issue of World Journal, the average cost of the research and development for a new chemical drug is $980 million US dollars, of which 70 % will be used for clinical studies, and the average time of developing a new drug was 14.2 years in 2007. CYIG could not afford such cost. In 2004, US FDA released Guidance for industry Botanical drug products. According to this guidance, presentation of the prior use of the herbal drugs in foreign countries will help the approval of the application for the production permit. Following the guidance, CYIG intends to prepare and submit a report of the historical use of Ban Lan Gen (“BLG”), an herbal anti- biotic, used to cool and clear skin irritations and reduce fevers and sore throats, or pure Ban Lan Gen (“PBLG”) in China to the US FDA, which we expect will accelerate the process of FDA approval. In the future, CYIG hopes to raise more capital for the research and development of the drug through offerings of debt or equity, but there can be no assurance such offerings will be successful. Simultaneously, CYIG will conduct the clinical studies following the standards of the US FDA in China, where the cost of conducting clinical trials is lower than in the United States. The conduct of clinical studies in foreign countries following the standards of the US FDA is permitted by the US FDA, and we believe that obtaining approval for an herbal drug from the FDA is easier than the approval of a chemical drug. In addition, CYIG would submit an application to China’s SFDA for the drug as an over the counter drug, which is permitted for sale in China.

The profits from our health and medical products are adequate to fund our ongoing operations.  In order to fully implement its business plan, however, Shandong Spring Pharmaceutical will require a capital infusion to finance the creation of state-of-the-art facilities for the extraction of compounds from gingko, the formulation of products based on those compounds and the obtaining and development of Patents.

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

According to data issued by Chinese Association (Wutai) of Market Information and Research, the annual worldwide consumption of various gingko extracts exceeded 460 tons in 2007, of which over 80% was produced in China.  A large portion of the Chinese production, however, is extracted from gingko biloba, and lacks aglycone.  The primary sources of aglycone-rich extracts are France, Germany, and the US.  We compete directly with these international competitors.  We believe that our competitive advantages will be a substantially lower cost of production and advanced extraction technology.

Research and Development:  Our Products

Our goal is to utilize advanced biological technology to isolate and extract the beneficial compounds in plants that have traditionally been known to have medicinal benefits, primarily gingko.  We have a staff of 25 employees engaged in research and development of new technologies and resulting products.  In addition we maintain close ties to the research staffs at Tsinghua University, China Agriculture University, Shandong Herbal Medicine University, and the Shandong Herbal Medicine Research Institute. We entered into a written R&D Cooperation Agreement with Nanjing Forestry University, pursuant to which we will invest on a national ginkgo R&D center with Nanjing Forestry University and have the right of first refusal on the transfer and use of Nanjing Forestry University’s ginkgo related technologies. We also entered into an R&D Cooperation Agreement with Shandong University on April 26, 2011, which is effective until April 25, 2014. Pursuant to the agreement with Shandong University, we invested RMB 300,000 (approximately USD45,000) in R&D projects and will be the co-owner of the resulting technologies. We were also committed to make further investments equal to 10% of our profits arising from Shandong University’s technologies.

On October 26, 2010, Shandong Spring Pharmaceutical signed an agreement to purchase three patents relating to Chinese herbal formulas from  Jining Tianruitong Technology Development Limited Company for $15,557,318, which agreement was subsequently amended and restated on March 14, 2011.  We received an independent assessment of the value of the patents which supported the purchase price. Subsequent to March 31, 2011, $10,050,910 of the total purchase price was returned to us by the owner of the patents because certain governmental approvals for the transfer of one of the patents were not completed and the patents are being purchased as a group. In October 2011, two of the patents were transferred to the Company. The two patents are “Treatment to ischemic encephalopathy and its preparation method” (ZL200510045001.9) and “Chinese herbal medicine compound to treat renal insufficiency and its preparation” (ZL200710013301.8), with remaining legal lives of 13.75 years and 14.95 years, respectively. As of March 31, 2012, all the prepayment related to the patent acquisition has been returned. Approval from the State Intellectual Property Office of the PRC is required for the transfer of the patent and we are waiting for governmental approvals for the transfer of the patent.

During the year ended March 31, 2012, we spent $848,753 in research and development.  Our R&D expenses were primarily used for acquiring and testing raw material, and also the ordinary maintenance expense for our research equipment. We also made progress in bringing the patented technology into mass production. The Aglycone flavonoids patented technology has been successfully tested and the production process has been established. Continued development is ongoing to increase extraction yield, improve consistency, and to find the most energy-saving and environmentally friendly production process. Further development includes scaling up production and applying the technology to food, medicines, cosmetic products and other relevant areas by conducting further market analysis and research.

The herbal formula and production process based on the patent, “Chinese herbal medicine compound to treat renal insufficiency and its preparation”, have been confirmed. Samples have been produced and will be used for animal trials.

The technology based on the patent, “Treatment to ischemic encephalopathy and its preparation method”, is fairly mature. We concluded the first round of animal trial with the second round in planning. Currently, we are in the process of summarizing and evaluating the research and production results.

Our new product, Huoliyuan Capsule.

In January 2007, the company purchased from Beijing Boya Research Institution, Ltd., a patent for RMB400,000 (approximately USD$58,000) for the Huoliyuan Capsule. In 2010, the Company started to manufacture and distribute our new product, Huoliyuan Capsule. In the year ended March 31, 2012, the Company produced approximately 8.0 million boxes of (1*3 pack) and 1 million boxes of (1*2 pack) of Huoliyuan Capsule with a retail price of RMB20 Yuan and RMB16 Yuan per box, respectively.

Huoliyuan Capsule is approved by the State Food and Drug Administration (the “SFDA”) of China. The Huoliyuan capsule is manufactured according to the traditional Chinese medicine concepts. The main ingredients of Huoliyuan are: Panax Ginseng Leaves Extract, Radix Astragali, Radix Ophiopogonis, Schisandra Chinensis and Monkshood; all are traditional Chinese herbal medicines.  Huoliyuan capsule is formulated for slow release and used for daily use. The therapeutic effect of Huoliyuan was tested by independent analysts, the Jining Institute for Drug Control in 2003.   The test primarily consists of a Character Test, Identification Test, Water Index, Load Difference, Disintegration Time and Microbial Limit. The test concluded that Houliyuan was beneficial for the human cardiovascular system and as an aid in the treatment of chronic hepatitis, diabetes, insomnia, memory loss, menopause syndrome, and other maladies.

Property and Facilities

As of March 31, 2012, we completed a new manufacturing factory and moved our plant and equipment into the new factory, which is mainly used to facilitate the full production of ginkgo aglycone flavonoids. Our new factory includes a powder injection production line and cleaning and purifying equipment. The factory also includes a pin powder workshop, and a solid manufacturing workshop. Huoliyuan is manufactured in a dedicated workshop, and the second workshop will be used as our research facility. The designated annual production capacity of the Huoliyuan Capsule manufacturing factory is 11 million boxes per year; sales of which reached 72.79% of our total annual sales. The Company has no immediate plan to build more workshops or factories.

After the manufacturing factory is completed, we plan to develop an art enzyme extraction facility for the utilization of gingko compounds. Achievement of that goal will depend on our ability to obtain substantial additional funds and there can be no assurances that such funds can be raised and/or that the facility can be constructed.

Shandong Spring Pharmaceutical operates on a property of approximately 1,700 acres that is owned by the rural collective economic organization in Sishui, Shandong. Shandong Spring Pharmaceutical has reached a cooperative agreement with the rural collective economic organization of gingko growers, which will expire in December 2016. Under the cooperative agreement, the rural collective economic organization granted us a right to occupy the property. Pursuant to the cooperative agreement, we shall provide the ginkgo growers, who control approximately 33,000 acres of land, guidance to plant gingko; and in exchange, we have a preemptive right to purchase their ginkgo leaves at the most-favored local price.  Besides housing our executive offices, the property is home to a manufacturing facility measuring 17,200 square meters and a research facility measuring 3,000 square meters.   The greater portion of the property, 1,647 acres, is dedicated to agricultural use, primarily the production of gingko.

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

Marketing

We distribute products of Shandong YCT pursuant to a Purchase and Sale Contract executed on December 26, 2006.  The contract sets forth the wholesale prices at which we purchase products from Shandong YCT.  On February 19, 2010, we renewed the Purchase and Sale Contract with Shandong YCT, for a term of five years ending on February 28, 2015. Pursuant to the renewed agreement, we can purchase 10 products from Shandong YCT on a fixed price, which were selected according to their sales volume and profits.

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

Employees

Shandong Spring Pharmaceutical currently employs 283 individuals, each on a full-time basis.  18 employees are involved in administration; 8 are dedicated to marketing, and 25 to research and development.  The remainder of our employees is involved in manufacturing.  We believe that we have a good relationship with our employees.

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

Management has determined that it is more likely than not that the Company will not be able to, by October 21, 2012, meet the conditions under the Amendment Agreement to (i) raise a minimum of $20M in gross proceeds from a debt or equity financing, or a series of debt and/or equity financings, or (ii) list its common stock on NASDAQ or a major foreign stock exchange. Therefore, pursuant to the Amendment Agreement, on October 21, 2012, the shares issued pursuant to the Purchase Agreement are expected to be returned to the Company and the LY Patent will be returned to LY Research and the Purchase Agreement, as amended, will be cancelled and of no further force or effect. As of March 31, 2012, the Company reviewed the LY patent for impairment and determined that the undiscounted cash flow expected to result from the use and eventual disposition of the U.S. Patent was zero as of March 31, 2012. Therefore, the fair value of the LY Patent was zero as of March 31, 2012 as calculated by the net present value of the cash flow. The carrying value of the patent was written off as impairment.

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

Our business plan contemplates that we will become a fully-integrated grower, manufacturer and marketer of products derived from gingko.  We commenced manufacture of Huoliyuan Capsules in 2010; and our business shifted from largely distributing health and beauty aids manufactured by Shandong YCT, to manufacturing and marketing Huoliyuan Capsules.  In order to fully implement our business plan, we will have to successfully complete the development of an agricultural facility and an industrial facility.   The complexity of this undertaking means that we are likely to face many challenges, some of which are not yet foreseeable.  Problems may occur with our raw material production and with the roll-out of efficient manufacturing processes.  If we are not able to minimize the costs and delays that result, our business plan may fall short of its goals, and the current profitability or our distribution activities may be offset by losses from the new gingko business.

One supplier accounts for most of our productss.

Since January 2007, the exclusive business activity of Shandong Spring Pharmaceutical has been the distribution of products manufactured by its affiliate company Shandong YCT.  The Company purchases the majority of its products from Shandong YCT. For the year ended March 31, 2009, Shandong YCT was the sole vendor to the Company. For the year ended March 31, 2012, the amount purchased from Shandong YCT was amounted to US$6,548,216, and the purchase from the three major vendors (including Shandong YCT) was $17,315,268, representing over 99% of the Company’s annual total purchases. In the event we lose Shandong YCT or its business suffer adverse developments, our financial condition will be materially and adversely affected.

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

We depend on our distribution network for the success of our business.  Competitors may seek to pull our distribution network away from us.  In addition, if dominant members of our distribution network become dissatisfied with their relationship with Shandong Spring Pharmaceutical, a concerted effort by the distribution network could force us to accept less favorable financial terms from the distribution network.  Any one of these possibilities, if realized, would have an adverse effect on our business.

Increased government regulation of our production and/or marketing operations could diminish our profits.

At present, there is no significant government regulation of the health claims that participants in our industry make regarding their products.  In addition, there is only limited government regulation of the conditions under which we will manufacture our products.  Other developed countries, such as the United States and in particular, members of the European Community, have far more extensive regulation of the operations of nutraceuticals and plant-based cosmetics, including strict limitations on the health-related claims that can be made without scientifically-tested evidence.  It is likely, therefore, that China will increase its regulation of our activities in the future.  To the extent that new regulations require us to conduct a regimen of scientific tests of the efficacy of our products, the expense of such testing would reduce our profitability.  In addition, to the extent that the health benefits of some of our products could not be fully supported by scientific evidence, our sales might be reduced.

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

By written consent on December 19, 2011, our Board of Directors and shareholders holding a majority of our outstanding voting common stock have authorized to increase the number of the our authorized shares of common stock to 500,000,000 shares of common stock, par value $0.0001 per share, in accordance with Section 141 and Section 228 of the Delaware General Corporation Law. Our directors and majority of shareholders owning 84% of our outstanding Common Stock, as the record date of December 19, 2011, have approved this action.

PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)   Market Information .

Our common stock was listed for quotation on the OTC Bulletin Board until March 26, 2010.  It is currently listed under the trading symbol “CYIG” on the OTCQB marketplace.   Set forth below are the high and low bid prices for each of the fiscal quarters since April 1, 2010.  The reported bid quotations reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

Period	High	Low

April 1, 2010 to June 30, 2010	$1.61	$1.25
July 1, 2010 to September 30, 2010	$1.26	$0.30
October 1, 2010 to December 31, 2010	$0.74	$0.10
January 1, 2011 to March 31, 2011	$1.00	$0.27

April 1, 2011 to June 30, 2011	$1.00	$0.04
July 1, 2011 to September 30, 2011	$0.50	$0.25
October 1, 2011 to December 31, 2011	$0.51	$0.05
January 1, 2012 to March 31, 2012	$1.01	$0.90

    (b)   Holders .   We have 770 registered stockholders of record of our Common Stock, as of July 9, 2012.

    (c)   Dividend Policy .  We have  not declared or paid cash  dividends or made distributions  in the  past,  and we do not  anticipate  that we will  pay  cash dividends or make  distributions in the foreseeable  future. We currently intend to retain and reinvest future earnings, if any, to finance our operations.

(d)   Equity Compensation Plan Information

The information set forth in the table below regarding equity compensation plans (which include individual compensation arrangements) was determined as of March 31, 2012.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	0		0
Equity compensation plans not approved by security holders	0		0
Total	0		0

(e) Recent Sales of Unregistered Securities  .

None.

(f) Repurchase of Equity Securities .

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the year ended March 31, 2012.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

Results of Operations

Net Sales

The following is the sales breakdown by products during the years ended March 31, 2012 and 2011:

	For the years ended March 31,
	2012		2011
Revenue from:
Health care supplements	14,525,364	39%	19,654,817	59%
Drugs (Huoliyuan Capsule)	21,062,502	56%	13,810,517	41%
Other	2,001,071	5%	-	-
Total	37,588,937	100%	33,465,334	100%

During the year ended March 31, 2012, we realized $37,588,937 in revenue, representing an increase of 12% or $4,123,603 as compared to $33,465,334 for the same period in 2011. During the year ended March 31, 2012, a total of 11 products, including health care supplements and medicine, contributed to the increase in revenue, which remained the same as the year ended March 31, 2011.

Part of our revenues were generated by us as the distributor for the products manufactured by Shandong YCT. We entered into a Purchase & Sale Contract with Shandong YCT on December 26, 2006, which sets forth the wholesale price that we pay to Shandong YCT for each of the products it produces. On February 9, 2010, we renewed the Purchase and Sale Contract with Shandong YCT for a term of five years ending on February 28, 2015. Pursuant to the renewed contract, we can purchase 10 products from Shandong YCT on a fixed price, which were selected according to their sales volume and profit. During the year ended March 31, 2012, we generated 39% of our total revenue as the distributor of Shandong YCT, as compared to 58% during the year ended March 31, 2011.

The Huoliyuan Capsule product accounted for 56% of our revenue during the year ended March 31, 2012, compared to 41% during the year ended March 31, 2011. Since July 2010, the Company changed from being a distributor of Shandong Yong Chun Tang to both a manufacturer and distributor of our own products, Huoliyuan Capsule. Since late in the fiscal year ended March 31, 2011, we have made great effort on marketing and developing new customers for our self-produced drug – Huoliyuan Capsule. As a result, we obtained new customers and expanded our sales of Huoliyuann Capsules.

Cost of Goods Sold

Our costs of revenue comprised primarily of the cost of finished goods we purchased from Shandong YCT, the raw materials we purchased from third party vendors, and the manufacturing cost of our own patented drug, Huoliyuan Capsule. The cost of manufacturing Huoliyuan Capsule was approximately 58% of the total cost of goods sold during the year ended March 31, 2012.

During the year ended March 31, 2012, our cost of goods sold totaled $17,410,659, representing an increase of $1,229,476 or 8% as compared to $16,181,183 during the year ended March 31, 2011, reflecting an increase in net sales. The cost ratio for our operation remained steady with the percentages of the costs of goods sold to total revenues decreased slightly from 48% for fiscal year 2011 to 46% for fiscal year 2012. This is primarily due to our steady relationship with our major supplier, Shandong YCT, which enable us to obtain a more favorable sales contract.

Gross Profit

Gross profit for the year ended March 31, 2012 was $20,178,278, an increase of 17% or $2,894,127 as compared to the same period for the prior year. The increase was mainly attributed to the larger sales volume and the cost reduction from production cost of our self-produced drug, Huoliyuan capsules. The percentage of our cost of sales over the sales of the Huoliyuan Capsules was down to 42% for the year ended March 31, 2012, from 59% for the same period in 2011 because our production process is more mature and more optimized. In addition, beginning in the fiscal year 2011, we obtained new contracts from external customers to process and package their semi-finished products. Although sales from these products are not a major component of the total sales, the gross margin from these sales was rather high. Overall, gross profit as a percentage of net revenues was approximately 54% for the year ended March 31, 2012, increased from 52% for same period of 2011.

The comparison of the profit margins for the years ended March 31, 2012 and 2011 as follows:

	For the years ended March 31,
	2012		2011
Profit margin from:
Health care supplements	6,042,551	42%	10,144,097	52%
Drugs (Huoliyuan Capsule)	12,304,554	58%	7,140,055	52%
Other	1,831,173	92%	-	-
Total	20,178,278	54%	17,284,152	52%

Research and Development Expenses.

Our R&D expenses for the year ended March 31, 2012 were $848,753 or approximate 2% of total corresponding revenue, an increase of $568,368 or 203%, as compared to $280,385 or approximately 1% of total corresponding revenue for the year ended March 31, 2011. This reflected the increased expenses related to making investments in research and development of new technologies and products that can be utilized to refine and extract the beneficial components from plants, primarily gingko.

Our long-term goal is to utilize advanced biological technology to refine and extract the beneficial compounds in plants that have traditionally been known to have medicinal benefits, primarily gingko. As of March 31, 2012, we have 25 employees working on R&D. Our R&D staff is currently engaged in research and development of new technologies and resulting products.

Selling, General and Administrative Expenses.

Our selling expenses consist primarily of sales commissions, advertising and promotion expenses, freight charges and related compensation. Our selling expenses for year ended March 31, 2012 were $3,517,514 or 9% of our total revenue for the period, representing an increase of 1% as compared with the selling expenses ratio for the year ended March 31, 2011. The increase of selling expenses was primarily due to an increase in advertising and promotion expenses related to marketing and promotional activities in Huoliyuan Capsule market.

Our G&A expenses for the year ended March 31, 2012 increased by 665% or $5,001,479 as compared to the prior year. The increase in G&A expenses was principally due to the amortization expense recorded for the acquired US Patent (U.S. No. 6,475,531 B1). During the year ended March 31, 2012, the amortization expense of this patent was $3,558,970.

Other Expenses

During the year ended March 31, 2012, the Company recognized an expense in the amount of $5,531,892 for a derivative liability per the ASC 480-10-25-8. This expense was booked to other liability and disclosed in the note 10 – Other liability to the financial statements. The Company also recognized impairment of the US patent in the amount of $31,680,488 as other expenses.

Net Income

During the year ended March 31, 2012, we realized a net loss of $29,804,368, representing a 389% or $39,785,246 decrease as compared to a net profit of $10,214,768 during the year ended March 31, 2011. The decrease was mainly due to the amortization expenses recorded for the acquired US Patent, as well as the recognized expenses associated with the potential obligation of repurchasing the issued shares and the recognized impairment.

Comprehensive Income

Our business operates entirely in Chinese RMB, but we report our results in our SEC filings in U.S. Dollars. The conversion of our accounts from RMB to Dollars results in translation adjustments, which are reported as a middle step between net income and comprehensive income. The net income is added to the retained earnings on our balance sheet while the translation adjustment is added to a line item on our balance sheet labeled “other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business. During the year ended March 31, 2012, the effect of converting our financial results to Dollars was to add $1,299,863 to our other comprehensive income, as compared to $1,329,603 during the year ended March 31, 2011.

Liquidity and Capital Resources

Our principal sources of liquidity were funds generated from our operations. As of March 31, 2012, cash and cash equivalents were $22,146,240, an increase of $16,099,436 or 266% from $6,046,804 as of March 31, 2011. The prepaid account was decreased by $15,581,371, mainly as a result of the refund from Jining Tianruitong Technology Development Limited Company related to the purchase of three patents. The tax payable was decreased by $899,291. Other payable increased by $4,537,391, mainly due to the additional consideration payable for acquisition of the US patent. As a result, Shandong Spring Pharmaceutical had $18,709,948 in working capital, a decrease of $1,084,792 or 5% as compared to the working capital as of March 31, 2011.

Based on our current operating plan, we believe that existing cash and cash equivalents balances, as well as cash forecast by management to be generated by operations, will be sufficient to meet our working capital and capital requirements for our current operations. Our operations have produced positive cash flow, with $14,281,881 provided by operating activities for the year ended March 31, 2012. The outstanding accounts receivable was $115,938 as of March 31, 2012. We expect our marketing activities to continue to operate cash-positively. The operations of our own manufacturing since last year has put some pressure on our cash flow. We may be required to seek additional capital and reduce certain spending as needed on an on-going basis. There can be no assurance that any additional financing will be available on acceptable terms.

In order to fully implement our business plan, however, we will require capital contributions far in excess of our current asset value. Our budget for bringing our manufacturing facility to an operating level that assures profitability is $10 million. To fully implement our business plan, including development of a facility to utilize our proprietary method of extracting flavones from ginkgo by using enzyme technology, we will need $40 million. Our expectation, therefore, is that we will seek to access the capital markets in both the U.S. and China to obtain the funds we require. At present we have no commitment from any source for additional funds and there can be no assurance that the funds will be available on terms acceptable to us.

On October 26, 2010, we signed an agreement to purchase three patents relating to Chinese herbal formulas from Jining Tianruitong Technology Development Limited Company for $15.6 million. Pursuant to this agreement, we made an advance payment of $15,600,000 in October 2010, and the agreement’s effectiveness was conditioned on the patents’ registration for transfer of title with the Chinese Patent Office. Subsequently, this purchase agreement was amended and restated on March 14, 2011.  According to the amended agreement, $10,100,000 of the total purchase price would be returned to us from Jining Tianruitong Technology Development Limited Company because certain governmental approvals were not completed for the transfer of patents, which should be purchased as a group. In October 2011, two of the patents were transferred to the Company The two patents are “Treatment to ischemic encephalopathy and its preparation method” (ZL200510045001.9) and “Chinese herbal medicine compound to treat renal insufficiency and its preparation” (ZL200710013301.8), with remaining legal lives of 13.75 years and 14.95 years, respectively. Approval from the State Intellectual Property Office of the PRC is required for the transfer of the patent and has not yet been received. As of March 31, 2012, all of the prepayment related to acquisition of the patents has been returned to the Company

The following table sets forth a summary of our cash flows for the periods indicated:

	Years ended March 31,
	2012	2011
Net cash provided by operating activities	$14,281,881	$9,491,029
Net cash provided by(used in) investing activities	$1,332,153	$(16,395,398)
Net cash provided by financing activities	-	-
Effect of exchange rate change on cash and cash equivalents	$485,402	$1,039,240
Net increase (decrease) in cash and cash equivalents	$16,099,436	$(5,865,129)
Cash and cash equivalents, beginning balance	$6,046,804	$11,911,933
Cash and cash equivalents, ending balance	$22,146,240	$6,046,806

Operating Activities

Net cash provided by operating activities was $14,281,881 for the year ended March 31, 2012, which was an increase of 50% or $4,790,852 from the $9,491,029 net cash provided by operating activities for the same period one year earlier.

The increase was mainly attributable to the increase of accrued expenses and other payable. The increase in accounts payable and accrued expenses and other payable increased cash for the Company’s business operation. The increase in cash provided by operating activities was reduced by the increase in inventory.

Investing Activities

During the year ended March 31, 2012, our net cash provided by investing activities was $1,332,153, as compared to $16,395,398 of net cash used in investing activities for the year ended March 31, 2011. This change was primarily due to the refund from Jining Tianruitong Technology Development Limited Company for the year ended March 31, 2012.

The Company's property and equipment assets increased by 5% or $514,254 from $10,298,303 to $10,812,557 as of March 31, 2012 compared to March 31, 2011.. During 2012, the construction in progress increased to $219,983 from $211,189.  The Company's intangible assets increased by $1,409,327 in the year ended March 31, 2012, reflecting the two patents transferred from Jining Tianruitong Technology Development Limited Company. In addition, the Company wrote off the net carrying value of the US patent in the amount of $31,680,488 due to impairment.

Financing Activities

No net cash was generated or used by financing activities over the year ended March 31, 2012.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

Critical Accounting Policies and Estimates

We have made no material changes to our critical accounting policies in connection with the preparation of financial statements for fiscal year 2012.

New Accounting Pronouncements

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

ITEM 8                FINANCIAL STATEMENTS

The full text of our audited consolidated financial statements as of March 31, 2012 and 2011 begins on page F-1 of this Report.

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

Management’s Report on Internal Control over Financial Reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  We have assessed the effectiveness of those internal controls as of March 31, 2012, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework as a basis for our assessment.

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

As disclosed in our annual report on Form 10-K for the year ended March 31, 2011, we had identified the following material weakness in internal control over financial reporting:

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

As an interim solution, the Company engaged two part time consultants who are qualified financial professionals. In addition, we require all of the accounting personnel in the accounting department take a minimum of 24 CPE credits annually with a focus on US GAAP and internal financial reporting standards. Therefore, management believes that we have remediated the weakness and can remove the assessment going forward. Our Chief Executive Officer and Chief Financial Officer concluded that we have remediated the weakness and China YCT International Group’s system of disclosure controls and procedures was effective as of March 31, 2012 for the purposes described in this paragraph.

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

ITEM 9B             OTHER INFORMATION

None.

PART III

ITEM 10.             DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following individuals are the members of our Board of Directors and executive officers as of June , 2012

Name	Age	Position with the Company

Yan Tinghe	58	Chairman, Chief Executive Officer

Chuanming Li	48	Chief Financial Officer

Zhang Jirui	57	Director

Robert J. Fanella	62	Independent Director

Dr. Bai Junying	52	Independent Director

Zhang Wengao	68	Independent Director

Zhou Hanwei	46	General Manager of Shandong Spring Pharmaceutical

Ding Xuzhong	41	Chief Marketing Officer

Zhang Qiang	41	Chief Administration Officer

Shao Zecheng	40	Vice President

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

Li Chuanmin.  Mr. Li has been our Chief Financial Officer since 2005 and has been involved with corporate financial management and accounting for over 28 years.  Since 2005, he has been employed as Chief Financial Officer of the Company’s subsidiary, Shandong Spring Pharmaceutical Co., Ltd.  From 2000 to 2005 Mr. Li was employed as Chief Financial Officer of Shandong Yongchuntang Biotechnology Co., Ltd.  From 1998 to 2000, Mr. Li was a teacher at the Shandong Finance Institute .  From 1990 to 1998, he was employed by an accounting firm in Jining City.  Previously Mr. Li was employed in the accounting department of Shandong Sishui Materials Corporation.  In 1986, Mr. Li received a diploma from the Shandong Finance Institute.

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

Robert J. Fanella. Mr. Fanella, CPA, was appointed as an independent director, effective April 6, 2009.  During Mr. Fanella’s more than 36 years career specializing in corporate finance and accounting, he was responsible for audit and financial service oversight for both private and publicly traded companies.  Since 2006, Mr. Fanella has been an independent financial consultant, working on various financial and operational projects for companies in industries such as electronic manufacturing, industrial plating, chemical, and health products.    From April 2011 to March 2012, Mr. Fanella has served as CFO for ARCIS Resources Corporation (OTCBB: ARCS). From 2002 to 2006, Mr. Fanella was employed as CFO/Owner of Tru-Way, Inc., a metal fabrication business mainly serving the electronics manufacturing industry.  The business was sold in 2006.  From 1984 to 2002, Mr. Fanella was employed as CFO by MicroEnergy, Inc , a public company of which he was co-founder.  MicroEnergy, Inc was a manufacturing firm designing and selling custom switch-mode power supplies to major companies in the OEM electronics market.   During the 12 year period prior to founding MicroEnergy, Inc., Mr. Fanella was the CFO/Controller for two smaller businesses in the electronics manufacturing business and welding supplies distribution business, and he spent seven years at Motorola, Inc., in various capacities from Financial Analyst to Business Controller.  Mr. Fanella currently serves on the Board of Directors and also is Audit Committee Chairman for American Nano Silicon Technologies, Inc. (OTCBB: ANNO).   Mr. Fanella was awarded a Bachelor of Science Degree in Finance by Northern Illinois University in 1972.  He was awarded a Masters of Business Administration Degree in Finance with a Marketing concentration from the University of Chicago in 1979.  In 1975, Mr. Fanella was registered as a certified public accountant in Illinois.

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

Zhou Hanwei .. Mr. Zhou has been employed by Shandong Spring Pharmaceutical Co., Ltd., our wholly owned subsidiary, as its General Manager since 2008. He is a Licensed Pharmacist in the PRC and has over 25 years of experience in the pharmaceutical industry. Prior to joining us, Mr. Zhang was employed by Shandong Guanglin Pharmaceutical as General Manger from 2006 to 2008. He graduated from Shenyang Pharmaceutical University in 1994 and majored in Pharmacy.

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

Section 16(a) Beneficial Ownership Reporting Compliance

None of the officers, directors or beneficial owners of more than 10% of the Company’s common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended March 31, 2012.

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

Base Salary

The annual compensation for Yan Tinghe and Li Chuanming for the year ended March 31, 2012 was $46,924 and $31,283 respectively. All such amounts were paid in cash. The base salary reflects each executive’s skill set and the market value of that skill set as determined by our Board of Directors and/or our executive officers. No compensation was paid to the independent directors during the fiscal year ended March 31, 2012.

Bonuses

None.

Equity Awards

There were no stock options acquired by the executive officers during the year ended March 31, 2012.

SUMMARY COMPENSATION TABLE

The following table sets forth all compensation awarded to, earned by, or paid by the Company and its subsidiaries to our Chief Executive Officer and Chief Financial Officer, during the past three fiscal years. There were no executive officers whose total salary and bonus for the fiscal year ended March 31, 2012 exceeded $100,000.

	Fiscal Year	Salary	Bonus	Stock Awards	Option Awards	Other Compensation
Yan Tinghe, CEO	2012	$46,924	0	0	0	0
	2011	$45,500	0	0	0	0
	2010	$45,500	0	0	0	0

Li Chuanming, CFO	2012	$31,283	0	0	0	0
	2011	$30,000	0	0	0	0
	2010	30,000	0	0	0	0

Remuneration of Directors

There were 22,222 shares of common stock compensation to the independent directors for the year ended March 31, 2012. The total amount of the compensation in the form of issuing shares of common stock to the independent directors was $11,111 for the year ended March 31, 2012.

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

ITEM 12.             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information known to us with respect to the beneficial ownership of our 73,868,110 outstanding shares of common stock as of June 29, 2012 regarding the following:

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

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Percentage of Class

Yan Tinghe	9,653,690	13.07%

Zhang Jirui	1,427,783	1.93%

Robert J. Fanella	128,453	0.17%

Dr. Bai Junying	12,500	*

Zhang Wengao	12,500	*

Yaguang Liu(2) 22 Sunrise Bay Boulevard, Tuckerton, New Jersey, 08087	44,255,487	59.91%

All officers and directors as a group (5 persons)	11,234,926	15.21%

(1)	Except as otherwise noted, each shareholder’s address is c/o Shandong Spring Pharmaceutical Co., Ltd., Economic Development Zone, Gucheng Road, Sishui County, Shandong Province, P.R. China.
(2)	Yaguang Liu is the sole shareholder of L.Y. Holding Limited, the record owner of the shares.

(3)	Except as otherwise noted, all shares are owned of record and beneficially.

* Indicate less than 0.01%

ITEM 13.              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships

Our Chairman and Chief Executive Officer, Yan Tinghe, was the principal owner of Shandong Yong Chun Tang (“Shandong YCT”).  Since January 2007, the exclusive business activity of Shandong Spring Pharmaceutical has been the distribution of products manufactured by Shandong YCT.  In addition, Shandong YCT contributed the initial funds for the development of our manufacturing facility.  During the year ended March 31, 2010, Shandong Spring Pharmaceutical collected loans receivable of $2,075,549 from Shandong YCT and Changqing Paper Co., Ltd., a company owned by Mr. Yan Tinghe.  Following of such payments, there was no outstanding loans receivable from Shandong YCT and Changqing Paper Co., Ltd..) Mr. Yan does not own any Shandong YCT‘s shares after transferring all of his shares on December 16, 2009.

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

ITEM 14              PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

GZTY CPA GROUP, LLC billed $88,000 to the Company for professional services rendered for the audit of fiscal year ending on March 31, 2012 financial statements .

Audit-Related Fees

GZTY CPA GROUP, LLC billed $0 to the Company during fiscal year ending March 31, 2012 for assurance and related services that are reasonably related to the performance of the fiscal 2012 and fiscal 2012 audits.

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

It is the policy of the Company that all services other than audit, review or attest services must be pre-approved by the Board of Directors.  No such services have been performed by GZTY CPA GROUP, LLC or Friedman LLP during the years of ending on March 31, 2011 and 2010.

PART IV

ITEM 15.             EXHIBITS

3.1	Certificate of Incorporation - filed as an exhibit to the Company's Registration Statement on Form 8-A (SEC File No.) and incorporated herein by reference. *

3.2	Certificate of Amendment to Certificate of Incorporation - filed as an exhibit to the Company's Registration Statement on Form 8-A (SEC File No.) and incorporated herein by reference. *

3.3	By-laws– filed as an exhibit to the Company's Registration Statement on Form 8-A (SEC File No. 000-53600) and incorporated herein by reference. *

4.1	Purchase Agreement between China YCT and L.Y. Research Corporation, filed as an exhibit to the Company’s Current Report on Form 8-K filed on March 3, 2011

4.2	English Translation of Amendment to Purchase Agreement between China YCT, LY (HK Biotech) Holdings and L.Y.Research Corporation, dated August 15 2011, filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 26, 2011

10.1	English Translation of Patent Transfer Agreement between Shandong Spring and Shandong YCT, filed as an exhibit to the Company’s Annual Report on Form 10-K/A filed on June 8,, 2012

10.2	English Translation of Distribution Agreement between China YCT and Shandong YCT, filed as an exhibit to the Company’s Annual Report on Form 10-K/A filed on June 8,, 2012

10.3	English Translation of Form of Distribution Agreement between China YCT and Feng Libin, filed as an exhibit to the Company’s Annual Report on Form 10-K/A filed on June 8,, 2012

10.4	English Translation of Loan Agreement between China YCT and Shandong YCT, filed as an exhibit to the Company’s Annual Report on Form 10-K/A filed on June 8,, 2012

10.5	English Translation of Loan Agreement between China YCT and Changchun Paper, filed as an exhibit to the Company’s Annual Report on Form 10-K/A filed on June 8,, 2012

10.6	English Translation of Employment Agreement between Shandong Spring and Hanwei Zhou as General Manager ,filed as an exhibit to the Company’s Annual Report on Form 10-K/A filed on June 8,, 2012

10.7	English Translation of Employment Agreement between China YCT and Chuanming Li as CFO, filed as an exhibit to the Company’s Annual Report on Form 10-K/A filed on June 8,, 2012

10.8	English Translation of Employment Agreement between China YCT and Dailong Li as CTO, filed as an exhibit to the Company’s Annual Report on Form 10-K/A filed on June 8,, 2012

10.9	English Translation of Patent Transfer Agreement dated March 14, 2011 between Shandong Spring and Jining Tianruitong Technology Development Limited Company, filed as an exhibit to the Company’s Annual Report on Form 10-K/A filed on June 8,, 2012

10.10	Amendment to Purchase Agreement between China YCT, LY (HK Biotech) Holdings and L.Y.Research Corporation, dated August 15 2011, filed as an exhibit to the Company’s Report on Form 8-K filed on August 26, 2011

10.11	Amendment Agreement, dated as of October 21, 2011 between China YCT International Group, Inc. and L.Y. Research Corporation. filed as an exhibit to the Company’s Report on Form 8-K filed on October 24, 2011

14.1	China YCT International Group Code of Ethics*

14.2	Charter for the Audit Committee*

14.3	Charter for the Governance and Nominating Committee*

14.4	Charter for the Compensation Committee*

21.1	Subsidiaries of the registration*

31.1	Rule 13a-14(a) Certificate – CEO

31.2	Rule 13a-14(a) Certificate – CFO

32	Certificate pursuant to 18 U.S.C. ss. 1350

*	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA YCT INTERNATIONAL GROUP, LTD.
By:

/s/ Yan Tinghe	July 11 , 2012
Yan Tinghe Chief Executive Officer

/s/ Li Chuanmin ,	July 11 , 2012
Li Chuanmin Chief Financial Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Yan Tinghe	July 11 , 2012
Yan Tinghe, Director
Chief Executive Officer

/s/ Li Chuanmin	July 11 , 2012
Li Chuanmin,
Chief Financial Officer

/s/ Robert Fanella
Robert J. Fanella	July 11 , 2012
Director

/s/ Bai Junying
Dr. Bai Junying	July 11 , 2012
Director

/s/ Zhang Wengao
Zhang Wengao	July 11 , 2012
Director

/s/ Zhang Jirui
Zhang Jirui	July 11 , 2012
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:

China YCT International Group Inc.

We have audited the consolidated balance sheet of China YCT International Group Inc. (the “Company”) as of March 31, 2012 and 2011, and the related statements of operations, stockholders’ equity and cash flows for the periods then ended. The management of China YCT International Group Inc. is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China YCT International Group Inc. as of March 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ GZTY CPA GROUP, LLC
GZTY CPA GROUP, LLC

June 6, 2012
Metuchen, NJ

CHINA YCT INTERNATIONAL GROUP, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDEDMARCH 31, 2012 AND 2011

Table of Contents

Page

Consolidated Balance Sheets as of March 31, 2012 and 2011	F-1

Consolidated Statements of Income for years ended March 31, 2012 and 2011	F-2

Consolidated Statement of Stockholders’ Equity	F-3

Consolidated Statements of Cash Flows for the years Ended March 31, 2012 and 2011	F-4

Notes to Consolidated Financial Statement	F-5-F-14

CHINA YCT INTERNATIONAL GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

UNIT: USD$

	March 31, 2012	March 31, 2011
Assets
Current assets:
Cash and cash equivalent	$22,146,240	$6,046,804
Accounts receivable	115,938	-
Prepaid accounts	20,887	15,602,258
Inventory	1,978,488	59,183
Total current assets	24,261,553	21,708,245
Plant, property and equipment, net	9,663,338	9,629,558
Construction in progress	219,983	211,189
Intangible assets, net	18,863,510	40,560,015
Total assets	53,008,384	72,109,007
Liabilities and Stockholders’ Equity (Deficit)
Liabilities:
Current liabilities:
Tax payable	1,018,543	1,683,944
Other payable	4,766,952	229,561
Total current liabilities	5,785,495	1,913,505
Contingency	-	-
Derivative liabilities	5,531,892	-
Total liabilities	11,317,387	1,913,505
Stockholders’ Equity
Preferred stock, par value $500.00 per share; 45 shares authorized and issued at March 31, 2012 and March 31, 2011	22,500	22,500
Common stock, par value $0.001 per share; 500,000,000 and 100,000,000 shares authorized, 73,780,610 shares issued and outstanding at March 31, 2012; and 73,758,388 shares issued at March 31, 2011, respectively	73,780	73,758
Additional paid-in capital	36,879,643	36,868,554
Statutory reserve	956,633	956,633
Retained earnings	417,285	30,232,764
Accumulated other comprehensive income	3,341,156	2,041,293
Total stockholders’ equity	41,690,997	70,195,502
Total liabilities and stockholders’ equity	$53,008,384	$72,109,007

See Notes to Consolidated Financial Statements

CHINA YCT INTERNATIONAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

UNIT: USD$

	FOR THE YEARS ENDED
	March 31, 2012	March 31, 2011

Sales Revenue	$37,588,937	$33,465,334
Cost of Goods Sold	17,410,659	16,181,183
Gross Profit	20,178,278	17,284,151

Selling Expenses	3,517,514	2,649,477
G&A Expense	5,753,505	752,026
R&D Expenses	848,753	280,385
Total expense	10,119,772	3,681,888

Income from operation	10,058,506	13,602,263

Interest income (Expense)	304,928	22,769
Other income (Expense)	(37,212,379)	-
Profit before tax	(26,848,944)	13,625,032
Income tax	2,955,424	3,410,265
Net income	(29,804,368)	10,214,768
Other comprehensive income
Foreign currency translation adjustment	1,299,863	1,329,603
Comprehensive income	$(28,504,505)	$11,544,371

Basic and diluted income per common share
Basic and Diluted	(0.40)	0.32

Weighted average number of common shares outstanding
Basic and Diluted	73,780,610	35,762,801

See Notes to Consolidated Financial Statements

CHINA YCT INTERNATIONAL GROUP, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

UNIT: USD$

	Preferred Stock Series A		Common shares		Additional paid-in	Statutory	Accumulated	Retained
	Shares	Amount	Shares	Amount	capital	Reserve	OCI	Earnings	Total

Balance – March 31, 2010	45	22,500	29,461,304	29,461	4,138,480	956,633	1,152,764	20,012,077	26,311,915
Issuance of common shares to independent directors			41,997	42	25,664				25,706
Issuance persuade to reverse acquisition			44,255,087	44,255	32,704,410				32,748,665
Comprehensive income									-
Net income for the year								10,214,769	10,214,769
Adjustment to retained earning								5,919	5,919
Other Comprehensive income, net of tax
Foreign currency translation adjustment							888,529		888,529

Balance - March 31, 2011	45	$22,500	73,758,388	$73,758	$36,868,554	$956,633	$2,041,293	$30,232,764	$70,195,502
Issuance of common shares to independent directors			22,222	22	11,089				11,111
Comprehensive income									-
Adjustment to net income								-11,111	-11,111
Net income for the year								-29,804,368	-29,804,368
Other Comprehensive income, net of tax									-
Foreign currency translation adjustment							1,299,863		1,299,863

Balance - March 31, 2012	45	$22,500	73,780,610	$73,780	$36,879,643	$956,633	3,341,156	$417,285	$41,690,997

See Notes to Consolidated Financial Statements

CHINA YCT INTERNATIONAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW

UNIT: USD$

	YEAR ENDED
	March 31, 2012	March 31, 2011
Cash Flows From Operating Activities:
Net income	(29,804,368)	$10,214,768
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,058,010	848,531
Issue of common shares as compensation	-	19,760
Long-lived assets impairment	31,680,488
Changes in operating assets and liabilities:
Inventory	(1,919,305)	265,672
Advance to suppliers	(20,887)
Accounts receivable	(115,938)
Accounts payable	-	(2,299,928)
Customer deposit
Taxes payable	(665,401)	479,847
Accrued expenses and other payables	10,069,282	(37,621)
Net cash provided by (used in) operating activities	14,281,881	9,491,029

Cash flows from investing activities:
Addition to plant and equipment	(77,174)	(5,217,486)
Reduction of construction in progress		4,416,476
Investment in Intangible Assets		7,870
Prepayment/(deposit) to Jining Tianruitong for purchase of patents	1,409,327	(15,602,258)

Net cash provided by (used in) investing activities	1,332,153	(16,395,398)
Effect of exchange rate changes on cash and cash equivalents	485,402	1,039,240

Net increase (decrease) in cash and cash equivalents	16,099,436	(5,865,129)
Cash and cash equivalents at beginning of period	6,046,804	11,911,933
Cash and cash equivalents at ending of period	22,146,240	$6,046,804
	-
Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	-	$1,004
Income taxes	-	$2,956,202
Non-cash investing activities:
Stock issued for acquisition of patent	$32,748,664	$32,748,664
Non-cash financing activities:
Stock issued for services	22,222	41,997

See Notes to Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND PRINCIPAL ACTIVITIES

China YCT International Group, Inc. (“China YCT”) was incorporated in the State of Florida, in the United States (the “US”) in January 1989.   China YCT principally operates through the following directly owned subsidiaries: Landway Nano Bio-Tech, Inc. (100% owned), incorporated in Delaware, in the United States, and Shandong Spring Pharmaceutical Co., Ltd. (“Shandong Spring”) (100% owned), incorporated in the People’s Republic of China (“PRC”). China YCT International Group, Inc. and its subsidiaries are collectively referred to as the “Company.”

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

Accounts receivable

The Company recognizes as accounts receivable any products shipped where payments have not been rendered. As of March 31, 2011, the Company considers all its accounts receivable to be collectable and no provision for doubtful accounts has been made in the consolidated financial statements.

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

According to the purchase agreement between the Company and L.Y. Research Corp., the Company acquired the patent from L.Y. Hong Kong Biotech Limited (LYHK), L.Y. Research Corp’s wholly owned subsidiary incorporated in Hong Kong, China, in exchange for 44,254,952 shares of common stock at the acquisition date. In addition, 11,063,968 shares of common stock became issuable to the seller upon the occurrence of the quotation of the Company’s common stock on the OTCBB on September 9, 2011. The consideration of $32,748,665 at inception was calculated by multiplying 44,254,952 common stock shares by the Company’s quoted stock price of $0.74 per share on February 28, 2011. It is being amortized over the shorter of its remaining legal life, 9.9 years, or its useful life, on a straight-line basis. An additional consideration of $2,765,992 was calculated by multiplying 11,063,968 common stock shares by the Company’s quoted price of $0.25 per share on September 9, 2011 when the Company’s stock was successfully listed on the OTCQB and the L.Y. Research Corp was entitled to the 11,063,968 shares of the common stock.

At the year ended on March 31, 2012, the Company reassessed the value of this patent for an impairment analysis. Per the note indicated below, the Company determined that the patent’s value was impaired, therefore, wrote off the net carrying value of the patent as of March 31, 2012.

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

Impairment of long-lived assets

The Company reviews and evaluates the net carrying value of its long-lived assets at least annually, or upon the occurrence of other events or changes in circumstances that indicate that the related carrying amounts may not be recoverable. Per ASC 360-10-35-21, a long-lived asset (asset group) shall be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Per ASC 360-10-35-17, an impairment loss shall be recognized only if the carrying amount of the long-lived asset (asset group) is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset (asset group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group).

The Company reviewed the U.S. patent for impairment due to the indication that the chance of the contingent financing target not being met at October 21, 2012 was changed to high and thereby, the patent would be subject to return with the Company obligated to repurchase the shares issued. The Company determined that the undiscounted cash flow expected to result from the use and eventual disposition of the U.S. Patent was zero as of March 31, 2012. Therefore, the fair value of the U.S. Patent was zero as of March 31, 2012 as calculated per the net present value of the cash flow. The carrying value of the patent should be written off as impairment. Total impairment recognized as included in other expenses in the year ended March 31, 2012 amounted to $31,680,488.

Income taxes

The Company accounts for income tax under the asset and liability method as stipulated by ASC 740 formerly Statement of Financial Accounting Standards (”SFAS”) No. 109, “ Accounting for Income Taxes ”, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the financial statements or tax returns.  Deferred Income taxes are recognized for all significant temporary differences between tax and financial statements bases of assets and liabilities.  Valuation allowances are established against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company didn’t recognize any deferred tax amount at December 31, 2011 as well as March 31, 2011.

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

The Company recorded net VAT payable in the amount of $225,223 and $489,962 as of March 31, 2012 and 2011.

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

The research and development expense for the years ended March 31, 2012 and 2011 was $848,753 and $280,385, respectively.

Advertising costs

Advertising costs for newspaper and television are expensed as incurred.  The Company incurred advertising costs of $548,995 and $170 for the years ended March 31, 2012 and 2011, respectively.

Mailing and handling costs

The Company accounts for mailing and handling fees in accordance with the FASB Accounting Standards Codification (“ASC”) 605-45 (Emerging Issues Task Force (EITF) Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs). The Company includes shipping and handling fees billed to customers in net revenues. Amounts incurred by the Company for freight are included in cost of goods sold. For the years ended March 31, 2012 and 2011, the Company incurred $664,706 and $1,342,183 mailing and handling costs, respectively.

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

Net income (loss) per share (“EPS”)

Basic EPS excludes dilution and is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (convertible preferred stock, forward contracts, warrants to purchase common stock, contingently issuable shares, common stock options and warrants and their equivalents using the treasury stock method) were exercised or converted into common stock. There were 31,610,679 shares common stock equivalents available for dilution purposes as of March 31, 2012 and 2011, respectively.

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

As of March 31, 2012, the Company did not identify any financial instruments that are required to be presented on the balance sheet at fair value other than those whose carrying amounts approximate fair value due to their short maturities.

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

Translation adjustments resulting from this process amounted to $3,341,156 and $2,041,293 and as of March 31, 2012 and 2011, respectively.

The following exchange rates were adopted to translate the amounts from RMB into United States dollars (“USD$”) for the respective periods:

	March 31, 2012	March 31, 2011
Year End RMB Exchange Rate (RMB/USD$)	6.2943	6.8263
Average Period RMB Exchange Rate (RMB/USD$)	6.3933	6.8290

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

NOTE 3 – PREPAID ACCOUNTS

The prepaid account in the amount of $20,887 is a prepayment to Shandong YCT for purchase of its health products.

NOTE 4 - INVENTORY

Inventory consists of finished goods, work-in-process, and raw materials. No allowance for inventory was made for the years ended March 31, 2012 and 2011.

The components of inventories as of March 31, 2012 and 2011 were as follows:

	Year Ended
	March 31, 2012	March 31, 2011
Raw materials	$272,873	$8,699
Work-in-progress	414,390	27,225
Finished goods	1,291,225	23,259
Total Inventories	$1,978,488	$59,183

NOTE 5 – PLANT, PROPERTY AND EQUIPMENT, NET

The components of property and equipment as of March 31, 2012 and 2011 were as follows:

	Year Ended
	March 31, 2012	March 31, 2011
Machinery & Equipment	$538,461	$516,935
Furniture & Fixture	164,536	96,156
Building	10,109,560	9,685,212
Subtotal	10,812,557	10,298,303
Less: Accumulated Depreciation	(1,149,219)	(668,745)
Total plant, property and equipment, net	$9,663,338	$9,629,558

The depreciation expense for the years ended March 31, 2012 and 2011 was $480,474 and $236,040, respectively.

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

NOTE 7 - MAJOR CUSTOMER AND VENDOR

In the year ended March 31, 2012, the Company mainly sells products to individual retail customers through eight major distributors.

The Company purchases its products from Shandong Yong Chun Tang (“Shandong YCT”) according to the contract signed on December 26, 2006 between the Company and Shandong Yuan Chun Tang. For the year ended March 31, 2012, the purchase from the three major vendors, including Shandong YCT, was $17,315,268, representing 99.5% of the Company’s annual total purchase.

Shandong Kangyuan	$7,644,166

Shandong YCT	$6,548,216

Shandong Yongfeng	$3,122,886

Total	$17,315,268

NOTE 8 - INTANGIBLE ASSETS, NET

The intangible assets of the Company consist of land use right and purchased patents.

Net land use right and purchased patents were as follows:

	Amortization	As of
	Period	March 31, 2012	March 31, 2011
Land use right	50 years	1,612,252	$1,547,801
Less: Accumulated amortization		(178,052)	(139,821)
Land use right, net		1,434,200	1,407,980
Patent 1	16.5 years	7,308,199	7,016,045
Patent (non-US No. ZL200510045001.9)	13.75 years	9,850,182	-
Patent (non-US No. ZL200710013301.8)	14.95 years	1,588,739	-
Patent (U.S. No. 6,475,531 B1)	119 months	-	32,748,665
Less: Accumulated amortization		(1,317,810)	(612,674))
Patents, net		$17,429,310	$39,152,036

The amortization expense of land use right for the years ended March 31, 2012 and 2011 was $38,231 and $35,764, respectively.

The amortization expense of patent for the years ended March 31, 2012 and 2011 was $4,539,304 and $584,596, respectively.

The U.S. Patent was written off in the year ended March 31, 2012 due to impairment. The total impairment recognized was $31,680,487. Refer to Note 1 above.

NOTE 9 - TAX PAYABLE

Tax payable at March 31, 2012 and 2011 were as follows:

	As of
	March 31, 2012	March 31, 2011

Corporate Income Tax	$774,423	$1,190,436
Value-Added Tax	225,223	489,962
Other Tax & Fees	18,897	3,546

Total Tax Payable	$1,018,543	$1,683,944

NOTE 10 - INCOME TAXES

Shandong Spring Pharmaceutical Co., Ltd is subject to the Enterprise income tax (“EIT”) at a statutory rate of 25%.

The expense associated with the recognition of a contingent obligation under ASC 480-10-25-8, is not tax deductible in China. Per ASC 740-10-25-3A, “An excess of the amount for financial reporting over the tax basis of an investment in a foreign subsidiary or a foreign corporate joint venture that is essentially permanent in duration. ” Therefore, the tax difference in the amount of $1,382,973 ($5,531,892 x 25% tax rate) caused by expense recognized at our book but not in the Chinese tax return at March 31, 2012 will be a permanent difference. In addition, the loss from impairment of the US patent is not tax deductible in China. Therefore, the tax difference in the amount of $7,920,122 ($31,680,487 x 25%) caused by loss recognized at our book but not in the Chinese tax return at March 31, 2012 will be a permanent difference as well.

For the years ended March 31, 2012 and 2011, Shandong Spring Pharmaceutical Co., Ltd. recorded income tax provisions of $2,955,424 and $3,410,265, respectively.

NOTE 11 – OTHER LIABILITY:

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

NOTE 12 – DERIVATIVE LIABILITY

On February 28, 2011, the Company entered into a purchase agreement with L.Y. Research Corp., a New Jersey corporation (“LY Research”); and the purchase agreement was amended and restated on August 15, 2011 (the “Purchase Agreement”). Pursuant to the terms of the Purchase Agreement, the Company acquired a patent (the “LY Patent”) from L.Y. (HK) Biotech Limited, a wholly owned company by L.Y. Research corp., in exchange for 44,254,952 shares of common stock at the acquisition date. In addition, 11,063,968 shares of common stock will be issued to the seller upon the occurrence of the quotation of the Company’s common stock on the OTCQB or OTCBB; and 20,546,711 shares will be issued to the seller upon the receipt by the Company of a minimum of $20,000,000 in gross proceeds from a debt or equity financing, or a series of debt and/or equity financings (the “Financing”); or upon the quotation of its common stock on NASDAQ or a major stock exchange located outside of the United States (collectively, “Events”). On September 9, 2011, the Company’s stock became quoted at OTCQB; therefore, 11,063,968 shares of common stock became issuable on September 9, 2011.

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

In addition, because the acquisition is not a certain future event as of October 21, 2011 and March 31, 2012, the Company considers the contingent obligation to repurchase its own shares as a written put option. Per ASC 480-10-30-7, all financial instruments, recognized under the guidance in Section 480-10-25, other than certain physically settled forward purchase contracts, shall be measured initially at fair value.

The fair value of the obligation on October 21, 2011 should be the market price of the shares that the company is obligated to repurchase if the financing is failing and weighted by the probability of the Company failing to meet the financing target of $20,000,000 or achieving the listing on NASDAQ or a major foreign stock exchange. On October 21, 2011, the company had issued and was obligated to issue 55,318,920 common shares to Dr. Liu. Therefore, the number of potential shares needed to repurchase was 55,318,920 on October 21, 2011 and March 31, 2012.

Determination of the market price of the shares:

Per ASC 820-10-20 “Readily Determinable Fair Value”, “ The fair value of an equity security is readily determinable if sales prices or bid-and-asked quotations are currently available on a securities exchange registered with the U.S. Securities and Exchange Commission (SEC) or in the over-the-counter market, provided that those prices or quotations for the over-the-counter market are publicly reported by the National Association of Securities Dealers Automated Quotations systems or by Pink Sheets LLC. Restricted stock meets that definition if the restriction terminates within one year. ” Because the sales price of the company’s common stock shares was currently available in the over-the-counter market, the fair value of the company’s stock is readily determinable and is the sales price of the stock on October 21, 2011. Because the company’s common stock was not traded on October 21, 2011, the closest quotations were the prices on October 23, 2011, which was $0.40/share; therefore, the fair values per share for were $0.40 for October 21, 2011. As of March 31, 2012, the most recent quoted CYIG stock price was $0.10 (at February 21, 2012).

Determination of the probability of the Company failing to meet the predetermined event:

The Company determined that on October 21, 2011, the chance that the final contingency would not be met, thereby triggering our obligation to repurchase those shares, was around 15% based on the reasons described in its amended 10Q for the quarter ended December 31, 2011. Therefore, the Company recognized $3,319,135 as a derivative liability as of December 31, 2011.

However, during the month of March 2012, the Company was informed by its placement agent that it was highly unlikely that they could achieve the $20M financing by October 21, 2012. Therefore, the Company reassessed the probability of failing to achieve the financing target by October 21, 2012 to be 100% as of March 31, 2012.

The fair value of the derivative obligation at March 31, 2012 was calculated as follows:

$5,531,892 = 55,318,920 x $0.10/share x 100%

The fair value of the derivative obligation was increased by $2,212,757 for the period from October 21, 2011 to March 31, 2012 as a result of the CYIG stock price change and the increased probability of failing to achieve the financing target by October 21, 2012.

NOTE 13 - STOCKHOLDERS’ EQUITY

Stock Issued to Independent Directors

The total amount of the compensation in the form of issuing shares of common stocks to the independent directors was $22,222 and $25,706 for the years ended March 31, 2012 and 2011, respectively.

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

As of March 31, 2012, the Company appropriated $956,633 to the statutory reserve.

