Form 10-Q
period 2012-06-30
China YCT International Group, Inc.
filed 2012-08-14
CIK 847464

UNITED STATES

  SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                             For the quarterly period ended June 30, 2012

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

The number of shares outstanding of the issuer’s common stock on August 9, 2012 was 73,918,110.

CHINA YCT INTERNATIONAL GROUP, INC.

FORM 10-Q/A

 QUARTERLY PERIOD ENDED JUNE 30, 2012

INDEX

Item 1. Financial Statement

CHINA YCT INTERNATIONAL GROUP, INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 31, 2012 AND 2011 (UNAUDITED)

Table of Contents

Page

Consolidated Balance Sheets as of June 30, 2012 (Unaudited) and March 31, 2012	4

Consolidated Statements of Income for the three months ended June 30, 2012 and 2011 (Unaudited)	5

Condensed Consolidated Statements of Stockholders' Equity for the three months Ended June 30, 2012 (Unaudited) and March 31, 2012	6

Consolidated Statements of Cash Flows for the three months Ended June 30, 2012 and 2011 (Unaudited)	7

Notes to Consolidated Financial Statement	8-15

CHINA YCT INTERNATIONAL GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

UNIT: USD$

	June 30, 2012	March 31, 2012

Assets
Current assets:
Cash and cash equivalent	$23,550,337	$22,146,240
Accounts receivable	-	115,938
Prepaid accounts	20,786	20,887
Inventory	2,760,104	1,978,488
Total current assets	26,331,227	24,261,553
Plant, property and equipment, net	9,524,945	9,663,338
Construction in progress	218,918	219,983
Intangible assets, net	18,454,121	18,863,510
Total assets	54,529,211	53,008,384

Liabilities and Stockholders’ Equity (Deficit)
Liabilities:
Current liabilities:
Tax payable	395,190	1,018,543
Other payable	4,694,300	4,766,952
Total current liabilities	5,089,490	5,785,495
Contingency	-	-
Derivative liabilities	5,531,892	5,531,892
Total liabilities	10,621,382	11,317,387

Stockholders’ Equity
Preferred stock, par value $500.00 per share; 45 shares authorized and issued at March 31, 2012 and March 31, 2011	22,500	22,500
Common stock, par value $0.001 per share; 500,000,000 and 100,000,000 shares authorized, 73,780,610 shares issued and outstanding at March 31, 2012; and 73,731,361 shares issued at March 31, 2011, respectively	73,830	73,780
Additional paid-in capital	36,884,593	36,879,643
Statutory reserve	956,633	956,633
Retained earnings	2,669,995	417,285
Accumulated other comprehensive income	3,300,278	3,341,156
Total stockholders’ equity	43,907,829	41,690,997
Total liabilities and stockholders’ equity	$54,529,211	$53,008,384

CHINA YCT INTERNATIONAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

UNIT: USD$

	FOR THE THREE MONTHS ENDED
	June 30, 2012	June 30, 2011

Sales Revenue	$8,916,979	$7,944,264
Cost of Goods Sold	4,368,921	3,582,345
Gross Profit	4,548,058	4,361,919

Selling Expenses	870,204	1,179,552
G&A Expense	487,383	*1,408,820
R&D Expenses	222,566	193,518
Total expense	1,580,153	2,781,890
Income from operation	2,967,905	1,580,029
Interest income (Expense)	28,031	(41)
Other income (Expense)	-	68,215
Profit before tax	2,995,936	1,648,203
Income tax	743,226	*412,051
Net income	2,252,710	1,236,152
Other comprehensive income
Foreign currency translation adjustment	(40,878)	*417,275
Comprehensive income	$2,211,832	$1,653,427

Basic and diluted income per common share
Basic and Diluted	0.03	*0.02

Weighted average number of common shares outstanding
Basic and Diluted	73,782,832	73,780,610

* Amended

CHINA YCT INTERNATIONAL GROUP, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

UNIT: USD$

	Preferred Stock Series A		Common shares		Additional paid-in	Statutory	Accumulated	Retained
	Shares	Amount	Shares	Amount	capital	Reserve	OCI	Earnings	Total
Balance - March 31, 2012	45	$22,500	73,780,610	$73,780	$36,879,643	$956,633	3,341,156	$417,285	$41,690,997

Issuance of common shares to independent directors			50,000	50	4,950				5,000
Net income for the year								2,252,710	2,252,710
Foreign currency translation adjustment							-40,878		-40,878

Balance - June 30, 2012	45	$22,500	73,830,610	$73,830	$36,884,593	$956,633	3,300,278	$2,669,995	$43,907,829

CHINA YCT INTERNATIONAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW

UNIT: USD$

	THREE MONTHS ENDED
	June 30, 2012	June 30, 2011
Cash Flows From Operating Activities:
Net income	2,252,710	*1,236,152
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	398,887	*2,050,602
Issue of common shares as compensation	5,000	-
Changes in operating assets and liabilities:
Inventory	(781,616)	(1,576,067)
Advance to suppliers	0	-
Accounts receivable	115,938	-
Accounts payable	-	209,871
Taxes payable	(623,353)	*(646,397)
Accrued expenses and other payables	(72,654)	(115,624)
Net cash provided by (used in) operating activities	1,294,912	1,158,537
Cash flows from investing activities:
Addition to plant and equipment	(1,914)	(77,596)
Prepayment/(deposit) to Jining Tianruitong for purchase of patents	-	10,030,688
Net cash provided by (used in) investing activities	(1,914)	9,953,092
Effect of exchange rate changes on cash and cash equivalents	111,099	(841,973)
Net increase (decrease) in cash and cash equivalents	1,404,097	10,269,656
Cash and cash equivalents at beginning of period	22,146,240	6,046,804

Cash and cash equivalents at ending of period	23,550,337	$16,316,460

Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$28,031.00	$81
Income taxes	$1,366,579	$1,936,972
Non-cash financing activities:
Stock issued for services	$5,000	$11,111

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

On February 28, 2011, the Company acquired an US patent from L.Y. Hong Kong Biotech Limited (LYHK), L.Y. Research Corp’s wholly owned subsidiary incorporated in Hong Kong, China, in exchange for 44,254,952 shares of common stock at the acquisition date. In addition, 11,063,968 shares of common stock became issuable to the seller upon the occurrence of the quotation of the Company’s common stock on the OTCBB on September 9, 2011. The consideration of $32,748,665 at inception was calculated by multiplying 44,254,952 common stock shares by the Company’s quoted stock price of $0.74 per share on February 28, 2011. It is being amortized over the shorter of its remaining legal life, 9.9 years, or its useful life, on a straight-line basis. An additional consideration of $2,765,992 was calculated by multiplying 11,063,968 common stock shares by the Company’s quoted price of $0.25 per share on September 9, 2011 when the Company’s stock was successfully listed on the OTCQB and the L.Y. Research Corp was entitled to the 11,063,968 shares of the common stock. However, at the year ended on March 31, 2012, the Company reassessed the value of this patent for an impairment analysis. Per the impairment analysis, the Company determined that the patent’s value was impaired, therefore, wrote off the net carrying value of the patent as of March 31, 2012.

In accordance with the agreement between the Company and L.Y. Research Corp, the patent will be returned to L.Y. Research Corp. and the shares issued to Dr. Liu Yaguang will be returned to the Company by October, 2012 if the $20 million refinancing target is not achieved.

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

Income taxes

The Company accounts for income tax under the asset and liability method as stipulated by ASC 740 formerly Statement of Financial Accounting Standards (”SFAS”) No. 109, “ Accounting for Income Taxes ”, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the financial statements or tax returns.  Deferred Income taxes are recognized for all significant temporary differences between tax and financial statements bases of assets and liabilities.  Valuation allowances are established against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company did not recognize any deferred tax amount at June 30, 2012 and March 31, 2012.

China YCT International, Inc. is a holding company of Shandong Spring Pharmaceutical Co., Ltd and does not have any operating activities. Although the contract for the acquisition of the US patent acquired in February 2011 from LY Research Corp. was executed by the holding company, in substance, the patent was acquired by the Company’s operating entity in China. For the same reason, the amortization of the patent was a deduction to the Chinese operating entity’s tax liability. Therefore, the Company does not incur any US income tax liabilities.

Value-added tax

Sales revenue represents the invoiced value of goods, net of a Value-Added Tax (“VAT”). All of the Company’s products that are sold in the PRC are subject to a Chinese value-added tax at a rate of 17% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing their finished product.

The Company recorded net VAT Payable in amounts of $43,542 and $225,223 as of June 30, 2012 and March 31, 2012, respectively.

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

The research and development expense for the three months ended June 30, 2012 and 2011 was $222,566 and $193,518, respectively.

Advertising costs

Advertising costs for newspaper and television are expensed as incurred.  The Company incurred advertising costs of $285,379 and $76,910 for the three months ended June 30, 2012 and 2011, respectively.

Mailing and handling costs

The Company accounts for mailing and handling fees in accordance with the FASB ASC 605-45 (Emerging Issues Task Force (EITF) Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs). The Company includes shipping and handling fees billed to customers in net revenues. Amounts incurred by the Company for freight are included in selling expenses. For the three months ended June 30, 2012 and 2011, the Company incurred $278,608 and $390,010 mailing and handling costs, respectively.

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

Net income (loss) per share (“EPS”)

Basic EPS excludes dilution and is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (convertible preferred stock, forward contracts, warrants to purchase common stock, contingently issuable shares, common stock options and warrants and their equivalents using the treasury stock method) were exercised or converted into common stock. There are 31,610,679 common stock equivalents available for dilution purposes as of June 30, 2012 and 2011.

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

As of June 30, 2012, the Company did not identify any financial instruments that are required to be presented on the balance sheet at fair value other than those whose carrying amounts approximate fair value due to their short maturities.

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

Translation adjustments resulting from this process amounted to $40,878 and $417,275 for the three months ended June 30, 2012 and 2011, respectively.

The following exchange rates were adopted to translate the amounts from RMB into United States dollars (“USD$”) for the respective periods:

	June 30, 2012	March 31, 2012	June 30, 2011
Three Months End RMB Exchange Rate (RMB/USD$)	6.3249	6.2943	6.4716
Average Period RMB Exchange Rate (RMB/USD$)	6.3074	6.3933	6.5011

Recent accounting pronouncements

In July 2012, FASB issued an amendment to the FASB Codification Topic 350 – Testing Indefinite-Lived Intangible Assets for Impairment. The objective of the amendments in this Update is to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. The amendments permit an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles – Goodwill and Other – General Intangibles Other than Goodwill. The more likely-than-not threshold is defined as having a likelihood of more than 50 percent. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company decided to adopt the amendment for the year starting with April 1, 2013. The Company does not expect the adoption of this pronouncement to have a significant impact on its financial condition or results of operations.

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

NOTE 3 – PREPAID ACCOUNTS

The prepaid account is a prepayment to Shandong YCT for purchase of its health products. The amount is $20,786 and $20,887 as of June 30, 2012 and March 31, 2012, respectively.

NOTE 4 - INVENTORY

Inventory consists of finished goods, work-in-process, and raw materials. No allowance for inventory was made for the three months ended June 30, 2012 and 2011.

The components of inventories as of June 30, 2012 and March 31, 2012 were as follows:

	Period Ended
	June 30, 2012	March 31, 2012
Raw materials	$750,363	$272,873
Work-in-progress	1,307,284	414,390
Finished goods	702,457	1,291,225
Total Inventories	$2,760,104	$1,978,488

NOTE 5 – PLANT, PROPERTY AND EQUIPMENT, NET

The components of property and equipment as of June 30, 2012 and March 31, 2012 were as follows:

	Period Ended
	June 30, 2012	March 31, 2012
Machinery & Equipment	$537,770	$538,461
Furniture & Fixture	163,740	164,536
Building	10,060,650	10,109,560
Subtotal	10,762,160	10,812,557
Less: Accumulated Depreciation	(1,237,215)	(1,149,219)
Total plant, property and equipment, net	$9,524,945	$9,663,338

The depreciation expense for the three months ended June 30, 2012 and 2011 was $87,996 and $127,654, respectively.

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

NOTE 7 - MAJOR CUSTOMER AND VENDOR

In the three months ended June 30, 2012, the Company mainly sells products to individual retail customers through nine major distributors.

For the three months ended June 30, 2012, the purchase from the three major vendors was $4,744,384, representing 92% of the Company’s total purchase for the quarter.

Shandong Kangyuan	2,667,460
Shandong YCT	1,342,190
Shandong Yongfeng	734,735
Total	$4,744,384

NOTE 8 - INTANGIBLE ASSETS, NET

The intangible assets of the Company consist of land use right and purchased patents.

Net land use right and purchased patents were as follows:

	Amortization	As of
	Period	June 30, 2012	March 31, 2012
Land use right	50 years	$1,604,452	$1,612,252
Less: Accumulated amortization		(185,224)	(178,052)
Land use right, net		1,419,228	1,434,200
Patent 1	16.5 years	7,272,842	7,308,199
Patent (non-US No. ZL200510045001.9)	13.75 years	9,802,526	9,850,182
Patent (non-US No. ZL200710013301.8)	14.95 years	1,581,053	1,588,739
Less: Accumulated amortization		(1,621,528)	(1,317,810))
Patents, net		$17,034,893	$17,429,310

The amortization expense of land use right for the three months ended June 30, 2012 and 2011 was $7,172 and $9,805, respectively.

The amortization expense of the patents for the three months ended June 30, 2012 and 2011 was $303,718 and $1,174,887, respectively.

NOTE 9 - TAX PAYABLE

Tax payable at June 30, 2012 and March 31, 2012 were as follows:

	As of
	June 31, 2012	March 31, 2012

Corporate Income Tax	$348,333	$774,423
Value-Added Tax	43,542	225,223
Other Tax & Fees	3,315	18,897

Total Tax Payable	$395,190	$1,018,543

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

For the quarters ended June 30, 2012 and 2011, Shandong Spring Pharmaceutical Co., Ltd. recorded income tax provisions of $743,226 and $412,051, respectively.

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

Other Liability $2,765,992 = 11,063,968 shares x $0.25

We recognized $2,765,992 as an “Other Liability” and an addition to the US patent, for the quarter ended September 30, 2011 and forward.

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

In addition, because the acquisition is not a certain future event as of October 21, 2011 and June 30, 2012, the Company considers the contingent obligation to repurchase its own shares as a written put option. Per ASC 480-10-30-7, all financial instruments, recognized under the guidance in Section 480-10-25, other than certain physically settled forward purchase contracts, shall be measured initially at fair value.

The fair value of the obligation on October 21, 2011 should be the market price of the shares that the Company is obligated to repurchase if the financing is not consummated and weighted by the probability of the Company failing to meet the financing target of $20,000,000 or achieving the listing on NASDAQ or a major foreign stock exchange. On October 21, 2011, the Company had issued and was obligated to issue 55,318,920 common shares to Dr. Liu. Therefore, the number of potential shares needed to repurchase was 55,318,920 on October 21, 2011 and June 30, 2012.

Determination of the market price of the shares:

Per ASC 820-10-20 “Readily Determinable Fair Value”, “ The fair value of an equity security is readily determinable if sales prices or bid-and-asked quotations are currently available on a securities exchange registered with the U.S. Securities and Exchange Commission (SEC) or in the over-the-counter market, provided that those prices or quotations for the over-the-counter market are publicly reported by the National Association of Securities Dealers Automated Quotations systems or by Pink Sheets LLC. Restricted stock meets that definition if the restriction terminates within one year. ” Because the sales price of the Company’s common stock was currently available in the over-the-counter market, the fair value of the company’s stock is readily determinable and is the sales price of the stock on October 21, 2011. Because the Company’s common stock was not traded on October 21, 2011, the closest quotations were the prices on October 23, 2011, which was $0.40/share; therefore, the fair values per share was $0.40 for October 21, 2011. As of June 30, 2012, the most recent quoted CYIG stock price was $0.10 (at June 26, 2012).

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

However, during March 2012, the Company was informed by its placement agent that it was highly unlikely that they could achieve the $20,00,000 financing by October 21, 2012. Therefore, the Company reassessed the probability of failing to achieve the financing target by October 21, 2012 to be 100% as of June 30, 2012 and March 31, 2012.

The fair value of the derivative obligation at June 30, 2012 and March 31, 2012 was calculated as follows:

$5,531,892 = 55,318,920 x $0.10/share x 100%

NOTE 13 - STOCKHOLDERS’ EQUITY

Stock Issued to Independent Directors

During the three months ended June 30, 2012, the Company issued an aggregate of 50,000 shares of its common stock to the Company’s three independent directors as compensation for their services. The shares were valued at $0.10 per share, which was the average market price of the common stock for the five days before the grant date. Therefore, the total amount of compensation in the form of issuing shares of common stock to the independent directors was $5,000 for the three months ended June 30, 2012.

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

As of June 30, 2012, the Company appropriated $956,633 to the statutory reserve.

Item 2. Management’s Discussion and Analysis of Financial Condition and Result of Operations.

You should read the following discussion together with our consolidated financial statements and the related notes included elsewhere in this Form 10-Q and our audited financial statements included in our Annual Report on Form 10-K for the year ended March 31,2012. This discussion contains forward-looking statements. These forward-looking statements are based on information available at the time the statements are made and/or management’s belief as of that time with respect to future events and involve risks and uncertainties that could cause actual results and outcomes to be materially different. Important factors that could cause such differences include but are not limited to: competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein and in other filings made by the company with the Securities and Exchange Commission. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, and therefore, you should not rely on these forward-looking statements as representing our views as of any date subsequent to the date this Form 10-Q is filed with the Securities and Exchange Commission.

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

Results of Operations – Three Months ended June 30, 2012 compared to the Three Months ended June 30, 2011

Net Sales

During the three months ended June 30, 2012, we realized $8,916,979 of sales revenue, an increase of 12% or $972,715 as compared to $7,944,264 for the same period in 2011.

We entered into a purchase and sale contract with Shandong Yong Chun Tang (“Shandong YCT”) on December 26, 2006 (the “Purchase and Sale Contract”), which sets forth the wholesale price that we pay to Shandong YCT for distributing their products. On February 9, 2010, we renewed the Purchase and Sale Contract with Shandong YCT for a term of five years ending on February 28, 2015. Pursuant to the renewed contract, we can purchase 10 types of health care supplement products from Shandong YCT on a fixed price, which were selected according to their sales volume and profit margin. For the three months ended June 30, 2012, 31% of our revenue were from the sale of the 10 products, compared to 35% in the three months ended June 30, 2011.

Since September 2009, we started to engage in the production and distribution of our own non-prescription drug, Huoliyuan Capsule, which is patented in China, and developed distribution channels for the drug. Our sales have increased since September 2009 as a result of the establishment of our manufacturing and distribution channels of Huoliyuan Capsule.

Since July 2010, the Company changed from being solely a distributor of Shandong YCT to both a manufacturer and distributor of our own products, the Huoliyuan Capsules. As a result, we obtained new customers and expanded our sales of Huoliyuann Capsules. The Huoliyuan Capsule product accounted for 64% of our revenue for the three months ended June 30, 2012, compared to 58% for the three months ended June 30, 2011.

The following table sets forth a sales breakdown comparison by product for the periods under review:

Sales from:	June 30, 2012	June 30, 2011	Change in $	Variance
Health care supplements	2,764,932	2,769,518	(4,586)	0%
Drugs	5,731,973	4,627,751	1,104,222	24%
Others	420,074	546,995	(126,921)	-23%
Total	8,916,979	7,944,264	972,715	12%

Cost of Goods Sold

Our costs of revenue were comprised primarily of the cost of finished goods we purchased from Shandong YCT, the manufacturing cost of Huoliyuan Capsules, and the raw materials we purchased from third party vendors. During the three months ended June 30, 2012, our cost of goods sold totaled $4,368,921, representing an increase of $786,576 or 22% as compared to $3,582,345 during the same period of 2011. The percentage of the costs of goods sold to total revenues increased to 49% from 45%, as compared to the same quarter of the previous year.

Gross Profit

Gross profit during the three months ended June 30, 2011 was $4,548,058, an increase of 4% or $186,193 as compared to the same period in the previous year. The increase in gross profit is a result of increased sales revenue exceeding the increase of cost of goods sold. Gross profit as a percentage of revenue was 51% during the three months ended June 30, 2012, a decrease of 7% as compared to the same period of the prior year. The decrease in gross profit and gross margin are primarily due to the increased cost of goods sold during the quarter ended June 30, 2012.

The following table sets forth a breakdown of our gross profits of different products during the three months ended June 30, 2012 and 2011:

	June 30, 2012	June 30, 2011	Change in $	Variance
Health care supplements	1,476,705	1,523,235	(46,529)	(3)%
Drugs	2,855,413	2,498,986	356,427	14%
Others	215,940	339,699	(123,759)	(36)%
Total	4,548,058	4,361,919	186,139	4%

Research and Development Expenses

Our R&D expenses during the three months ended June 30, 2012 and 2011 were $222,566 or approximate 2% of total corresponding revenue and $193,518 or approximate 2% of total corresponding revenue, respectively. Our long term goal is to utilize advanced biological technology to refine and extract the beneficial compounds in plants, primarily gingko, that has traditionally been known to have medicinal benefits. As of June 30, 2012, we have 25 employees working on R&D. In addition we maintain close ties to the research staffs at Tsinghua University, China Agriculture University, Shandong Herbal Medicine University, and the Shandong Herbal Medicine Research Institute.

Selling, General and Administrative Expenses (SG&A Expenses)

During the quarter ended June 30, 2012, our SG&A expenses consisted primarily of sales commissions, amortization expense, promotion expenses, freight charges and related compensation. Our overall SG&A expenses for three months ended June 30, 2012 were $1,357,587 or 15% of our net sales for the period, representing an decrease of 65% or $921,437 as compared with the SG&A expenses for the same period of the previous year. The decrease in our overall SG&A expenses was primarily due to the decrease of the selling expenses and the amortization expense of an acquired patent, which was written-off as of March 31, 2012.

Net Income

During the quarter ended June 30, 2012, we realized net income of $2,252,710, representing an 82% or $1,016,558 increase as compared to $1,236,152 during the quarter ended June 30, 2011. The increase of our net income was a result of the decrease in the selling expenses and the amortization expense for the US patent that was acquired in February 2011..

Liquidity and Capital Resources

Our principal sources of liquidity were primarily generated from our operations. As of June 30, 2012, Shandong Spring Pharmaceutical had $21,241,737 in working capital, an increase of $2,765,679 or 15% as compared to $18,476,058 in working capital at March 31, 2012. The increase in the working capital at June 30, 2012 was primarily due to the increase in inventory to $2,760,104 from $1,978,488 as of March 31, 2012. We purchased additional raw materials during the three months ended June 30, 2012 to maintain the inventory level. The increase was also due to a decrease in tax payable from $1,018,543 as of March 31, 2012 to $395,190 as of June 30, 2012. Value-Added Tax (“VAT”) payable decreased as a result of offsetting from the VAT the purchased raw materials.

Based on our current operating plan, we believe that existing cash and cash equivalents balance, and the funds to be generated by operations will be sufficient to meet our working capital and capital requirements for our current operations for at least the next 12 months. Our operations produced positive cash flow of $1,404,097 during the three months ended June 30, 2012. The Company reconciles its sales to the distributors’ records and recognizes revenue and accounts receivables at the end of each month. We did not have accounts receivable outstanding as of June 30, 2012. We expect our marketing activities to continue to help generate positive cash flow.  The development of our own manufacturing since fiscal year 2010 has put some pressure on our cash flow. We may be required to seek additional capital and reduce certain spending as needed on an on-going basis. There can be no assurance that any additional financing will be available on acceptable terms.

The following table sets forth a summary of our cash flows for the periods as indicated:

	Three months ended
	June 30, 2012	June 30, 2011
Net cash provided by operating activities	$1,294,912	$1,158,537
Net cash provided by (used in) investing activities	$(1,914)	$9,953,092
Net cash provided by financing activities	$-	$-
Effect of exchange rate change on cash and cash equivalents	$111,099	$(841,973)
Net increase in cash and cash equivalents	$1,404,097	$10,269,655
Cash and cash equivalents, beginning balance	$22,146,240	$6,046,804
Cash and cash equivalents, ending balance	$23,550,337	$16,316,460

Operating Activities

Net cash provided by operating activities was $1,294,912 for the three month period ended June 30, 2012, an increase of 12% or $136,375 from the $1,158,537 net cash provided by operating activities during the three month ended June 30, 2011. The increase was attributable to the increase in the net sales, the decrease in amortization expenses, and changes in accounts receivable and accounts payable.

Investing Activities

During the three months ended June 30, 2012, our net cash used by investing activities was $1,914, as compared to $9,953,092 as compared to net cash provided by investing activities during the same period ended June 30, 2011. The change was primarily due to the refund from Jining Tianruitong Technology Development Limited Company during the three months ended June 30, 2011.

Financing Activities

No net cash was provided or used by financing activities over the three months ended June 30, 2012 and 2011.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on their financial condition or results of operations.

Critical Accounting Policies

This section should be read together with the Summary of Significant Accounting Policies included as Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2012 and 10-Qs filed with the SEC.

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

Principles of consolidation

The consolidated financial statements for the three months ended June 30, 2012 and 2011 include the accounts of China YCT International Group, Inc and Shandong Spring Pharmaceutical Company. Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).  All significant inter-company balances and transactions are eliminated in consolidation.

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

Recent Accounting Pronouncements

In July 2012, FASB issued an amendment to the FASB Codification Topic 350 – Testing Indefinite-Lived Intangible Assets for Impairment. The objective of the amendments in this Update is to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. The amendments permit an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles – Goodwill and Other – General Intangibles Other than Goodwill. The more likely-than-not threshold is defined as having a likelihood of more than 50 percent. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company decided to adopt the amendment for the year starting with April 1, 2013. The Company does not expect the adoption of this pronouncement to have a significant impact on its financial condition or results of operations.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

The term “disclosure controls and procedures” (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10Q (the “Evaluation Date”). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were effective.

Changes in internal controls.

The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2012, and they have concluded that there was no change to the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending legal proceedings to which the Company is a party.

Item 1A. Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 26, 2012, the Company issued an aggregate of 50,000 shares of its common stock to the Company’s three independent directors as compensation for their services. The offer and sale of the common stock therein were exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof and Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Removed and Reserved

Item 5. Other Information

None

Item 6. Exhibits

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

XBRL Exhibit*

* To be filed with an amendment to this report on Form 10-Q/A.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA YCT INTERNATIONAL GROUP, LTD.

Date: August 13, 2012

/s/ Yan Tinghe

Yan Tinghe Chief Executive Officer

    (Principal Executive Officer)

/s/ Li Chuanmin

Li Chuanmin Chief Financial Officer

    (Principal Financial Officer)

