Form 10-Q/A
period 2012-06-30
China YCT International Group, Inc.
filed 2012-09-12
CIK 847464

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

EXPLANATORY NOTE – AMENDMENT

The sole purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 as filed with the Securities and Exchange Commission on September 9, 2011 (the “Form 10-Q”) is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

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

Item 6. Exhibits

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer *
32.1	Section 1350 Certification of Chief Executive Officer *
32.2	Section 1350 Certification of Chief Financial Officer *

XBRL Exhibit

101.INS XBRL Instance Document. †

101.SCH XBRL Taxonomy Extension Schema Document. †

101.CALXBRL Taxonomy Extension Calculation Linkbase Document. †

101.DEF XBRL Taxonomy Extension Definition Linkbase Document. †

101.LAB XBRL Taxonomy Extension Label Linkbase Document. †

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document. †

*These exhibits were previously included in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed on September 14, 2011.

† Furnished herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA YCT INTERNATIONAL GROUP, LTD.

By:

Date: September 11, 2012
/s/ Yan Tinghe
Yan Tinghe Chief Executive Officer
(Principal Executive Officer)

/s/ Li Chuanmin
Li Chuanmin Chief Financial Officer
(Principal Financial Officer)