Form 10-Q
period 2012-09-30
China YCT International Group, Inc.
filed 2012-11-14
CIK 847464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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
Development Zone.	273200
Gucheng Road Sishui County Shandong Province PR China
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the issuer’s common stock on November 12, 2012 was 73,780,610.

CHINA YCT INTERNATIONAL GROUP, INC.

FORM 10-Q

 QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

INDEX

Item 1. Financial Statement

CHINA YCT INTERNATIONAL GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

		UNIT: USD$
	September 30, 2012	March 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalent	$24,569,564	$22,146,240
Accounts receivable	-	115,938
Prepaid accounts	20,733	20,887
Inventory	3,761,605	1,978,488
Total current assets	28,351,902	24,261,553
Plant, property and equipment, net	9,411,982	9,663,338
Construction in progress	218,362	219,983
Intangible assets, net	18,090,089	18,863,510
Total assets	56,072,335	53,008,384

Liabilities and Stockholders’ Equity (Deficit)
Liabilities:
Current liabilities:
Tax payable	327,399	1,018,543
Other payable	4,689,403	4,766,952
Total current liabilities	5,016,802	5,785,495
Contingency	-	-
Derivative liabilities	1,106,378	5,531,892
Total liabilities	6,123,180	11,317,387

Stockholders’ Equity
Preferred stock, par value $500.00 per share; 45 shares authorized and issued at September 30, 2012 and March 31, 2012	22,500	22,500
Common stock, par value $0.001 per share; 100,000,000 and 100,000,000 shares authorized, 73,830,610 shares issued and outstanding at September 30, 2012; and 73,780,610 shares issued at March 31, 2012, respectively	73,830	73,780
Additional paid-in capital	36,884,593	36,879,643
Statutory reserve	956,633	956,633
Retained earnings	8,840,100	417,285
Accumulated other comprehensive income	3,171,499	3,341,156
Total stockholders’ equity	49,949,155	41,690,997
Total liabilities and stockholders’ equity	$56,072,335	$53,008,384

CHINA YCT INTERNATIONAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

UNIT: USD$
	FOR THE THREE MONTHS		FOR THE SIX MONTHS
	ENDED		ENDED
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011

Sales Revenue	$7,681,665	$8,421,007	$16,598,644	$16,365,271
Cost of Goods Sold	3,548,868	3,599,224	7,917,789	7,181,569
Gross Profit	4,132,797	4,821,783	8,680,855	9,183,702
Selling Expenses	794,120	612,003	1,664,324	1,791,555
G&A Expense	710,515	1,049,403	1,202,898	2,458,223
R&D Expenses	326,135	200,303	548,700	393,821
Total expense	1,830,769	1,861,709	3,415,922	4,643,599
Income from operation	2,302,028	2,960,074	5,264,933	4,540,103
Interest income (Expense)	30,761	75,961	58,792	144,135
Unrealized gain on derivative	4,425,514	-	4,425,514	-
Profit before tax	6,758,303	3,036,035	9,749,239	4,684,238
Income tax	583,197	759,009	1,326,424	1,171,060
Net income	6,175,105	2,277,026	8,422,815	3,513,178
Other comprehensive income
Foreign currency translation adjustment	(128,779)	443,485	(169,657)	848,649
Comprehensive income	$6,046,326	$2,720,511	$8,253,158	$4,362,827

Basic and diluted income per common share
Basic and Diluted	0.08	0.03	0.11	0.05

Weighted average number of common shares outstanding
Basic and Diluted	73,830,610	73,780,610	73,830,610	73,780,610

CHINA YCT INTERNATIONAL GROUP, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

									UNIT: USD$
	Preferred Stock
	Series A		Common shares		Additional	Statutory	Accumulated	Retained
	Shares	Amount	Shares	Amount	Paid-in capital	Reserve	OCI	Earnings	Total

Balance - March 31, 2012	45	$22,500	73,780,610	$73,780	$36,879,643	$956,633	3,341,156	$417,285	$41,690,997
Issuance of common shares to independent directors			50,000	50	4,950				5,000
Net income for the year								2,252,710	2,252,710
Other Comprehensive income, net of tax									-
Foreign currency translation adjustment							-40,878		-40,878

Balance - June 30, 2012	45	$22,500	73,830,610	$73,830	$36,884,593	$956,633	3,300,278	$2,669,995	$43,907,829
Net income for the year								6,170,105	6,170,105
Other Comprehensive income, net of tax									-
Foreign currency translation adjustment							-128,779		-128,779
Balance - September 30, 2012	45	$22,500	73,830,610	$73,830	$36,884,593	$956,633	3,171,499	$8,840,100	$49,949,155

CHINA YCT INTERNATIONAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
(Unaudited)

		UNIT: USD$
	SIX MONTHS ENDED
	September 30, 2012	September 30, 2011
Cash Flows From Operating Activities:
Net income	8,422,815	$3,513,178
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	799,809	2,257,176
Issue of common shares as compensation	5,000	-
Unrealized gain on derivative	(4,425,514)	-
Changes in operating assets and liabilities:
Inventory	(1,783,117)	(1,745,214)
Accounts receivable	115,938	-
Taxes payable	(691,144)	(699,196)
Accrued expenses and other payables	(77,551)	(113,352)
Net cash provided by (used in) operating activities	2,366,236	3,212,592
Cash flows from investing activities:
Addition to plant and equipment	(2,695)	-
Prepayment/(deposit) to Jining Tianruitong for purchase of patents	-	9,948,966
Net cash provided by (used in) investing activities	(2,695)	9,948,966
Effect of exchange rate changes on cash and cash equivalents	59,783	488,642
Net increase (decrease) in cash and cash equivalents	2,423,324	13,650,200
Cash and cash equivalents at beginning of period	22,146,240	6,046,804
Cash and cash equivalents at ending of period	24,569,564	$19,697,004
		-
Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$58,792.00	$-
Income taxes	$2,017,568	$1,355,915
Non-cash investing activities:
Non-cash financing activities:
Stock issued for services	50,000	-

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

Income taxes

The Company accounts for income tax under the asset and liability method as stipulated by ASC 740 formerly Statement of Financial Accounting Standards (”SFAS”) No. 109, “ Accounting for Income Taxes ”, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the financial statements or tax returns. Deferred Income taxes are recognized for all significant temporary differences between tax and financial statements bases of assets and liabilities. Valuation allowances are established against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company did not recognize any deferred tax amount at September 30, 2012 and March 31, 2012.

China YCT International, Inc. is a holding company of Shandong Spring Pharmaceutical Co., Ltd and does not have any operating activities. Although the contract for the acquisition of the US patent acquired in February 2011 from LY Research Corp. was executed by the holding company, in substance, the patent was acquired by the Company’s operating entity in China. Therefore, the patent related income or expense does not incur any US income tax liabilities.

Value-added tax

Sales revenue represents the invoiced value of goods, net of a Value-Added Tax (“VAT”). All of the Company’s products that are sold in the PRC are subject to a Chinese value-added tax at a rate of 17% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing their finished product.

The Company recorded net VAT Payable in amount of $127,232 and $225,223 as of September 30, 2012 and March 31, 2012, respectively.

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

The research and development expense for the three months ended September 30, 2012 and 2011 was $326,135 and $200,303, respectively.

The research and development expense for the six months ended September 30, 2012 and 2011 was $548,700 and $ 393,821, respectively.

Advertising costs

Advertising costs for newspaper and television are expensed as incurred.

The Company incurred advertising costs of $315,736 and $155,821 for the three months ended September 30, 2012 and 2011, respectively.

The Company incurred advertising costs of $601,115 and $232,731 for the six months ended September 30, 2012 and 2011, respectively.

Mailing and handling costs

The Company accounts for mailing and handling fees in accordance with the FASB ASC 605-45 ( Emerging Issues Task Force ( EITF ) Issue No . 00-10 , Accounting for Shipping and Handling Fees and Costs ). The Company includes shipping and handling fees billed to customers in net revenues. Amounts incurred by the Company for freight are included in cost of goods sold.

For the three months ended September 30, 2012 and 2011, the Company incurred $267,985 and $271,144 mailing and handling costs, respectively.

For the six months ended September 30, 2012 and 2011, the Company incurred $546,592 and $661,154 mailing and handling costs, respectively.

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

There are 31,610,679 common stock equivalents available for dilution purposes as of September 30, 2012 and 2011, respectively.

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

As of September 30, 2012, the Company did not identify any financial instruments that are required to be presented on the balance sheet at fair value other than those whose carrying amounts approximate fair value due to their short maturities.

Foreign currency translation

The accounts of the Company’s Chinese subsidiary are maintained in the RMB and the accounts related to the U.S. parent company are maintained in the USD. The accounts of the Chinese subsidiary were translated into USD in accordance with Accounting Standards Codification (“ASC”) Topic 830 “Foreign Currency Matters,” with the RMB as the functional currency for the Chinese subsidiary. According to Topic 830, all assets and liabilities were translated at the exchange rate on the balance sheet date; stockholders’ equity is translated at historical rates and statement of income items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC Topic 220, “Comprehensive Income.” Gains and losses resulting from the translations of foreign currency transactions and balances are reflected in the statements of income.

Translation adjustments resulting from this process amounted to $3,171,499 and $3,341,156 as of September 30, 2012 and March 31, 2012, respectively.

The following exchange rates were adopted to translate the amounts from RMB into United States dollars (“USD$”) for the respective periods:

	September 30,	March 31,	September 30,
	2012	2012	2011
Quarter End RMB Exchange Rate (RMB/USD$)	6.3410	6.2943	6.3549
Quarterly Average RMB Exchange Rate (RMB/USD$)	6.3344	6.3933	6.4176

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

NOTE 3 – PREPAID ACCOUNTS

The prepaid account is a prepayment to Shandong YCT for purchase of its health products. The amount is $20,733 and $20,887 as of September 30, 2012 and March 31, 2012, respectively.

NOTE 4 - INVENTORY

Inventory consists of finished goods, work-in-process, and raw materials. No allowance for inventory was made for the three months and six months ended September 30, 2012 and 2011. The components of inventories were as follows:

	Period Ended
	September 30,	March 31,
	2012	2012
Raw materials	$1,233,664	$272,873
Work-in-progress	1,201,839	414,390
Finished goods	1,326,102	1,291,225
Total Inventories	$3,761,605	$1,978,488

NOTE 5 – PLANT, PROPERTY AND EQUIPMENT, NET

The components of property and equipment were as follows:

	Period Ended
	September 30,	March 31,
	2012	2012
Machinery & Equipment	$539,100	$538,461
Furniture & Fixture	163,324	164,536
Building	10,035,106	10,109,560
Subtotal	10,737,530	10,812,557
Less: Accumulated Depreciation	(1,325,548)	(1,149,219)
Total plant, property and equipment, net	$9,411,982	$9,663,338

The depreciation expense for the three months ended September 30, 2012 and 2011 was $176,330 and $27,549, respectively.

The depreciation expense for the six months ended September 30, 2012 and 2011 was $264,327 and $155,203, respectively.

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

NOTE 7 - MAJOR CUSTOMER AND VENDOR

In the three and six months ended September 30, 2012, the Company mainly sells products to individual retail customers through nine major distributors.

For the three months ended September 30, 2012, the purchase from three major vendors was $2,898,140, representing 64% of the Company’s total purchases for the quarter.

For the six months ended September 30, 2012, the purchase from three major vendors was $7,642,524, representing 79% of the Company’s total purchases for the period.

NOTE 8 - INTANGIBLE ASSETS, NET

The intangible assets of the Company consist of land use right and purchased patents.

Net land use right and purchased patents were as follows:

	Amortization	As of
	Period	September 30, 2012	March 31, 2012
Land use right	50 years	$1,600,378	$1,612,252
Less: Accumulated amortization		(192,766)	(178,052)
Land use right, net		1,407,613	1,434,200
Patent 1	16.5 years	7,254,375	7,308,199
Patent (non-US No. ZL200510045001.9)	13.75 years	9,777,638	9,850,182
Patent (non-US No. ZL200710013301.8)	14.95 years	1,577,038	1,588,739
Less: Accumulated amortization		(1,926,575)	(1,317,810))
Patents, net		$16,682,476	$17,429,310

The amortization expense of land use right for the three months ended September 30, 2012 and 2011 was $14,714 and $10,677, respectively.  The amortization expense of patents for the three months ended September 30, 2012 and 2011 was $608,765 and $720,903, respectively.

The amortization expense of land use right for the six months ended September 30, 2012 and 2011 was $21,886 and $20,482, respectively.  The amortization expense of patents for the six months ended September 30, 2012 and 2011 was $912,483 and $1,895,790, respectively.

NOTE 9 - TAX PAYABLE

Tax payable as of September 30, 2012 and March 31, 2012 were as follows:

	As of
	September 30,	March 31,
	2012	2012

Corporate Income Tax	$190,156	$774,423
Value-Added Tax	127,232	225,223
Other Tax & Fees	10,011	18,897

Total Tax Payable	$327,399	$1,018,543

NOTE 10 - INCOME TAXES

Shandong Spring Pharmaceutical Co., Ltd is subject to the Enterprise income tax (“EIT”) at a statutory rate of 25%.

The expense associated with the recognition of a contingent obligation under ASC 480-10-25-8, is not tax deductible in China. Per ASC 740-10-25-3A, “An excess of the amount for financial reporting over the tax basis of an investment in a foreign subsidiary or a foreign corporate joint venture that is essentially permanent in duration. ” Therefore, the tax difference in the amount of $1,382,973 ($5,531,892 x 25% tax rate) caused by expense recognized on our book but not in the Chinese tax purpose at March 31, 2012 will be a permanent difference. At September 30, 2012, such tax difference is off-set by $1,106,378 ($4,425,514 x 25%) for the income recognized due to adjustment to the contingent obligation on our book but not for Chinese tax purpose. The net tax difference is amounted to $276,595 ($1,106,378 x 25%) at September 30, 2012.

In addition, the loss from impairment of the US patent is not tax deductible in China. Therefore, the tax difference in the amount of $7,920,122 ($31,680,487 x 25%) caused by loss recognized on our book but not for the Chinese tax purpose at March 31, 2012 will be a permanent difference.

For the three months ended September 30, 2012 and 2011, Shandong Spring Pharmaceutical Co., Ltd. recorded income tax provisions of $583,197 and $759,009, respectively.

For the six months ended September 30, 2012 and 2011, Shandong Spring Pharmaceutical Co., Ltd. recorded income tax provisions of $1,326,424 and $1,171,060, respectively.

NOTE 11 – OTHER LIABILITY

On February 28, 2011, the Company entered into a purchase agreement with L.Y. Research Corp., a New Jersey corporation (“LY Research”), which purchase agreement was amended and restated on August 15, 2011 and amended on October 21, 2011 (the “Purchase Agreement). Pursuant to the terms of the Purchase Agreement, the Company acquired a patent (the “LY Patent”) from L.Y. (HK) Biotech Limited, a wholly owned company by L.Y. Research Corp., in exchange for 44,254,952 shares of the Company’s common stock at inception date. In addition, there will be two contingent considerations of total 31,610,544 shares to be issued upon the occurrences of some pre-determined events. The first contingent consideration of 11,063,968 shares was to be issued upon the Company’s stock being listed on OTCBB or OTCQB.

Because the obligation to issue additional shares to LY Research Cop is contingent upon the occurrence of certain predetermined events, the liability is recognized when the contingencies are resolved. On September 9, 2011, LY Research Corp became entitled to the issuance of 11,063,968 shares of common stock upon the occurrence of the quotation of the Company’s common stock on the OTCQB. Therefore, the liability to issue 11,063,968 shares of common stock was to be recorded for the quarter ended September 30, 2011 and forward.

The amount of the liability was calculated by multiplying the 11,063,968 shares of stock by the quoted average stock price on September 9, 2011. The stock price per share on September 9, 2011 was $0.25. The calculation of the liability to issue 11,063,968 shares of the common stocks is as followed:

Other Liability $2,765,992 = 11,063,968 shares x $0.25

We recognized $2,765,992 as an “Other Liability” and an addition to the US patent, for the quarter ended September 30, 2011 and forward. The Patent was written-off as of March 31, 2012 due to impairment.

NOTE 12 – DERIVATIVE LIABILITY

On February 28, 2011, the Company entered into a purchase agreement with L.Y. Research; and the Purchase Agreement was amended and restated on August 15, 2011. Pursuant to the terms of the Purchase Agreement, the Company acquired the LY Patent from L.Y. (HK) Biotech Limited, in exchange for 44,254,952 shares of common stock at the acquisition date. In addition, 11,063,968 shares of common stock were to be issued to the seller upon the occurrence of the quotation of the Company’s common stock on the OTCQB or OTCBB; and 20,546,711 shares were to be issued to the seller upon the receipt by the Company of a minimum of $20,000,000 in gross proceeds from a debt or equity financing, or a series of debt and/or equity financings (the “Financing”); or upon the quotation of its common stock on NASDAQ or a major stock exchange located outside of the United States (collectively, “Events”). On September 9, 2011, the Company’s stock became quoted at OTCQB; therefore, 11,063,968 shares of common stock became issuable on September 9, 2011.

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

In addition, because the acquisition is not a certain future event as of October 21, 2011 and September 30, 2012, the Company considers the contingent obligation to repurchase its own shares as a written put option. Per ASC 480-10-30-7, all financial instruments, recognized under the guidance in Section 480-10-25, other than certain physically settled forward purchase contracts, shall be measured initially at fair value.

The fair value of the obligation on October 21, 2011 should be the market price of the shares that the company is obligated to repurchase if the financing is failing and weighted by the probability of the Company failing to meet the financing target of $20,000,000 or achieving the listing on NASDAQ or a major foreign stock exchange. On October 21, 2011, the company had issued and was obligated to issue 55,318,920 common shares to Dr. Liu. Therefore, the number of potential shares needed to be repurchased was 55,318,920 on October 21, 2011 and September 30, 2012.

Determination of the market price of the shares:

Per ASC 820-10-20 “Readily Determinable Fair Value”, “ The fair value of an equity security is readily determinable if sales prices or bid-and-asked quotations are currently available on a securities exchange registered with the U.S. Securities and Exchange Commission (SEC) or in the over-the-counter market, provided that those prices or quotations for the over-the-counter market are publicly reported by the National Association of Securities Dealers Automated Quotations systems or by Pink Sheets LLC. Restricted stock meets that definition if the restriction terminates within one year. ” Because the sales price of the company’s common stock shares was currently available in the over-the-counter market, the fair value of the company’s stock is readily determinable and is the sales price of the stock on October 21, 2011. Because the company’s common stock was not traded on October 21, 2011, the closest quotations were the prices on October 23, 2011, which was $0.40/share; therefore, the fair values per share for were $0.40 for October 21, 2011. As of September 30, 2012, the most recent quoted CYIG stock price was $0.02 (at September 28, 2012).

Determination of the probability of the Company failing to meet the predetermined event:

The Company determined that on October 21, 2011, the chance that the final contingency would not be met, thereby triggering our obligation to repurchase those shares, was around 15% based on the reasons described in its amended 10Q for the quarter ended December 31, 2011. Therefore, the Company recognized $3,319,135 as a derivative liability as of December 31, 2011. However, during March 2012, the Company was informed by its placement agent that it was highly unlikely that they could achieve the $20 million financing by October 21, 2012. Therefore, the Company reassessed the probability of failing to achieve the financing target by October 21, 2012 to be 100% as of September 30, 2012 and March 31, 2012.

The fair value of the derivative obligation was calculated as follows:

$1,106,378 = 55,318,920 x $0.02/share x 100% at September 30, 2012, and

$5,531,892 = 55,318,920 x $0.10/share x 100% at March 31, 2012.

The fair value of the derivative obligation was decreased by $4,425,514 at September 30, 2012 as a result of the CYIG stock price change.

NOTE 13 – UNREALIZED GAIN ON FAIR VALUE OF DERIVATIVE

Unrealized gain on derivatives reflects a non-cash adjustment for changes in fair value of the Company’s derivative liability. The Company incurred unrealized gain on derivative liability of $4,425,514 for the three and six months ended September 30, 2012. The unrealized gain on derivative reflected reduced fair value of the derivative liabilities resulting from the decrease in the market value of the CYIG stock. See Note 12 for valuation of the derivative liability.

NOTE 14 - STOCKHOLDERS’ EQUITY

Stock Issued to Independent Directors

The total amount of the compensation in the form of issuing shares of common stock to the independent directors was $50 and $22,222 for the years ended September 30, 2012 and March 31, 2012, respectively.

Stock Issued for Acquisition of Patent

On February 28, 2011, the Company issued 44,254,952 shares of common stock, as a partial of total considerations to acquire a U.S. patent No. 6,475,531 B1 titled “Safe Botanical Drug for Treatment and Prevention of Influenza and Increasing Immune Function”) from L.Y. Research Corp., a New Jersey Corporation.   The shares of the common stock were valued at the average closing market price on February 28, 2011 in the amount of $32,748,665.

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

As of September 30, 2012, the Company appropriated $956,633 to the statutory reserve.

NOTE 15 – SUBSEQUENT EVENT

On February 28, 2011, the Company acquired an US patent from L.Y. Hong Kong Biotech Limited (“LYHK”), L.Y. Research Corp’s wholly owned subsidiary incorporated in Hong Kong, China, in exchange for 44,254,952 shares of common stock at the acquisition date. In addition, 11,063,968 shares of common stock became issuable to the seller upon the occurrence of the quotation of the Company’s common stock on the OTCBB on September 9, 2011. The consideration of $32,748,665 at inception was calculated by multiplying 44,254,952 common stock shares by the Company’s quoted stock price of $0.74 per share on February 28, 2011. It is being amortized over the shorter of its remaining legal life, 9.9 years, or its useful life, on a straight-line basis. An additional consideration of $2,765,992 was calculated by multiplying 11,063,968 common stock shares by the Company’s quoted price of $0.25 per share on September 9, 2011 when the Company’s stock was successfully listed on the OTCQB and the L.Y. Research Corp was entitled to the 11,063,968 shares of the common stock. However, at the year ended on March 31, 2012, the Company reassessed the value of this patent for an impairment analysis. Per the impairment analysis, the Company determined that the patent’s value was impaired, therefore, the net carrying value of the patent was written off as of March 31, 2012.

In accordance with the agreement between the Company and L.Y. Research Corp, the patent will be returned to L.Y. Research Corp. and the shares issued to LYHK will be returned to the Company effective October 21, 2012 if the $20 million financing target is not achieved.

As of October 21, 2012, the targeted financing did not occur; therefore, the patent is to be returned to L.Y. Research Corp. and the shares issued (or issuable) to LYHK are to be returned to the Company. The actual return of the patent and shares will be accounted for when they occur. Such event will have no impact on the Company’s results of current operations.

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

Results of Operations – for the Three Months ended September 30, 2012 and 2011:

The following table sets forth information from our statements of operations for the three months ended September 30, 2012 and 2011, in dollars:

	Three Months Ended
	September 30		$	%
	2012	2011	Change	Change	Notes
Revenues	7,681,665	8,421,007	(739,342)	-8.8%

Cost of Sales	(3,548,868)	(3,599,224)	50,356	-1.4%

Gross Profit	4,132,797	4,821,783	(688,986)	-14.3%

Operating Expenses	(1,830,769)	(1,861,709)	30,940	-1.7%

Operating Income	2,302,028	2,960,074	(658,046)	-22.2%

Interest Income, net	30,761	75,961	(45,200)	-59.5%

Unrealized Gain on Derivative	4,425,514	-	4,425,514	100%

Income Tax Provision	(583,197)	(759,009)	175,812	-23.2%

Net Income	6,175,105	2,277,026	3,898,079	171.2%

Other Comprehensive Income (Loss)	(128,779)	443,485	(572,264)	-129.0%

Net sales

During the three months ended September 30, 2012, we had net sales of $7,681,665, as compared with net sales of $8,421,007 for the same period in 2011, a decrease of $739,342, or 8.8% due to market conditions.

We entered into a purchase and sale contract with Shandong Yong Chun Tang (“Shandong YCT”) on December 26, 2006 (the “Purchase and Sale Contract”), which sets forth the wholesale price that we pay to Shandong YCT for distributing their products. On February 9, 2010, we renewed the Purchase and Sale Contract with Shandong YCT for a term of five years ending on February 28, 2015. Pursuant to the renewed contract, we can purchase 10 types of health care supplement products from Shandong YCT on a fixed price, which were selected according to their sales volume and profit margin. For the three months ended September 30, 2012, 33% of our revenue was from the sale of the health care supplement products, compared to 37% in the three months ended September 30, 2011.

Since September 2009, we started to engage in the production and distribution of our own non-prescription drug, Huoliyuan Capsule, which is patented in China, and developed distribution channels for the drug. Our sales have increased since September 2009 as a result of the establishment of our manufacturing and distribution channels of Huoliyuan Capsule. Since July 2010, the Company changed from being solely a distributor of Shandong YCT to both a manufacturer and distributor of our own products, the Huoliyuan Capsules. As a result, we obtained new customers and expanded our sales of Huoliyuan Capsules. The Huoliyuan Capsule product accounted for 60% of our revenue for the three months ended September 30, 2012, compared to 57% for the three months ended September 30, 2011.

The following table presents the breakdown of revenues by product mix:

	3-mon ended	3-mon ended
	Sep 30, 2012	Sep 30, 2011	Change in $	Variance
Health care supplements	2,540,831	3,081,125	(540,294)	-17.5%
Drugs	4,587,621	4,794,507	(206,886)	-4.3%
Others	553,213	545,375	7,838	1.4%
Total	7,681,665	8,421,007	(739,342)	-8.8%

Cost of Sales

Our costs of revenue were comprised primarily of the cost of finished goods we purchased from Shandong YCT, the manufacturing cost of Huoliyuan Capsules, and the raw materials we purchased from third party vendors. During the three months ended September 30, 2012, we had cost of sales of $3,548,868 as compared with cost of sales of $3,599,224 during the same period in 2011, a decrease of approximately $50,356, or 1.4%. The percentage of the costs of sales to total revenues increased to 46% from 43% as compared to the same quarter of the previous year, primarily due to an increase in the market price for raw materials.

Gross Profit

As a result of the changes in sales and costs, gross profit during the three months ended September 30, 2012 was $4,132,797, a decrease of $688.986 or 14.3% as compared to the same period in the previous year. Our gross margin decreased to 53.8% during the three months ended September 30, 2012 from 57.3% during the three months ended September 30, 2011.

The following table sets forth a breakdown of our gross profits of different products during the three months ended September 30, 2012 and 2011:

	3-mon ended	3-mon ended
	Sep 30, 2012	Sep 30, 2011	Change in $	Variance
Health care supplements	1,377,268	1,682,294	(305,026)	(18.1)%
Margin (%)	54.2%	54.6%
Drugs	2,271,064	2,579,445	(308,381)	(12.0)%
Margin (%)	49.5%	53.8%
Others	484,465	560,044	(75,579)	(13.5)%
Margin (%)	87.6%	102.7%
Total	4,132,797	4,821,783	(688,986)	(14.3)%

Selling Expenses

Our selling expenses increased by $182,117 or 29.8% to $794,120 for the three months ended September 30, 2012, from $612,003 for the same period of 2011. As a percentage of sales, selling expenses increased to 10.3% for the three months ended September 30, 2011 from 7.3% for the same period in 2011. The increase of selling expenses was primarily due to increase in advertising and promotion expenses related to marketing and promotional activities in our Huoliyuan Capsule markets.

General and Administrative Expenses

Our general and administrative expenses were $710,515 during the three months ended September 30, 2012, compared with $1,049,403 during the three months ended September 30, 2011, a decrease of $338,888 or approximately 32.3%. The decrease in general and administrative expenses was principally due to the amortization expense accrued for the acquired US Patent (U.S. No. 6,475,531 B1) in 2011. During the three months ended September 30, 2011, the amortization expense of this patent was $1,415,308. The US patent was written-off as of March 31, 2012 due to impairment. Therefore, no amortization expense occurred for the three months ended September 30, 2012. On the other hand, during the three months ended September 30, 2012, the General and Administration Expenses include an additional salary payment of $220,226 for employees’ holiday bonuses.

Research and Development Expenses

Research and development expenses were $326,135 during the three months ended September 30, 2012 compared with $200,303 during the three months ended September 30, 2011, an increase of $125,823 or 62.8%, reflecting the increased expenses related to investments in new technologies and products that can be utilized to refine and extract the beneficial compounds from plants, primarily gingko.

Interest Income (Expense), Net

Interest income was $30,761 for the three months ended September 30, 2012, decreased by $45,200 or 59.5%, compared to the three months ended September 30, 2011. There were favorable interest arrangements offered by our banks for the three months ended September 30, 2011. However, these arrangements were no longer available for the three months ended September 30, 2012. There was no interest expense as we did not have any outstanding loans from banks or other parties.

Unrealized Gain on Derivative

Unrealized gain on derivative was $4,425,514 for the three months ended September 30, 2012, which was resulted from the fair value adjustment of our derivative liability due to the decrease of CYIG stock price.

Income Tax

Income tax was $583,197 during the three months ended September 30, 2012, as compared to $759,009 for the same period of 2011, a decrease of $175,812 or approximately 23.2%. The decrease was primarily due to the decreased taxable income (excluding unrealized gain on derivative) during the three months ended September 30, 2012.

Net Income

As a result of the above factors, we had a net income of $6,175,105 during the three months ended September 30, 2012, compared with a net income of $2,277,026 during the three months ended September 30, 2011.

Other Comprehensive Income

As a result of the currency translation adjustment, we had other comprehensive loss of $128,779 during the quarter ended September 30, 2012, compared with other comprehensive income of $443,485 during the quarter ended September 30, 2011 due to exchange rate fluctuations from Chinese RMB, the functional currency used in our Chinese subsidiary, to US dollar, our reporting currency.

Results of Operations – for the Six Months ended September 30, 2012 and 2011:

The following table sets forth information from our statements of operations for the six months ended September 30, 2012 and 2011, in dollars:

	Six Months Ended
	September 30		$	%
	2012	2011	Change	Change	Notes
Revenues	16,598,644	16,365,271	233,373	1.4%

Cost of Sales	(7,917,789)	(7,181,569)	(736,220)	10.3%

Gross Profit	8,680,855	9,183,702	(502,847)	-5.5%

Operating Expenses	(3,415,922)	(4,643,599)	1,227,677	-26.4%

Operating Income	5,264,933	4,540,103	724,830	16.0%

Interest Income, net	58,792	144,135	(85,343)	-59.2%

Unrealized Gain on Derivative	4,425,514	-	4,425,514	100.0%

Income Tax Provision	(1,326,424)	(1,171,060)	(155,364)	13.3%

Net Income	8,422,815	3,513,178	4,909,637	139.7%

Other Comprehensive Income (Loss)	(106,657)	848,649	(1,018,306)	-120.0%

Net sales

During the six months ended September 30, 2012, we had net sales of $16,598,644, as compared with net sales of $16,365,271 during the same period in 2011, an increase of $233,373 or 1.4%.

For the six months ended September 30, 2012, 32% of our revenue was from the sale of the 10 products distributed for Shandong YCT, compared to 36% in the six months ended September 30, 2011. The Huoliyuan Capsule products accounted for 62% of our revenue for the six months ended September 30, 2012, compared to 58% for the six months ended September 30, 2011.

The following table presents the breakdown of revenues by product mix:

	6-mon ended	6-mon ended
	Sep 30, 2012	Sep 30, 2012	Change in $	Variance
Health care supplements	5,305,763	5,850,643	(544,880)	-9.3%
Drugs	10,319,594	9,422,258	897,336	9.5%
Others	973,287	1,092,370	(119,083)	-10.9%
Total	16,598,644	16,365,271	233,373	1.4%

Cost of Sales and Gross Margin

During the six months ended September 30, 2012, we had cost of sales of $7,917,789, as compared with cost of sales of $7,181,569 during the same period in 2011, an increase of approximately $736,220, or 10.3%, reflecting the increase in net sales and raw material price increase.

The gross profit reduced to $8,680,855 for the six months ended September 30, 2012, or a 5.5% decrease compared with $9,183,702 during the same period in 2011. Our gross margin decreased to 52.3% during the six months ended September 30, 2012 from 56.1% during the six months ended September 30, 2011.  The percentage of our cost of sales over the sales of distributing Shandong YCT products was increased to 46.2% for the six months ended September 30, 2012 from 45.2% for the same period in previous year. The percentage of our cost of sales over the sales for Huoliyuan Capsules was up to 50.3% for the six months ended September 30, 2012 from 46.1% for the same period in 2011 because of raw material cost increase.  In addition, beginning with the fiscal year of 2011, we obtained new contracts from external customers to process and package their semi-finished products.  The gross margin from sales of these products were rather high, nearly 72% for the six months ended September 30, 2012, compared to 72.5% for the six months ended September 30, 2011.

Selling Expenses

Our selling expenses decreased by $127,231, or 7.1%, to $1,664,324 for the six months ended September 30, 2012, from $1,791,555 for the same period of 2011. As a percentage of sales, selling expenses decreased slightly from 10.9% for the six months ended September 30, 2011 to 10.0% for the same period of 2012.

General and Administrative Expenses

Our general and administrative expenses were $1,202,898 during the six months ended September 30, 2012, compared with $2,458,223 during the six months ended September 30, 2011, a decrease of $1,255,325 or approximately 89.1%. The decrease in general and administrative expenses was principally due to the amortization expense recorded for the acquired US Patent (U.S. No. 6,475,531 B1) in 2011. During the six months ended September 30, 2011, the amortization expense of this patent was $2,830,616. The US Patent was written-off as of March 31, 2012 due to impairment. Therefore, there was no amortization for the six months ended September 30, 2012.

Research and Development Expenses

Research and development expenses were $548,700 during the six months ended September 30, 2012 compared with $393,821 during the six months ended September 30, 2011, an increase of $154,879, or 39.3%, reflecting the increased expenses related to investments in future new technologies and products that can be utilized to refine and extract the beneficial components from plants, primarily gingko.

Interest Income

Interest income was $58,792 for the six months ended September 30, 2012, decreased by $85,343 or 59.2%, compared to $144,135 for the six months ended September 30, 2011. There were favorable interest arrangements offered by our banks for the six months ended September 30, 2011. However, these arrangements were no longer available for the current year.

Unrealized Gain on Derivative

Unrealized gain on derivative was $4,425,514 for the six months ended September 30, 2012, which was resulted from the fair value adjustment of our derivative liability due to the decrease of CYIG stock price.

Income Tax

Income tax was $1,326,424 during the six months ended September 30, 2012, as compared to $1,171,060 for the same period of 2011, an increase of $155,364, or approximately 13.3%. The increase was primarily due to the increased taxable income (excluding unrealized gain on derivative) during the six months ended September 30, 2012.

Net Income

As a result of the factors described above, we generated net income of $8,422,815 during the six months ended September 30, 2012, as compared with net income of $3,513,178 during the six months ended September 30, 2011.

Other Comprehensive Income

As a result of a currency translation adjustment, other comprehensive loss was $169,657 during the six months ended September 30, 2012, compared with other comprehensive income of $848,649 during the six months ended September 30, 2011; which is mainly attributable to the exchange rate fluctuations from Chinese RMB, the functional currency used in our Chinese subsidiary, to US dollar, our reporting currency.

Liquidity and Capital Resources

Our principal sources of liquidity were primarily generated from our operations. As of September 30, 2012, we had $23,335,100 in working capital, an increase of $4,859,042 or 26% as compared to $18,476,058 in working capital at March 31, 2011. We purchased additional raw materials during the six months ended September 30, 2012 to maintain the inventory level. The decrease in tax payable also contributed to the increase in working capital.

Based on our current operating plan, we believe that existing cash and cash equivalents balances, and the funds to be generated by operations will be sufficient to meet our working capital and capital requirements for our current operations for at least the next 12 months. Our operations produced positive cash flow of $2,366,236 during the six months ended September 30, 2012. We did not have accounts receivable outstanding as of September 30, 2012. We expect our marketing activities to continue to help generate positive cash flow.  The operations of our own manufacturing since fiscal year 2010 have put some pressure on our cash flow. We may be required to seek additional capital and reduce certain spending as needed on an on-going basis. There can be no assurance that any additional financing will be available on acceptable terms.

The following table sets forth a summary of our cash flows for the period as indicated:

	Six months ended
	Sep 30, 2012	Sep 30, 2011	Change in $	%
Net cash provided by operating activities	$2,366,236	$3,212,592	(846,356)	-26.3%
Net cash provided by(used in) investing activities	$(2,695)	$9,948,966	(9,951,661)	-100.0%
Net cash provided by financing activities	$-	$-	-	-
Effect of exchange rate change on cash and cash equivalents	$59,783	$488,642	(428,859)	-87.8%
Net increase in cash and cash equivalents	$2,423,324	$13,650,200	(11,226,876)	-82.2%
Cash and cash equivalents, beginning balance	$22,146,240	$6,046,804	16,099,436	266.2%
Cash and cash equivalents, ending balance	$24,569,564	$19,697,004	4,872,560	24.7%

Operating Activities

For the six months ended September 30, 2012, net cash provided by operating activities was $2,366,236, compared to $3,212,592 for the same period in 2011. The primary reason for the change was mainly the result of the increased net income, off-set by the non-cash items. The depreciation and amortization expenses were decreased from $2,257,176 for the six months ended September 30, 2011 to $799,809 for the six months ended September 31, 2012.  The decrease in depreciation and amortization expenses was due to the recognized amortization expense of $2,830,617 associated with the US patent in 2011. The patent was written-off as of March 31, 2012 due to impairment. In addition, the unrealized gain on derivative was increased by $4,425,514 during the six months ended September 30, 2012.

Investing Activities

Net cash used in investing activities was $2,695 for the six months ended September 30, 2012 as compared to cash provided by investing activities of $9,948,966 for the six months ended September 30, 2011 as we received a refund of $10.1M from Jining Tianruitong Technology Development Limited Company, the owner of the patents, during the six months ended September 30, 2011.

Financing Activities

There were no financing activities for the six months ended September 30, 2012 and 2011.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on their financial condition or results of operations.

Critical Accounting Policies

This section should be read together with the Summary of Significant Accounting Policies included as Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2012 and 10-Q for the period ended September 30, 2012 filed with the SEC.

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

Principles of consolidation

The consolidated financial statements for the six months ended September 30, 2012 and 2011 include the accounts of China YCT International Group, Inc and Shandong Spring Pharmaceutical Company. Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).  All significant inter-company balances and transactions are eliminated in consolidation.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

The term “disclosure controls and procedures” (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q (the “Evaluation Date”). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were effective.

Changes in internal controls.

The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2012, and they have concluded that there was no change to the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: November 13, 2012

/s/ Yan Tinghe

Yan Tinghe Chief Executive Officer

(Principal Executive Officer)

/s/ Li Chuanmin

Li Chuanmin Chief Financial Officer

(Principal Financial Officer)

