Form 10-K/A
period 2012-03-31
China YCT International Group, Inc.
filed 2012-11-23
CIK 847464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE – AMENDMENT

The sole purpose of this amendment is to clarify that the total number of authorized shares of Common Stock at March 31, 2012 was 100,000,000. At the time the Company filed preliminary proxy materials with the Securities and Exchange Commission on February 22, 2012, the Company anticipated increasing the number of authorized shares of Common Stock to 500,000,000 as the Company was preparing for a proposed financing of a minimum of $20,000,0000. The Company did not circulate definitive proxy materials or amend its articles of incorporation to increase the number of authorized shares when the financing became unlikely to be completed There are no other changes to the Annual Report on Form 10-K. .

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

By written consent on December 19, 2011, our Board of Directors and shareholders holding a majority of our outstanding voting common stock have authorized to increase the number of the our authorized shares of common stock to 500,000,000 shares of common stock, par value $0.0001 per share, in accordance with Section 141 and Section 228 of the Delaware General Corporation Law. Our directors and majority of shareholders owning 84% of our outstanding Common Stock, as the record date of December 19, 2011, have approved this action. However, at the time the shareholders executed the written consent and the Company filed preliminary proxy materials with the Securities and Exchange Commission , the Company anticipated increasing the number of authorized shares of Common Stock to 500,000,000 as the Company was preparing for a proposed financing of a minimum of $20,000,0000. The Company did not circulate definitive proxy materials or amend its articles of incorporation to increase the number of authorized shares when the financing became unlikely to be completed ..

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

PART IV

ITEM 15.             EXHIBITS

3.1	Certificate of Incorporation - filed as an exhibit to the Company's Registration Statement on Form 8-A (SEC File No.) and incorporated herein by reference.

3.2	Certificate of Amendment to Certificate of Incorporation - filed as an exhibit to the Company's Registration Statement on Form 8-A (SEC File No.) and incorporated herein by reference.

3.3	By-laws– filed as an exhibit to the Company's Registration Statement on Form 8-A (SEC File No. 000-53600) and incorporated herein by reference.

4.1	Purchase Agreement between China YCT and L.Y. Research Corporation, filed as an exhibit to the Company’s Current Report on Form 8-K filed on March 3, 2011

4.2	English Translation of Amendment to Purchase Agreement between China YCT, LY (HK Biotech) Holdings and L.Y.Research Corporation, dated August 15 2011, filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 26, 2011

10.1	English Translation of Patent Transfer Agreement between Shandong Spring and Shandong YCT, filed as an exhibit to the Company’s Annual Report on Form 10-K/A filed on June 8,, 2012

10.2	English Translation of Distribution Agreement between China YCT and Shandong YCT, filed as an exhibit to the Company’s Annual Report on Form 10-K/A filed on June 8,, 2012

10.3	English Translation of Form of Distribution Agreement between China YCT and Feng Libin, filed as an exhibit to the Company’s Annual Report on Form 10-K/A filed on June 8,, 2012

10.4	English Translation of Loan Agreement between China YCT and Shandong YCT, filed as an exhibit to the Company’s Annual Report on Form 10-K/A filed on June 8,, 2012

10.5	English Translation of Loan Agreement between China YCT and Changchun Paper, filed as an exhibit to the Company’s Annual Report on Form 10-K/A filed on June 8,, 2012

10.6	English Translation of Employment Agreement between Shandong Spring and Hanwei Zhou as General Manager ,filed as an exhibit to the Company’s Annual Report on Form 10-K/A filed on June 8,, 2012

10.7	English Translation of Employment Agreement between China YCT and Chuanming Li as CFO, filed as an exhibit to the Company’s Annual Report on Form 10-K/A filed on June 8,, 2012

10.8	English Translation of Employment Agreement between China YCT and Dailong Li as CTO, filed as an exhibit to the Company’s Annual Report on Form 10-K/A filed on June 8,, 2012

10.9	English Translation of Patent Transfer Agreement dated March 14, 2011 between Shandong Spring and Jining Tianruitong Technology Development Limited Company, filed as an exhibit to the Company’s Annual Report on Form 10-K/A filed on June 8,, 2012

10.10	Amendment to Purchase Agreement between China YCT, LY (HK Biotech) Holdings and L.Y.Research Corporation, dated August 15 2011, filed as an exhibit to the Company’s Report on Form 8-K filed on August 26, 2011

10.11	Amendment Agreement, dated as of October 21, 2011 between China YCT International Group, Inc. and L.Y. Research Corporation. filed as an exhibit to the Company’s Report on Form 8-K filed on October 24, 2011

14.1	China YCT International Group Code of Ethics

14.2	Charter for the Audit Committee

14.3	Charter for the Governance and Nominating Committee

14.4	Charter for the Compensation Committee

21.1	Subsidiaries of the registration

31.1	Rule 13a-14(a) Certificate – CEO

31.2	Rule 13a-14(a) Certificate – CFO

32	Certificate pursuant to 18 U.S.C. ss. 1350

XBRL Exhibits

101.INS XBRL	Instance Document.
101.SCH XBRL	Taxonomy Extension Schema Document.
101.CALXBRL	Taxonomy Extension Calculation Linkbase Document.
101.DEF XBRL	Taxonomy Extension Definition Linkbase Document.
101.LAB XBRL	Taxonomy Extension Label Linkbase Document.
101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA YCT INTERNATIONAL GROUP, LTD.
By:

/s/ Yan Tinghe	November 20, 2012
Yan Tinghe Chief Executive Officer

/s/ Li Chuanmin ,	November 20, 2012
Li Chuanmin Chief Financial Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Yan Tinghe	November 20, 2012
Yan Tinghe, Director
Chief Executive Officer

/s/ Li Chuanmin	November 20, 2012
Li Chuanmin,
Chief Financial Officer

/s/ Robert Fanella
Robert J. Fanella	November 20, 2012
Director

/s/ Bai Junying
Dr. Bai Junying	November 20, 2012
Director

/s/ Zhang Wengao
Zhang Wengao	November 20, 2012
Director

/s/ Zhang Jirui
Zhang Jirui	November 20, 2012
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

June 6, 2012
Metuchen, NJ

CHINA YCT INTERNATIONAL GROUP, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDEDMARCH 31, 2012 AND 2011

Table of Contents

Page

Consolidated Balance Sheets as of March 31, 2012 and 2011	F-1

Consolidated Statements of Income for years ended March 31, 2012 and 2011	F-2

Consolidated Statement of Stockholders’ Equity	F-3

Consolidated Statements of Cash Flows for the years Ended March 31, 2012 and 2011	F-4

Notes to Consolidated Financial Statement	F-5-F-13

CHINA YCT INTERNATIONAL GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

UNIT: USD$

	March 31, 2012	March 31, 2011
Assets
Current assets:
Cash and cash equivalent	$22,146,240	$6,046,804
Accounts receivable	115,938	-
Prepaid accounts	20,887	15,602,258
Inventory	1,978,488	59,183
Total current assets	24,261,553	21,708,245
Plant, property and equipment, net	9,663,338	9,629,558
Construction in progress	219,983	211,189
Intangible assets, net	18,863,510	40,560,015
Total assets	53,008,384	72,109,007
Liabilities and Stockholders’ Equity (Deficit)
Liabilities:
Current liabilities:
Tax payable	1,018,543	1,683,944
Other payable	4,766,952	229,561
Total current liabilities	5,785,495	1,913,505
Contingency	-	-
Derivative liabilities	5,531,892	-
Total liabilities	11,317,387	1,913,505
Stockholders’ Equity
Preferred stock, par value $500.00 per share; 45 shares authorized and issued at March 31, 2012 and March 31, 2011	22,500	22,500
Common stock, par value $0.001 per share; 100,000,000 and 100,000,000 shares authorized, 73,780,610 shares issued and outstanding at March 31, 2012; and 73,758,388 shares issued at March 31, 2011, respectively	73,780	73,758
Additional paid-in capital	36,879,643	36,868,554
Statutory reserve	956,633	956,633
Retained earnings	417,285	30,232,764
Accumulated other comprehensive income	3,341,156	2,041,293
Total stockholders’ equity	41,690,997	70,195,502
Total liabilities and stockholders’ equity	$53,008,384	$72,109,007

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

Shandong Kangyuan	$7,644,166

Shandong YCT	$6,548,216

Shandong Yongfeng	$3,122,886

Total	$17,315,268

NOTE 8 - INTANGIBLE ASSETS, NET

The intangible assets of the Company consist of land use right and purchased patents.

Net land use right and purchased patents were as follows:

	Amortization	As of
	Period	March 31, 2012	March 31, 2011
Land use right	50 years	1,612,252	$1,547,801
Less: Accumulated amortization		(178,052)	(139,821)
Land use right, net		1,434,200	1,407,980
Patent 1	16.5 years	7,308,199	7,016,045
Patent (non-US No. ZL200510045001.9)	13.75 years	9,850,182	-
Patent (non-US No. ZL200710013301.8)	14.95 years	1,588,739	-
Patent (U.S. No. 6,475,531 B1)	119 months	-	32,748,665
Less: Accumulated amortization		(1,317,810)	(612,674)
Patents, net		$17,429,310	$39,152,036

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

