Form 10-Q/A
period 2012-06-30
China YCT International Group, Inc.
filed 2012-11-23
CIK 847464

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

EXPLANATORY NOTE – AMENDMENT

The sole purpose of this amendment is to clarify that the total number of authorized shares of Common Stock at March 31, 2012 and June 30, 2012 was 100,000,000. At the time the Company filed preliminary proxy materials with the Securities and Exchange Commission on February 22, 2012, the Company anticipated increasing the number of authorized shares of Common Stock to 500,000,000 as the Company was preparing for a proposed financing of a minimum of $20,000,0000. The Company did not circulate definitive proxy materials or amend its articles of incorporation to increase the number of authorized shares when the financing became unlikely to be completed There are no other changes to the Quarterly Report on Form 10-Q. .

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

Shandong Kangyuan	2,667,460
Shandong YCT	1,342,190
Shandong Yongfeng	734,735
Total	$4,744,384

NOTE 8 - INTANGIBLE ASSETS, NET

The intangible assets of the Company consist of land use right and purchased patents.

Net land use right and purchased patents were as follows:

	Amortization	As of
	Period	June 30, 2012	March 31, 2012
Land use right	50 years	$1,604,452	$1,612,252
Less: Accumulated amortization		(185,224)	(178,052)
Land use right, net		1,419,228	1,434,200
Patent 1	16.5 years	7,272,842	7,308,199
Patent (non-US No. ZL200510045001.9)	13.75 years	9,802,526	9,850,182
Patent (non-US No. ZL200710013301.8)	14.95 years	1,581,053	1,588,739
Less: Accumulated amortization		(1,621,528)	(1,317,810)
Patents, net		$17,034,893	$17,429,310

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

Selling, General and Administrative Expenses (SG&A Expenses)

During the quarter ended June 30, 2012, our SG&A expenses consisted primarily of sales commissions, amortization expense, promotion expenses, freight charges and related compensation. Our overall SG&A expenses for three months ended June 30, 2012 were $1,357,587 or 15% of our net sales for the period, representing a decrease of 65% or $921,437 as compared with the SG&A expenses for the same period of the previous year. The decrease in our overall SG&A expenses was primarily due to the decrease of the selling expenses and the amortization expense of an acquired patent, which was written-off as of March 31, 2012.

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

Date: November 20, 2012

/s/ Yan Tinghe

Yan Tinghe Chief Executive Officer

    (Principal Executive Officer)

/s/ Li Chuanmin

Li Chuanmin Chief Financial Officer

    (Principal Financial Officer)

