Form 10-Q
period 2012-12-31
China YCT International Group, Inc.
filed 2013-02-14
CIK 847464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

The number of shares outstanding of the issuer’s common stock on February 11, 2013 was 29,575,523.

CHINA YCT INTERNATIONAL GROUP, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED DECEMBER 30, 2012

INDEX

Item 1. Financial Statement

CHINA YCT INTERNATIONAL GROUP, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2012 AND 2011 (UNAUDITED)

Table of Contents

Page

Consolidated Balance Sheets as of December 31, 2012 (Unaudited) and March 31, 2012	4

Consolidated Statements of Income for the three and nine months ended December 31, 2012 and 2011 (Unaudited)	5

Condensed Consolidated Statements of Stockholders' Equity for the three and nine months Ended December 31, 2012 (Unaudited) and March 31, 2012	6

Consolidated Statements of Cash Flows for the nine months Ended December 31, 2012 and 2011 (Unaudited)	7

Notes to Consolidated Financial Statement	8-16

CHINA YCT INTERNATIONAL GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

		UNIT: USD$
	December 31, 2012	March 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalent	$27,314,507	$22,146,240
Accounts receivable	-	115,938
Prepaid accounts	20,916	20,887
Inventory	2,561,052	1,978,488
Total current assets	29,896,475	24,261,553
Plant, property and equipment, net	9,495,483	9,663,338
Construction in progress	220,291	219,983
Intangible assets, net	17,927,772	18,863,510
Total assets	57,540,021	53,008,384

Liabilities and Stockholders’ Equity (Deficit)
Liabilities:
Current liabilities:
Tax payable	424,872	1,018,543
Other payable	2,042,279	4,766,952
Total current liabilities	2,467,151	5,785,495
Derivative liabilities	-	5,531,892
Total liabilities	2,467,151	11,317,387

Stockholders’ Equity
Preferred stock, par value $500.00 per share; 45 shares authorized and issued at September 30, 2012 and March 31, 2012	22,500	22,500
Common stock, par value $0.001 per share; 100,000,000 shares authorized, 29,575,523 shares issued and outstanding at December 31, 2012; and 73,780,610 shares issued and outstanding at March 31, 2012, respectively	29,575	73,780
Additional paid-in capital	4,180,183	36,879,643
Statutory reserve	956,633	956,633
Retained earnings	46,237,617	417,285
Accumulated other comprehensive income	3,646,362	3,341,156
Total stockholders’ equity	55,072,870	41,690,997
Total liabilities and stockholders’ equity	$57,540,021	$53,008,384

CHINA YCT INTERNATIONAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

UNIT: USD$

	FOR THE THREE MONTHS ENDED		FOR THE NINE MONTHS ENDED
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011

Sales Revenue	$6,922,363	$10,112,489	$23,521,007	$26,477,760
Cost of Goods Sold	3,450,065	4,712,730	11,367,854	11,894,299
Gross Profit	3,472,298	5,399,759	12,153,153	14,583,461
Selling Expenses	552,318	713,694	2,216,642	2,505,249
G&A Expense	1,184,227	1,570,674	2,387,125	4,028,897
R&D Expenses	723,790	183,693	1,272,490	577,514
Total expense	2,460,335	2,468,061	5,876,257	7,111,660
Income from operation	1,011,963	2,931,698	6,276,896	7,471,801
Interest income (Expense)	23,346	65,818	82,138	209,953
Other income (Expense)	3,872,370	(3,319,135)	8,297,884	(3,319,135)
Profit before tax	4,907,679	(321,619)	14,656,918	4,362,619
Income tax	258,827	1,112,777	1,585,251	2,283,837
Net income	4,648,852	(1,434,396)	13,071,667	2,078,782
Other comprehensive income
Foreign currency translation adjustment	474,863	(1,724)	305,206	847,925
Comprehensive income	$5,123,715	$(1,436,120)	$13,376,873	$2,926,707
Basic and diluted income per common share
Basic and Diluted	0.11	0.00	0.22	0.03

Weighted average number of common shares outstanding
Basic and Diluted	43,029,245	73,780,610	60,029,581	73,780,610

CHINA YCT INTERNATIONAL GROUP, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

UNIT: USD$

	Preferred Stock Series A		Common shares		Additional	Statutory	Accumulated	Retained
	Shares	Amount	Shares	Amount	paid-in capital	Reserve	OCI	Earnings	Total
Balance - March 31, 2012	45	$22,500	73,780,610	$73,780	$36,879,643	$956,633	3,341,156	$417,285	$41,690,997
Issuance of common shares to independent directors			50,000	50	4,950				5,000
Net income for the year								2,252,710	2,252,710
Foreign currency translation adjustment							(40,878)		(40,878)

Balance - June 30, 2012	45	$22,500	73,830,610	$73,830	$36,884,593	$956,633	3,300,278	$2,669,995	$43,907,829
Net income for the year								6,170,105	6,170,105
Foreign currency translation adjustment							(128,779)		(128,779)

Balance - September 30, 2012	45	$22,500	73,830,610	$73,830	$36,884,593	$956,633	$3,171,499	$8,840,100	$49,949,155
Cancellation of issued stock for return of patent			(44,255,087)	(44,255)	(32,704,410)			32,746,665	-
Net income for the year								4,648,852	(3,649,032)
Foreign currency translation adjustment							474,863		474,863

Balance - December 31, 2012	45	$22,500	29,575,523	$29,575	$4,180,183	$956,633	$3,646,363	$46,237,617	$55,072,870

CHINA YCT INTERNATIONAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
(Unaudited)

UNIT: USD$

	NINE MONTHS ENDED
	December 31, 2012	December 31, 2011
Cash Flows From Operating Activities:
Net income	$13,071,667	$2,078,782
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,225,386	3,693,018
Common stock cancellation pursuant to the Termination Agreement	(2,765,993)	-
Unrealized gain on fair value of derivative	(5,531,892)	-
Issue of common shares as compensation	5,000	-
Changes in operating assets and liabilities:
Inventory	(582,564)	(2,424,798)
Accounts receivable	115,938	-
Taxes payable	(593,671)	(248,678)
Accrued expenses and other payables	41,319	7,620,588
Net cash provided by (used in) operating activities	4,985,291	10,718,912
Cash flows from investing activities:
Addition to plant and equipment	(73,502)	(14,704,423)
Prepayment/(deposit) to Jining Tianruitong for purchase of patents	-	15,534,631
Net cash provided by (used in) investing activities	(73,502)	830,208
Effect of exchange rate changes on cash and cash equivalents	256,578	847,926
Net increase (decrease) in cash and cash equivalents	5,168,267	12,397,046
Cash and cash equivalents at beginning of period	22,146,240	6,046,804
Cash and cash equivalents at ending of period	27,314,507	$18,443,850
Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$82,138.00	-
Income taxes	$2,178,922	$2,178,687
Non-cash financing activities:
Stock issued for services	50,000
Stock cancelled for return of patent	44,255,087	-

NOTE 1 - ORGANIZATION AND PRINCIPAL ACTIVITIES

China YCT International Group, Inc. (“China YCT”) was incorporated in the State of Florida, in the United States of America (the “USA”) in January 1989, and reincorporated in the State of Delaware on April 4, 2007.   China YCT principally operates through directly owned subsidiaries: Landway Nano Bio-Tech, Inc. (100% owned), incorporated in Delaware, and Shandong Spring Pharmaceutical Co., Ltd. (“Shandong Spring”), (100% owned), incorporated in the People’s Republic of China (“PRC”). China YCT International Group, Inc. and its subsidiaries are collectively referred to as the “Company.”

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

Income taxes

The Company accounts for income tax under the asset and liability method as stipulated by ASC 740 formerly Statement of Financial Accounting Standards (”SFAS”) No. 109, “ Accounting for Income Taxes ”, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the financial statements or tax returns. Deferred Income taxes are recognized for all significant temporary differences between tax and financial statements bases of assets and liabilities. Valuation allowances are established against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company did not recognize any deferred tax amount at December 31, 2012 and March 31, 2012.

China YCT International, Inc. is a holding company of Shandong Spring Pharmaceutical Co., Ltd and does not have any operating activities. Although the contract for the acquisition of the US patent acquired in February 2011 from LY Research Corp. was executed by the holding company, in substance, the patent was acquired by the Company’s operating entity in China. Therefore, the patent related income or expense does not result in any US income tax liabilities.

Value-added tax

Sales revenue represents the invoiced value of goods, net of a Value-Added Tax (“VAT”). All of the Company’s products that are sold in the PRC are subject to a Chinese value-added tax at a rate of 17% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing their finished product.

The Company recorded net VAT Payable in amount of $369,944 and $225,223 as of December 31, 2012 and March 31, 2012, respectively.

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

The research and development expense for the three months ended December 31, 2012 and 2011 was $723,790 and $183,693, respectively.

The research and development expense for the nine months ended December 31, 2012 and 2011 was $1,272,490 and $577,514, respectively.

Advertising costs

Advertising costs for newspaper and television are expensed as incurred.

The Company incurred advertising costs of $158,750 and $157,712 for the three months ended December 31, 2012 and 2011, respectively.

The Company incurred advertising costs of $759,866 and $390,452 for the nine months ended December 31, 2012 and 2011, respectively.

Mailing and handling costs

The Company accounts for mailing and handling fees in accordance with the FASB ASC 605-45 (Emerging Issues Task Force ( EITF ) Issue No . 00-10 , Accounting for Shipping and Handling Fees and Costs ). The Company includes shipping and handling fees billed to customers in net revenues. Amounts incurred by the Company for freight are included in cost of goods sold.

For the three months ended December 31, 2012 and 2011, the Company incurred $218,820 and $1,475 mailing and handling costs, respectively.

For the nine months ended December 31, 2012 and 2011, the Company incurred $765,413 and $662,629 mailing and handling costs, respectively.

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

There are nil and 31,610,679 common stock equivalents available for dilution purposes as of December 31, 2012 and 2011, respectively.

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

As of December 31, 2012, the Company did not identify any financial instruments that are required to be presented on the balance sheet at fair value other than those whose carrying amounts approximate fair value due to their short maturities.

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

Translation adjustments resulting from this process amounted to $3,646,363 and $3,341,156 as of December 31, 2012 and March 31, 2012, respectively.

The following exchange rates were adopted to translate the amounts from RMB into United States dollars (“USD$”) for the respective periods:

	December 31, 2012	March 31, 2012	December 31, 2011
Quarter End RMB Exchange Rate (RMB/USD$)	6.2855	6.2943	6.3009
Quarterly Average RMB Exchange Rate (RMB/USD$)	6.2992	6.3933	6.3403

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

NOTE 3 – PREPAID ACCOUNTS

The prepaid account is a prepayment to Shandong YCT for purchase of its health products. The amount is $20,916 and $20,887 as of December 31, 2012 and March 31, 2012, respectively.

NOTE 4 - INVENTORY

Inventory consists of finished goods, work-in-process, and raw materials. No allowance for inventory was made for the three months and nine months ended December 31, 2012 and 2011. The components of inventories were as follows:

	Period Ended
	December 31, 2012	March 31, 2012
Raw materials	$1,112,873	$272,873
Work-in-progress	668,309	414,390
Finished goods	779,870	1,291,225
Total Inventories	$2,561,052	$1,978,488

NOTE 5 – PLANT, PROPERTY AND EQUIPMENT, NET

The components of property and equipment were as follows:

	Period Ended
	December 31, 2012	March 31, 2012
Machinery & Equipment	$617,363	$538,461
Furniture & Fixture	164,767	164,536
Building	10,123,714	10,109,560
Subtotal	10,905,844	10,812,557
Less: Accumulated Depreciation	(1,410,361)	(1,149,219)
Total plant, property and equipment, net	$9,495,483	$9,663,338

The depreciation expense for the three months ended December 31, 2012 and 2011 was $84,813 and $27,885, respectively.

The depreciation expense for the nine months ended December 31, 2012 and 2011 was $261,143 and $155,283, respectively.

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

NOTE 7 - MAJOR CUSTOMER AND VENDOR

In the three and nine months ended December 31, 2012, the Company mainly sold products to individual retail customers through nine major distributors.

For the three months ended December 31, 2012, the purchases from four major vendors was $1,802,900, representing 80% of the Company’s total purchases for the quarter.

For the nine months ended December 31, 2012, the purchases from four major vendors was $9,445,424, representing 75% of the Company’s total purchases for the period.

NOTE 8 - INTANGIBLE ASSETS, NET

The intangible assets of the Company consist of land use right and purchased patents.

Net land use right and purchased patents were as follows:

	Amortization	As of
	Period	December 31, 2012	March 31, 2012
Land use right	50 years	$1,614,510	$1,612,252
Less: Accumulated amortization		(202,597)	(178,052)
Land use right, net		1,411,913	1,434,200
Patent 1	16.5 years	7,318,430	7,308,199
Patent (non-US No. ZL200510045001.9)	13.75 years	9,863,973	9,850,182
Patent (non-US No. ZL200710013301.8)	14.95 years	1,590,963	1,588,739
Less: Accumulated amortization		(2,257,508)	(1,317,810))
Patents, net		$16,515,858	$17,429,310

The amortization expense of land use right for the three months ended December 31, 2012 and 2011 was $9,831 and $9,439, respectively.  The amortization expense of patents for the three months ended December 31, 2012 and 2011 was $330,933 and $1,419,727, respectively.

The amortization expense of land use right for the nine months ended December 31, 2012 and 2011 was $24,545 and $29,856, respectively.  The amortization expense of patents for the nine months ended December 31, 2012 and 2011 was $939,698 and $3,315,517, respectively.

NOTE 9 - TAX PAYABLE

Tax payable as of December 31, 2012 and March 31, 2012 were as follows:

	As of
	December 31, 2012	March 31, 2012

Corporate Income Tax	$25,502	$774,423
Value-Added Tax	369,944	225,223
Other Tax & Fees	29,426	18,897

Total Tax Payable	$424,872	$1,018,543

NOTE 10 - INCOME TAXES

Shandong Spring Pharmaceutical Co., Ltd. is subject to the Enterprise income tax (“EIT”) at a statutory rate of 25%.

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

On February 28, 2011, the Company purchased a patent (the “US Patent”) pursuant to the terms of a purchase agreement with L.Y. Research Corp., a New Jersey corporation (“LY Research”), which purchase agreement was amended and restated on August 15, 2011 and amended on October 21, 2011 (the “Purchase Agreement), On October 29, 2012, due to the fact that the conditions set in the Purchase Agreement were not fulfilled, the Company and LY Research entered into a termination agreement to formally terminate the Purchase Agreement, and return the US Patent and the shares to LY Research and the Company, respectively. Prior to termination of the purchase agreement, the Company had conducted an impairment analysis with respect to the US Patent and concluded that an impairment was warranted. The loss from impairment of the US patent is not tax deductible in China. Therefore, the tax difference in the amount of $7,920,122 ($31,680,487 x 25%) caused by loss recognized on our book but not for the Chinese tax purpose at March 31, 2012 was a permanent difference. However, upon the return of the US Patent back to LY Research, the permanent tax differences associated with the recognition of the contingent obligation and the loss from impairment were reversed and there was no permanent tax difference at December 31, 2012.

For the three months ended December 31, 2012 and 2011, Shandong Spring Pharmaceutical Co., Ltd. recorded income tax provisions of $258,827 and $1,112,777, respectively.

For the nine months ended December 31, 2012 and 2011, Shandong Spring Pharmaceutical Co., Ltd. recorded income tax provisions of $1,585,251 and $2,283,837, respectively.

NOTE 11 – OTHER LIABILITY

On February 28, 2011, the Company entered into the Purchase Agreement. Pursuant to the terms of the Purchase Agreement, the Company acquired a patent (the “LY Patent”) from L.Y. (HK) Biotech Limited, a wholly owned company by L.Y. Research Corp., in exchange for 44,254,952 shares of the Company’s common stock at inception date. In addition, there were two contingent considerations of a total of 31,610,544 shares to be issued upon the occurrences of some pre-determined events. The first contingent consideration of 11,063,968 shares was required to be issued upon the Company’s stock being listed on OTCBB or OTCQB.

Because the obligation to issue additional shares to LY Research was contingent upon the occurrence of certain predetermined events, the liability was to be recognized when the contingencies were resolved. On September 9, 2011, LY Research became entitled to the issuance of 11,063,968 shares of common stock upon the occurrence of the quotation of the Company’s common stock on the OTCQB. Therefore, the liability to issue 11,063,968 shares of common stock should be recorded for the quarter ended September 30, 2011 and forward.

The amount of the liability is calculated by multiplying the 11,063,968 shares of stock by the quoted average stock price on September 9, 2011. The stock price per share on September 9, 2011 was $0.25. The calculation of the liability to issue 11,063,968 shares of the common stock is as followed:

Other Liability $2,765,992 = 11,063,968 shares x $0.25

We recognized $2,765,992 as an “Other Liability” and an addition to the US patent, for the quarter ended September 30, 2011 and forward. As of March 31, 2012, the Patent was written-off due to impairment.

As of October 21, 2012, because the conditions set in the Purchase Agreement were not fulfilled, the Company and LY Research entered into a termination agreement on October 29, 2012 to formally terminate the Purchase Agreement, and return the Patent and the shares to LY Research and the Company, respectively. As a result, the “Other Liability” of $2,765,992 was reversed as of December 31, 2012.

NOTE 12 – DERIVATIVE LIABILITY AND UNREALIZED GAIN

On February 28, 2011, the Company entered into the Purchase Agreement with LY Research; and the Purchase Agreement was amended and restated on August 15, 2011. Pursuant to the terms of the Purchase Agreement, the Company acquired the LY Patent from L.Y. (HK) Biotech Limited, a wholly owned company by L.Y. Research corp., in exchange for 44,254,952 shares of common stock at the acquisition date. In addition, 11,063,968 shares of common stock will be issued to the seller upon the occurrence of the quotation of the Company’s common stock on the OTCQB or OTCBB; and 20,546,711 shares will be issued to the seller upon the receipt by the Company of a minimum of $20,000,000 in gross proceeds from a debt or equity financing, or a series of debt and/or equity financings (the “Financing”); or upon the quotation of its common stock on NASDAQ or a major stock exchange located outside of the United States (collectively, “Events”). On September 9, 2011, the Company’s stock became quoted at OTCQB; therefore, 11,063,968 shares of common stock became issuable.

As of October 21, 2011, the Purchase Agreement was further amended to state that if either of the Events should not occur within one year from October 21, 2011; the shares issued pursuant to the Purchase Agreement shall be returned to the Company and the LY Patent shall be returned to LY Research and the Purchase Agreement, as amended, shall be cancelled and of no further force or effect. Because the Company is required to acquire the issued shares by returning the US patent if the predetermined financing event is not met, the term meets the definition under the ASC 480-10-25-8, “Obligations to Repurchase Issuer’s Equity Shares by Transferring Assets”. Per ASC 480-10-25-8, the obligation to repurchase an issuer’s own shares by transferring asset should be recognized as a liability at inception.

In addition, because the acquisition was not a certain future event as of October 21, 2011 and forwards, the Company considers the contingent obligation to repurchase its own shares as a written put option. Per ASC 480-10-30-7, all financial instruments, recognized under the guidance in Section 480-10-25, other than certain physically settled forward purchase contracts, shall be measured initially at fair value.

The fair value of the obligation on October 21, 2011 should be the market price of the shares that the company is obligated to repurchase if the financing is failing and weighted by the probability of the Company failing to meet the financing target of $20,000,000 or achieving the listing on NASDAQ or a major foreign stock exchange. On October 21, 2011, the company had issued and was obligated to issue 55,318,920 common shares to Dr. Liu. Therefore, the number of potential shares needed to repurchase was 55,318,920 on October 21, 2011.

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

However, as of March 31, 2012, the Company was informed by its placement agent that it was highly unlikely to achieve the $20M financing by October 21, 2012. Therefore, the Company reassessed the probability of failing to achieve the financing target by October 21, 2012 to be 100% as of March 31, 2012 and forwards.

The fair value of the derivative obligation was calculated as follows:

$1,106,378 = 55,318,920 x $0.02/share x 100% at September 30, 2012, and

$5,531,892 = 55,318,920 x $0.10/share x 100% at March 31, 2012.

The fair value of the derivative obligation was decreased by $4,425,514 at September 30, 2012 as a result of the CYIG stock price change. The decrease was recognized as unrealized gain reflecting a non-cash adjustment for changes in fair value of the Company’s derivative liability.

On October 29, 2012, because the conditions set in the Purchase Agreement were not fulfilled, the Company and LY Research entered into the Termination Agreement to formally terminate the Purchase Agreement, and return the Patent and the shares to LY Research and the Company, respectively. As a result, the derivative obligation and the unrealized gain were reversed by the carrying amount of $1,106,378 and $4,425,514, respectively.

NOTE 13 - STOCKHOLDERS’ EQUITY

Stock Issued to Independent Directors

The total amount of the compensation in the form of issuing shares of common stock to the independent directors was $50 and $22,222 for the periods ended December 31, 2012 and March 31, 2012, respectively.

Stock Cancelled for Return of Patent

On February 28, 2011, the Company issued 44,254,952 shares of common stock, as a partial of total considerations to acquire a U.S. patent No. 6,475,531 B1 titled “Safe Botanical Drug for Treatment and Prevention of Influenza and Increasing Immune Function” from L.Y. Research Corp., a New Jersey Corporation.   The shares of the common stock were valued at the average closing market price on February 28, 2011 in the amount of $32,748,665.

On October 29, 2012, because the conditions set in the Purchase Agreement with L.Y. Research Corp. were not fulfilled, the Company and LY Research entered into a termination agreement to formally terminate the Purchase Agreement, and returned the patent and the shares to LY Research and the Company, respectively. Subsequently, the Company cancelled the returned shares of the Company’s common stock. As a result of this cancellation, “Additional paid-in capital” and “Retained earnings” decreased by $32,704,410 and $32,748,664, respectively.

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

As of December 31, 2012, the Company appropriated $956,633 to the statutory reserve.

Item 2. Management’s Discussion and Analysis of Financial Condition and Result of Operations

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

Recent Event

On February 28, 2011, the Company entered into a purchase agreement with L.Y. Research Corp., a New Jersey corporation (“LY Research”); and the purchase agreement was amended and restated on August 15, 2011 (the “Purchase Agreement”). Pursuant to the terms of the Purchase Agreement, the Company acquired a patent (the “LY Patent”) from L.Y. (HK) Biotech Limited, a wholly owned company by L.Y. Research corp., in exchange for 44,254,952 shares of common stock at the acquisition date. In addition, 11,063,968 shares of common stock will be issued to the seller upon the occurrence of the quotation of the Company’s common stock on the OTCQB or OTCBB; and 20,546,711 shares will be issued to the seller upon the receipt by the Company of a minimum of $20,000,000 in gross proceeds from a debt or equity financing, or a series of debt and/or equity financings (the “Financing”); or upon the quotation of its common stock on NASDAQ or a major stock exchange located outside of the United States (collectively, “Events”). On September 9, 2011, the Company’s stock became quoted at OTCQB; therefore, 11,063,968 shares of common stock became issuable.

As of October 21, 2011, the Purchase Agreement was further amended to state that if either of the Events should not occur within one year from October 21, 2011; the shares issued pursuant to the Purchase Agreement shall be returned to the Company and the LY Patent shall be returned to LY Research and the Purchase Agreement, as amended, shall be cancelled and of no further force or effect.

On October 29, 2012, because the Events set in the Purchase Agreement were not fulfilled, the Company and L.Y. Research entered into a termination agreement to formally terminate the Purchase Agreement, and return the Patent and the shares to L.Y. Research and the Company, respectively (“Termination Agreement”). The returned shares were subsequently cancelled.

Results of Operations – for the Three Months ended December 31, 2012 and 2011:

The following table sets forth information from our statements of operations for the three months ended December 31, 2012 and 2011, in dollars:

	Three Months Ended
	December 31		$	%
	2012	2011	Change	Change
Revenues	6,922,363	10,112,489	(3,190,126)	-31.5%

Cost of Sales	(3,450,065)	(4,712,730)	1,262,665	-26.8%

Gross Profit	3,472,298	5,399,759	(1,927,461)	-35.7%

Operating Expenses	(2,460,335)	(2,468,061)	7,726	-0.3%

Operating Income	1,011,963	2,931,698	(1,919,735)	-65.5%

Interest Income, net	23,346	65,818	(42,472)	-64.5%

Other Income (Expense)	3,872,370	(3,319,135)	7,191,505	-216.7%

Income Tax Provision	(258,827)	(1,112,777)	853,950	-76.7%

Net Income	4,648,852	(1,434,396)	6,083,248	-424.1%

Comprehensive Income (Loss)	5,123,715	(1,436,120)	6,559,835	-456.8%

Net sales

During the three months ended December 31, 2012, we had net sales of $6,922,363, as compared with net sales of $10,112,489 for the same period in 2011, a decrease of $3,190,126, or 31.5%. The decrease was primarily due to the recent market concerns over the toxic capsules used in health products in China. Although we conducted independent quality check and our capsules do not have any quality issue, our sales of encapsulated Huoliyuan and healthcare supplements were adversely affected.

We entered into a purchase and sale contract with Shandong Yong Chun Tang (“Shandong YCT”) on December 26, 2006 (the “Purchase and Sale Contract”), which sets forth the wholesale price that we pay to Shandong YCT for distributing their products. On February 9, 2010, we renewed the Purchase and Sale Contract with Shandong YCT for a term of five years ending on February 28, 2015. Pursuant to the renewed contract, we can purchase 10 types of health care supplement products from Shandong YCT on a fixed price, which were selected according to their sales volume and profit margin. For the three months ended December 31, 2012, 38.1% of our revenue was from the sale of the health care supplement products, compared to 33.6% in the same period in 2011.

Since September 2009, we started to engage in the production and distribution of our own non-prescription drug, Huoliyuan Capsule, which is patented in China, and developed distribution channels for the drug. Our sales have increased since September 2009 as a result of the establishment of our manufacturing and distribution channels of Huoliyuan Capsule. Since July 2010, the Company changed from being solely a distributor of Shandong YCT to both a manufacturer and distributor of our own products, the Huoliyuan Capsules. As a result, we obtained new customers and expanded our sales of Huoliyuan Capsules. The Huoliyuan Capsule product accounted for 59.6% of our revenue for the three months ended December 31, 2012, compared to 61.2% for the same period in 2011.

The following table presents the breakdown of revenues by product mix:

	Three Months Ended December 31, 2012	Three Months Ended December 31, 2011
		2011	Change	2012
Sales from:
Health care supplements	2,634,748	3,398,462	(763,714)	-22.5%
Drugs	4,124,795	6,192,876	(2,068,081)	-33.4%
Others	162,821	521,151	(358,330)	-68.8%
Total	6,922,363	10,112,489	(3,190,126)	-31.5%

Cost of Sales

Our costs of revenue were comprised primarily of the cost of finished goods we purchased from Shandong YCT, the manufacturing cost of Huoliyuan Capsules, and the raw materials we purchased from third party vendors. During the three months ended December 31, 2012, we had cost of sales of $3,450,065 as compared with cost of sales of $4,712,730 during the same period in 2011, a decrease of approximately $1,262,665, or 26.8%. The percentage of the costs of sales to total revenues increased to 49.8% from 46.6% as compared to the same period in 2011, primarily due to an increase in the market price of raw materials.

Gross Profit

As a result of the changes in sales and costs, gross profit during the three months ended December 31, 2012 was $3,472,298, a decrease of $1,927,461 or 35.7% as compared to the same period in the previous year. Our gross margin decreased to 50.2% during the three months ended December 31, 2012 from 53.4% during the three months ended December 31, 2011.

The following table sets forth a breakdown of our gross profits of different products during the three months ended December 31, 2012 and 2011:

	Three Months Ended Dec 31, 2012	Three Months Ended Dec 31, 2011	Change in $	Variance
Health care supplements	1,415,724	1,842,896	(427,172)	-23.2%
Margin (%)	53.7%	54.2%
Drugs	1,968,013	3,169,387	(1,201,374)	-37.9%
Margin (%)	47.7%	51.2%
Others	88,561	387,476	(298,915)	-77.1%
Total	3,472,298	5,399,759	(1,927,461)	-35.7%

Selling Expenses

Our selling expenses decreased by $161,376 or 22.6% to $552,318 for the three months ended December 31, 2012, from $713,694 for the same period of 2011. As a percentage of sales, selling expenses increased to 8.0% for the three months ended December 31, 2012 from 7.1% for the same period in 2011. The increase of selling expenses as a percentage of sales was primarily due to increase in advertising and promotion expenses related to marketing and promotional activities in our Huoliyuan Capsule markets.

General and Administrative Expenses

Our general and administrative expenses were $1,184,227 during the three months ended December 31, 2012, compared with $1,570,674 during the three months ended December 31, 2011, a decrease of $386,447 or approximately 24.6%. The decrease in general and administrative expenses was principally due to the amortization expense accrued for the acquired US Patent (U.S. No. 6,475,531 B1) in 2011. During the three months ended December 31, 2011, the amortization expense of this patent was $935,517. The US patent was written-off as of March 31, 2012 due to impairment and returned pursuant to the Termination Agreement entered on October 29, 2012. Therefore, no such amortization expense occurred for the three months ended December 31, 2012. The decrease was reduced by other additional expenses. During the three months ended December 31, 2012, the General and Administration Expenses include additional training expenses of $317,501 for adopting the new GMP (Good Manufacturing Practice) Standards and additional retirement plan expenses of $283,452.

Research and Development Expenses

Research and development expenses were $723,790 during the three months ended December 31, 2012 compared with $183,693 during the three months ended December 31, 2011, an increase of $540,097 or 294.0%, reflecting the increased expenses related to investments in developing technologies and products that can be utilized to refine and extract the beneficial compounds from plants, primarily gingko.

Interest Income (Expense), Net

Interest income was $23,346 for the three months ended December 31, 2012, decreased by $42,472 or 64.5%, compared to the three months ended December 31, 2011. There were favorable interest arrangements offered by our banks for the three months ended December 31, 2011. However, these arrangements were no longer available for the three months ended December 31, 2012. There was no interest expense as we did not have outstanding loans from banks or other parties.

Other Income (Expense)

Pursuant to the Termination Agreement, derivative and other liabilities were reversed with other income of $8,297,884 recognized in the three months ended December 31, 2012. The income was decreased by the reversing of unrealized gain on derivative in the amount of $4,425,514. For the three months ended December 31, 2011, other expense included the adjustment on derivative in the amount of $3,319,135.

Income Tax

Income tax was $258,827 during the three months ended December 31, 2012, as compared to $1,112,777 for the same period in 2011, a decrease of $853,950 or approximately 76.7%. The decrease was primarily due to the decreased taxable income (excluding other expenses related to the derivative) during the three months ended December 31, 2012.

Net Income

As a result of the above factors, we had a net income of $4,648,852 during the three months ended December 31, 2012, compared with a net loss of $1,434,396 during the three months ended December 31, 2011.

Other Comprehensive Income

As a result of the currency translation adjustment, we had other comprehensive income of $474,863 during the quarter ended December 31, 2012, compared with other comprehensive loss of $1,724 during the quarter ended December 31, 2011 due to exchange rate fluctuations from Chinese RMB, the functional currency used in our Chinese subsidiary, to US dollar, our reporting currency.

Results of Operations – for the Nine Months ended December 31, 2012 and 2011:

The following table sets forth information from our statements of operations for the nine months ended December 31, 2012 and 2011, in dollars:

	Nine Months Ended
	December 31		$	%
	2012	2011	Change	Change
Revenues	23,521,007	26,477,760	(2,956,753)	-11.2%

Cost of Sales	(11,367,854)	(11,894,299)	526,445	-4.4%

Gross Profit	12,153,153	14,583,461	(2,430,308)	-16.7%

Operating Expenses	(5,876,257)	(7,111,660)	1,235,403	-17.4%

Operating Income	6,276,896	7,471,801	(1,194,905)	-16.0%

Interest Income, net	82,138	209,953	(127,815)	-60.9%

Other Income (Expense)	8,297,884	(3,319,135)	11,617,019	350.0%

Income Tax Provision	(1,585,251)	(2,283,837)	698,586	-30.6%

Net Income	13,071,667	2,078,782	10,992,885	528.8%

Comprehensive Income (Loss)	13,376,873	2,926,707	10,450,166	357.1%

Net sales

During the nine months ended December 31, 2012, we had net sales of $23,521,007, as compared with net sales of $26,477,760 during the same period in 2011, a decrease of $2,956,753 or 11.2%. The decrease was primarily due to the recent market concerns over the toxic capsules used in health products in China. Although we conducted an independent quality check and our capsules do not have any adverse quality issue, our sales of encapsulated Huoliyuan and healthcare supplements were adversely affected.

For the nine months ended December 31, 2012, 33.8% of our revenue was from the sale of the 10 products distributed for Shandong YCT, compared to 34.9% in the nine months ended December 31, 2011. The Huoliyuan Capsule products accounted for 61.4% of our revenue for the nine months ended December 31, 2012, compared to 59.0% for the same period in 2011.

The following table presents the breakdown of revenues by product mix:

	Three Months Ended
	Dec 31, 2012	Dec 31, 2011	Change in $	Change in %
Sales from:
Health care supplements	7,940,511	9,249,105	(1,308,594)	-14.1%
Drugs	14,444,389	15,615,134	(1,170,745)	-7.5%
Others	1,136,108	1,613,521	(477,413)	-29.6%
Total	23,521,007	26,477,760	(2,956,753)	-11.2%

Cost of Sales and Gross Margin

During the nine months ended September 30, 2012, we had cost of sales of $11,367,854, as compared with cost of sales of $11,894,299 during the same period in 2011, a decrease of approximately $526,445, or 4.4%, reflecting the decrease in net sales and the increase in raw material price.

The gross profit declined to $12,153,153 for the nine months ended December 31, 2012, or a 16.7% decrease compared with $14,583,461 during the same period in 2011 as a result of the increase in raw material price. Our gross margin decreased to 51.7% during the nine months ended December 31, 2012 from 55.1% during the nine months ended December 31, 2011.  The percentage of our cost of sales over the sales of distributing Shandong YCT products increased to 46.3% for the nine months ended December 31, 2012 from 45.8% for the same period in previous year. The percentage of our cost of sales over the sales for Huoliyuan Capsules was up to 52.3% for the nine months ended December 31, 2012 from 48.8% for the same period in 2011 because of raw material cost increase.  In addition, beginning with the fiscal year of 2011, we obtained new contracts from external customers to process and package their semi-finished products.  The gross margin from sales of these products were relatively high, approximately 69.4% for the nine months ended December 31, 2012.

Selling Expenses

Our selling expenses decreased by $288,607, or 11.5%, to $2,216,642 for the nine months ended December 31, 2012, from $2,505,249 for the same period in 2011. As a percentage of sales, selling expenses decreased slightly from 9.5% for the nine months ended December 31, 2011 to 9.4% for the same period of 2012.

General and Administrative Expenses

Our general and administrative expenses were $2,387,125 during the nine months ended December 31, 2012, compared with $4,028,897 during the nine months ended December 31, 2011, a decrease of $1,641,772 or approximately 40.8%. The decrease in general and administrative expenses was principally due to the amortization expense recorded for the acquired US Patent (U.S. No. 6,475,531 B1) in 2011. During the nine months ended December 31, 2011, the amortization expense of this patent was $2,898,608. The US Patent was written-off as of March 31, 2012 due to impairment. Therefore, there was no amortization for the nine months ended December 31, 2012.

Research and Development Expenses

Research and development expenses were $1,272,490 during the nine months ended December 31, 2012 compared with $577,514 during the nine months ended December 31, 2011, an increase of $694,976, or 120.3%, reflecting the increased expenses related to investments in developing new technologies and products that can be utilized to refine and extract the beneficial components from plants, primarily gingko.

Interest Income

Interest income was $82,138 for the nine months ended December 31, 2012, decreased by $127,815 or 60.9%, compared to $209,953 for the nine months ended December 31, 2011. There were favorable interest arrangements offered by our banks for the nine months ended December 31, 2011. However, these arrangements were no longer available for 2012.

Other Expense

Pursuant to the Termination Agreement, derivative and other liabilities were reversed, with other income of $8,297,884 recognized for the nine months ended December 31, 2012. For the nine months ended December 31, 2011, other expense included the adjustment on derivative in the amount of $3,319,135.

Income Tax

Income tax was $1,585,251 during the nine months ended December 31, 2012, as compared to $2,283,837 for the same period of 2011, a decrease of $698,586, or approximately 30.6%. The decrease was primarily due to decreased taxable income (excluding other expense related to derivative) during the nine months ended December 31, 2012.

Net Income

As a result of the factors described above, we generated net income of $13,071,667 during the nine months ended December 31, 2012, as compared with net income of $2,078,782 during the nine months ended December 31, 2011.

Other Comprehensive Income

As a result of a currency translation adjustment, other comprehensive income was $305,206 during the nine months ended December 31, 2012, compared with other comprehensive income of $847,925 during the nine months ended December 31, 2011; which is mainly attributable to the exchange rate fluctuations from Chinese RMB, the functional currency used in our Chinese subsidiary, to US dollar, our reporting currency.

Liquidity and Capital Resources

Our principal source of liquidity was generated from our operations during the nine months ended December 31, 2012. As of December 31, 2012, we had $27,429,324 in working capital, an increase of $8,953,266, or 48%, as compared to $18,476,058 in working capital at March 31, 2012. The increase was due in part to our reduction of the level of inventory by consuming existing raw materials and decreasing purchases. The decrease in tax payable also contributed to the increase in working capital.

Based on our current operating plan, we believe that existing cash and cash equivalents balances, and the funds to be generated by operations will be sufficient to meet our working capital and capital requirements for our current operations for at least the next 12 months. Our operations produced positive cash flow of $4,985,291 during the nine months ended December 31, 2012. We did not have accounts receivable outstanding as of December 31, 2012 as there were no products shipped where payments have not been rendered We expect our marketing activities to continue to help generate positive cash flow.  The operations of our own manufacturing since fiscal year 2010 has put some pressure on our cash flow. We may be required to seek additional capital and reduce certain spending as needed on an on-going basis. There can be no assurance that the additional financing will be available on acceptable terms.

The following table sets forth a summary of our cash flows for the period as indicated:

	Nine months ended
	Dec 31, 2012	Dec 31, 2011	Change in $	%
Net cash provided by operating activities	$4,985,291	$10,718,912	(5,733,721)	-53.5%
Net cash provided by (used in) investing activities	$(73,502)	$830,208	(903,710)	-108.9%
Net cash provided by financing activities	$-	$-	-	-
Effect of exchange rate change on cash and cash equivalents	$256,578	$847,926	(591,348)	-69.7%
Net increase in cash and cash equivalents	$5,168,267	$12,397,046	(7,228,779)	-58.3%
Cash and cash equivalents, beginning balance	$22,146,240	$6,046,804	16,099,436	266.2%
Cash and cash equivalents, ending balance	$27,314,507	$18,443,850	8,870,657	48.1%

Operating Activities

For the nine months ended December 31, 2012, net cash provided by operating activities was $4,985,291, compared to $10,718,912 for the same period in 2011. The primary reason for the change was mainly the result of the increased net income, off-set by the non-cash items and the decrease in tax and other payables.

Investing Activities

Net cash used in investing activities was $73,502 for the nine months ended December 31, 2012 as compared to cash provided by investing activities of $830,208 for the nine months ended December 31, 2011 as we received a refund of $15.5M from Jining Tianruitong Technology Development Limited Company, the owner of the patents, during the nine months ended December 31, 2011.

Financing Activities

There were no financing activities for the nine months ended December 31, 2012 and 2011.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on their financial condition or results of operations.

Critical Accounting Policies

This section should be read together with the Summary of Significant Accounting Policies included as Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2012 and our Quarterly Report on Form 10-Q for the period ended December 31, 2012 filed with the SEC.

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

Principles of consolidation

The consolidated financial statements for the nine months ended December 31, 2012 and 2011 include the accounts of China YCT International Group, Inc and Shandong Spring Pharmaceutical Company. Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).  All significant inter-company balances and transactions are eliminated in consolidation.

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

Changes in internal controls.

The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2012, and they have concluded that there was no change to the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending legal proceedings to which the Company is a party.

Item 1A. Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Removed and Reserved

Item 5. Other Information

None

Item 6. Exhibits

10.1	Termination Agreement, dated as of October 29, 2012, by China YCT International Group, Inc. and L.Y. Research Corporation, filed as an exhibit to the Company’s Current Report on Form 8-K on January 16, 2013
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

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

Date: February 13, 2013
/s/ Yan Tinghe
Yan Tinghe Chief Executive Officer
(Principal Executive Officer)

/s/ Li Chuanmin
Li Chuanmin Chief Financial Officer
(Principal Financial Officer)

