Form 10-K
period 2013-03-31
China YCT International Group, Inc.
filed 2013-07-01
CIK 847464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2013 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of September 30, 2012, the aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing sale price of such shares as reported on the OTCQB Marketplace, was $366,714.

The number of shares outstanding of the issuer’s common stock, as of June 20, 2013 was 29,663,023.

2

CHINA YCT INTERNATIONAL GROUP, INC.

FORM 10K

For the Fiscal Year Ended March 31, 2013

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

In March 2010, the Company purchased a patent from Shandong YCT for US$6.74 million, which enabled the Company to manufacture and distribute medicine products for cardio cerebral vascular disease, cosmetics and healthcare products.   The purchase price for the patent was determined through negotiations between the Company and Shandong YCT based on a valuation price of US$11.14 million. The patent for the manufacturing method of deeply extracting ginkgo flavonoids that the Company acquired from Shandong YCT, was assessed by Beijing Beifang Yashi Asset Evaluation Company. The Company received the independent assessment, based on the current income value method, that the patent had a fair value of US$11.14 million.  Shandong YCT sold the patent to the Company at a discount from the assessed value because Shandong YCT retained a license to produce certain products based on the patent technology.  The patent is for an aglycone type and purification method of biotransformation in gingko product manufacturing process, with a remaining legal life of 16.5 years.

 Conducting clinical studies in China via Shandong Spring will save substantial R&D expenses. The estimated average cost of the research and development for a new chemical drug is $980 million US dollars, of which 70 % will be used for clinical studies, and the average time of developing a new drug was 14.2 year. The actual cost could be higher and the time could be longer depending on the local regulations and/or market demand. CYIG has been unable to afford such cost. In 2004, the United States FDA released Guidance for industry Botanical drug products. According to this guidance, presentation of the prior use of the herbal drugs in foreign countries will help the approval of the application for the production permit. CYIG is still assessing whether to proceed under the Guidance to obtain a production permit for Ban Lan Gen (“BLG”), an herbal anti- biotic, used to cool and clear skin irritations and reduce fevers and sore throats, or pure Ban Lan Gen (“PBLG”). In the future, CYIG hopes to raise more capital for the research and development of the drug through offerings of debt or equity, but there can be no assurance such offerings will be successful. Simultaneously, CYIG will conduct the clinical studies following the standards of the US FDA in China, where the cost of conducting clinical trials is lower than in the United States. The conduct of clinical studies in foreign countries following the standards of the US FDA is permitted by the US FDA, and we believe that obtaining approval for an herbal drug from the FDA is easier than the approval of a chemical drug. In addition, CYIG would submit an application to China’s SFDA for the drug as an over the counter drug, which is permitted for sale in China.

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

According to data issued by Chinese Association (Wutai) of Market Information and Research, the annual worldwide consumption of various gingko extracts exceeded 460 tons in 2007, of which over 80% was produced in China.  A large portion of the Chinese production, however, is extracted from gingko biloba, and lacks aglycone.  The primary sources of aglycone-rich extracts are France, Germany, and the US.  Our gingko product currently competes with products manufactured domestically by both Chinese and non-Chinese companies; however, our product is not marketed outside of China.  We believe that our competitive advantages will be a substantially lower cost of production and advanced extraction technology.

Research and Development:  Our Products

Our goal is to utilize advanced biological technology to isolate and extract the beneficial compounds in plants that have traditionally been known to have medicinal benefits, primarily gingko.  We have a staff of 27 employees engaged in research and development of new technologies and resulting products.  In addition we maintain close ties to the research staffs at Tsinghua University, China Agriculture University, Shandong Herbal Medicine University, and the Shandong Herbal Medicine Research Institute. We entered into a written R&D Cooperation Agreement with Nanjing Forestry University, pursuant to which we will invest on a national ginkgo R&D center with Nanjing Forestry University and have the right of first refusal on the transfer and use of Nanjing Forestry University’s ginkgo related technologies. We also entered into an R&D Cooperation Agreement with Shandong University on April 26, 2011, which is effective until April 25, 2014. Pursuant to the agreement with Shandong University, we invested RMB 300,000 (approximately USD 45,000) in R&D projects and will be the co-owner of the resulting technologies. We were also committed to make further investments equal to 10% of our profits arising from Shandong University’s technologies.

On October 26, 2010, Shandong Spring Pharmaceutical signed an agreement to purchase three patents relating to Chinese herbal formulas from  Jining Tianruitong Technology Development Limited Company for $15,557,318, which agreement was subsequently amended and restated on March 14, 2011.  We received an independent assessment of the value of the patents, which substantiated the purchase price. Subsequent to March 31, 2011, $10,050,910 of the total purchase price was returned to Jining Tianruitong because certain governmental approvals for the transfer of one of the patents were not completed and the patents are being purchased as a group. As of March 31, 2012, all the prepayment related to the patent acquisition has been returned. Approval from the State Intellectual Property Office of the PRC is required for the transfer of the patent. We were obtaining governmental approvals for the transfer of the patent and in October 2011, two of the patents were transferred to the Company. The two patents are “Treatment to ischemic encephalopathy and its preparation method” (ZL200510045001.9) and “Chinese herbal medicine compound to treat renal insufficiency and its preparation” (ZL200710013301.8), with remaining legal lives of 13.75 years and 14.95 years, respectively. Due to the failure of obtaining governmental approval for the third patent, the Company amended the agreement in January 2013 to reflect the two acquired patents with a final cost of $11,459,260. The acquisition of the third patent was cancelled with the outstanding payment settled.

During the fiscal year ended March 31, 2013, we spent $1,756,053 in research and development.  Our R&D expenses were primarily used for acquiring and testing raw material, and also the ordinary maintenance expense for our research equipment.

Huoliyuan Capsule.

In January 2007, the company purchased from Beijing Boya Research Institution, Ltd., a patent for RMB400,000 (approximately USD$58,000) for the Huoliyuan Capsule. In 2010, the Company started to manufacture and distribute our new product, Huoliyuan Capsule. During the year ended March 31, 2013, the Company produced approximately 3.7 million boxes of (1*3 pack) and 3.6 million boxes of (1*2 pack) of Huoliyuan Capsule and sold approximately 4.4 million boxes of (1*3 pack) and 3.9 million boxes of (1*2 pack) with a retail price of RMB20 Yuan and RMB16 Yuan per box, respectively.

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

Purchase and Sale of Patent

On February 28, 2011, the Company acquired U.S. patent No. 6,475,531 B1 titled “Safe Botanical Drug for Treatment and Prevention of Influenza and Increasing Immune Function” (the “US Patent”) through a purchase agreement with L.Y. Research Corp. and its subsidiary, and LY. (HK) Biotech Limited, as amended as of August 15, 2011 (the “Acquisition Agreement”). As of March 31, 2012, the Company reviewed the U.S. patent for impairment due to the indication that the chance of the events not being met at October 21, 2012 was high and thereby, the patent would be subject to return with the Company obligated to repurchase the shares issued. The Company determined that the undiscounted cash flow expected to result from the use and eventual disposition of the U.S. Patent was zero as of March 31, 2012. Therefore, the fair value of the U.S. Patent was zero as of March 31, 2012 as calculated by the net present value of the cash flow. The carrying value of the patent was written off as impairment.

Further on October 29, 2012, because the conditions set in the Purchase Agreement (as amended) were not fulfilled, the Company and LY Research entered into the Termination Agreement to formally terminate the Purchase Agreement, and returned the Patent and the shares to LY Research and the Company, respectively. Subsequently, the Company cancelled the returned shares of the Company’s common stock.

Property and Facilities

We completed and transferred the plant and equipment of a new manufacturing facility during the fiscal year ended March 31, 2012, which is mainly used to facilitate the full production of ginkgo aglycone flavonoids. The designated annual production capacity of the Huoliyuan Capsule manufacturing factory is 11 million boxes per year; sales of which reached 61.6% of our total annual sales in the fiscal year ended March 31, 2013. . Our new factory includes a powder injection production line and cleaning and purifying equipment. The factory also includes a pin powder workshop, and a solid manufacturing workshop. Huoliyuan is manufactured in a dedicated workshop, and the second workshop will be used as our research facility. The Company has no immediate plan to build more workshops or factories.

After the manufacturing facility is completed, we plan to develop an art enzyme extraction facility for the utilization of gingko compounds. Achievement of that goal will depend on our ability to obtain substantial additional funds and there can be no assurances that such funds can be raised and/or that the facility can be constructed.

Shandong Spring Pharmaceutical operates on a property of approximately 1,700 acres that is owned by the rural collective economic organization in Sishui, Shandong. Shandong Spring Pharmaceutical has reached a cooperative agreement with the rural collective economic organization of gingko growers, which will expire in December 2016. Under the cooperative agreement, the rural collective economic organization granted us a right to occupy the property. Pursuant to the cooperative agreement, we provide the ginkgo growers, who control approximately 33,000 acres of land, guidance to plant gingko; and in exchange, we have a preemptive right to purchase their ginkgo leaves at the most-favored local price.  Besides housing our executive offices, the property is home to a manufacturing facility measuring 17,200 square meters and a research facility measuring 3,000 square meters.   The greater portion of the property, 1,647 acres, is dedicated to agricultural use, primarily the production of gingko.

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

The farm operated by Shandong Spring Pharmaceutical is operated in a manner consistent with the requirements for organic certification set up by the Organic Foods Development Center.  The health products manufactured have been certified as “green” by the Chinese Ministry of Agriculture in 2006, which reflects the company’s dedication to organic agricultural methods.

Marketing

We distribute products of Shandong YCT pursuant to a Purchase and Sale Contract executed on December 26, 2006.  The contract set forth the wholesale prices at which we purchased products from Shandong YCT.  On February 19, 2010, we renewed the Purchase and Sale Contract with Shandong YCT, for a term of five years ending on February 28, 2015. Pursuant to the renewed agreement, we can purchase 10 products from Shandong YCT on a fixed price, which were selected according to their sales volume and profits.

Our in-house marketing staff supervises independent primary dealers, who sub-distribute through networks of supermarkets, beauty parlors and other retail sites.  This network allows us to accomplish broad geographic distribution with a marketing staff of only eight people, thus keeping our overhead low.

We commenced marketing our proprietary gingko products and currently use two designated distributors..   Our goal will be to establish worldwide online distribution of our products.  Towards that end we have established a strategic distribution agreement on January 7, 2009 with China National Post Logistics, a subsidiary of China Post, which has 31 provincial offices located throughout China.

Employees

Shandong Spring Pharmaceutical currently employs 279 individuals, each on a full-time basis, as of March 31, 2013.  18 employees are involved in administration; 37 are dedicated to marketing and other functions, and 27 to research and development.  The remainder of our employees is involved in manufacturing.  We believe that we have a good relationship with our employees.

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

Since January 2007, the exclusive business activity of Shandong Spring Pharmaceutical has been the distribution of products manufactured by its affiliate company Shandong YCT.  The Company purchases the majority of its products from Shandong YCT. , For the year ended March 31, 2013, the amount purchased from Shandong YCT was amounted to US$5,322,248, and the purchase from the four major vendors (including Shandong YCT) was $13,641,878, representing over 84% of the Company’s annual total purchases. In the event we lose Shandong YCT or its business suffer adverse developments, our financial condition will be materially and adversely affected.

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

We may be held liable if any product we or our suppliers develop causes injury or is found unsuitable during product testing, manufacturing, marketing, sale or use. These risks are inherent in the development of pharmaceutical products. We do not have product liability insurance. If we choose to obtain product liability insurance but cannot obtain sufficient insurance coverage at an acceptable cost or otherwise protect against potential product liability claims, the commercialization of products that we develop may be prevented or inhibited. If we are sued for any injury caused by its products, our liability could exceed our total assets.

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

As of the report date, our directors and executive officers control approximately 38.19% of our outstanding shares of common stock. These shareholders, acting together, could have a substantial impact on matters requiring the vote of the shareholders, including the election of our directors and most of our corporate actions. This control could delay, defer or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our shareholders and us and this control could adversely affect the voting and other rights of our other shareholders.

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

Our common stock was listed for quotation on the OTC Bulletin Board until March 26, 2010.  It is currently listed under the trading symbol “CYIG” on the National Quotation Bureau Pink Sheets.   Set forth below are the high and low bid prices for each of the fiscal quarters since April 1, 2011.  The reported bid quotations reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

Period	High	Low

April 1, 2011 to June 30, 2011	$1.00	$0.04
July 1, 2011 to September 30, 2011	$0.50	$0.25
October 1, 2011 to December 31, 201	$0.51	$0.05
January 1, 2012 to March 31, 2012	$0.85	$0.06

April 1, 2012 to June 30, 2012	$0.10	$0.10
July 1, 2012 to September 30, 2012	$0.15	$0.01
October 1, 2012 to December 31, 2012	$0.02	$0.00
January 1, 2013 to March 31, 2013	$2.84	$0.30

(b)	Holders. We have 768 registered stockholders of record of our Common Stock, as of June 24, 2013.

(c)	Dividend Policy. We have not declared or paid cash dividends or made distributions in the past, and we do not anticipate that we will pay cash dividends or make distributions in the foreseeable future. We currently intend to retain and reinvest future earnings, if any, to finance our operations.

(d)	Equity Compensation Plan Information.

The information set forth in the table below regarding equity compensation plans (which include individual compensation arrangements) was determined as of March 31, 2013.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	0	0	0
Total	0	0	0

(e)	Recent Sales of Unregistered Securities.

None

(f)	Repurchase of Equity Securities. The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the year ended March 31, 2013.

ITEM 6.                 SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.                MANAGEMENT'S DISCUSSION AND ANALYSIS.

Results of Operations

The following table sets forth information from our statements of operations for the years ended March 31, 2013 and 2012, in dollars:

	Years Ended
	31-Mar		$	%
	2013	2012	Change	Change
Revenues	33,102,883	37,588,937	(4,486,054)	-11.9%
Cost of Sales	(16,177,786)	(17,410,659)	1,232,873	-7.1%
Gross Profit	16,925,097	20,178,278	(3,253,181)	-16.1%
Operating Expenses	(7,741,666)	(10,119,772)	2,378,106	-23.5%
Operating Income	9,183,431	10,058,506	(875,075)	-8.7%
Interest Income, net	105,722	304,928	(199,206)	-65.3%
Unrealized Gain on Derivative	8,297,884	(37,212,379)	45,510,263	122.3.0%
Income Tax Provision	(2,326,031)	(2,955,424)	629,393	-21.3%
Net Income	15,261,006	(29,804,369)	45,065,375	-151.2%
Comprehensive Income (Loss)	15,714,779	(28,504,505)	44,219,284	-155.1%

Net Sales

During the year ended March 31, 2013, we realized $33,102,883 in revenue, representing a decrease of 11.9% or $4,486,054 as compared to $37,588,937 for the same period in 2012. The decrease was primarily due to the recent market concerns over the toxic capsules used in health products in China. Although we conducted an independent quality check and our capsules do not have any adverse quality issue, our sales of encapsulated Huoliyuan and health care supplements were adversely affected.

Part of our revenues were generated by us as the distributor for the products manufactured by Shandong YCT. We entered into a Purchase & Sale Contract with Shandong YCT on December 26, 2006, which sets forth the wholesale price that we pay to Shandong YCT for each of the products it produces. On February 9, 2010, we renewed the Purchase and Sale Contract with Shandong YCT for a term of five years ending on February 28, 2015. Pursuant to the renewed contract, we can purchase 10 products from Shandong YCT on a fixed price, which were selected according to their sales volume and profit. During the year ended March 31, 2013, we generated of 35.0% our total revenue as the distributor of Shandong YCT, as compared to 39.1% during the year ended March 31, 2012.

The product of Huoliyuan Capsule accounted for 61.6% of our revenue during the year ended March 31, 2013, compared to 55.6% during the year ended March 31, 2012. Since July 2010, the company changed from being a distributor of Shandong Yong Chun Tang to both a manufacturer and distributor of our own products, Huoliyuan Capsule. Since late 2011, we have made great effort on marketing and developing new customers for our self-produced drug – Huoliyuan Capsule. As a result, we obtained new customers and expanded our sales of Huoliyuann Capsules, except for the decline in sales in the fiscal year ended March 31, 2013. .

The following is the sales breakdown by products during the years ended March 31, 2013 and 2012:

	For the years ended March 31,
	2013		2012
Revenue from:
Health care supplements	11,587,058	35%	14,696,473	39%
Drugs (Huoliyuan Capsule)	20,379,717	62%	20,891,394	56%
Other	1,136,108	3%	2,001,070	5%
Total	33,102,883	100%	37,588,937	100

Cost of Goods Sold and Gross Margin

Our costs of revenue comprised primarily of the cost of finished goods we purchased from Shandong YCT, the raw materials we purchased from third party vendors, and the manufacturing cost of our own patented drug, Huoliyuan Capsule. The cost of manufacturing Huoliyuan Capsule was approximately 51.2% of the total cost of goods sold during the year ended March 31, 2013.

During the year ended March 31, 2013, our cost of goods sold totaled $16,177,786, representing a decrease of $1,232,873 or 7.1% as compared to $17,410,659 during the year ended March 31, 2012, reflecting a decrease in net sales. The cost ratio for our operation remained steady with the percentages of the costs of goods sold to total revenues increased slightly from 46.3% for fiscal year 2012 to 48.9% for fiscal year 2013. This is primarily due to the increase in raw material price.

Gross Profit

Gross profit for the year ended March 31, 2013 was $16,925,097, a decrease of 16.1% or $3,253,181 as compared to the same period for the prior year. The percentage of our cost of sales over the sales of the Huoliyuan Capsules was up to 51.2% for the year ended March 31, 2013, from 41.9% for the same period in 2012 due to the increase in raw material cost. The average gross margin for health products increased from 49.9% in 2012 to 53.4% in 2013. In addition, beginning in the fiscal year 2011, we obtained new contracts from external customers to process and package their semi-finished products. Although sales from these products are not a major component of the total sales, the gross margin from these sales was rather high. Overall, gross profit as a percentage of net revenues was approximately 51% for the year ended March 31, 2013, decreased from 54% for same period of 2012.

The comparison of the profit margins for the years ended March 31, 2013 and 2012 as follows:

	Mar 31, 2013	Mar 31, 2012	Change in $	Variance
Health care supplements	6,190,335	7,336,320	(1,145,985)	-15.6%
Drugs	9,945,796	11,308,048	(1,362,252)	-12.0%
Others	788,966	1,533,911	(744,944)	-48.6%
Total	16,925,097	20,178,278	(3,253,182)	-16.1%

Research and Development Expenses

Our R&D expenses for the year ended March 31, 2013 were $1,756,053 or approximate 5% of total corresponding revenue, an increase of $907,300 or 106.9%, as compared to $848,753 or approximately 2% of total corresponding revenue for the year ended March 31, 2012. This reflected the increased expenses related to making investments in research and development of new technologies and products that can be utilized to refine and extract the beneficial components from plants, primarily gingko.

Our long-term goal is to utilize advanced biological technology to refine and extract the beneficial compounds in plants that have traditionally been known to have medicinal benefits, primarily gingko. As of March 31, 2013, we have 27 R&D staff. Our R&D staff is currently engaged in research and development of new technologies and resulting products.

Selling, General and Administrative Expenses

Our selling expenses consist primarily of sales commissions, advertising and promotion expenses, freight charges and related compensation. Our selling expenses for year ended March 31, 2013 were $2,869,188 or 8.7% of our total revenue for the period, representing a decrease of 0.7% as compared with the selling expenses ratio for the year ended March 31, 2012.

Our G&A expenses for the year ended March 31, 2013 decreased by 187.2% or $2,637,080 as compared to the prior year. The decrease in G&A expenses was principally due to the amortization expense recorded for the acquired US Patent (U.S. No. 6,475,531 B1) for 2012. During the year ended March 31, 2012, the amortization expense of this patent was $3,558,970. The US Patent was written off as of March 31, 2012 due to impairment; therefore, there was no amortization for the year ended March 31, 2013.

Other Expenses (Income)

During the year ended March 31, 2013, the Company recognized an expense in the amount of $5,531,892 for a derivative liability per the ASC 480-10-25-8. This expense was booked to other liability and disclosed in the note 10 – Other liability to the financial statements. The Company also recognized impairment of the US patent in the amount of $31,680,488 as other expenses for the year ended March 31, 2012. Pursuant to the Termination Agreement, derivative and other liabilities were reversed, with other income of $8,297,884 recognized for the year ended March 31, 2013.

Net Income

As a result of above, during the year ended March 31, 2013, we realized net income $15,261,006, representing a 151.2% or $45,065,375 increase, compared to the net loss $29,804,368 during the year ended March 31, 2012.

Comprehensive Income

Our business operates entirely in Chinese RMB, but we report our results in our SEC filings in U.S. Dollars. The conversion of our accounts from RMB to Dollars results in translation adjustments, which are reported as a middle step between net income and comprehensive income. The net income is added to the retained earnings on our balance sheet while the translation adjustment is added to a line item on our balance sheet labeled “other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business. During the year ended March 31, 2013, the effect of converting our financial results to Dollars was to add $453,773 to our other comprehensive income, as compared to $1,299,863 during the year ended March 31, 2012.

Liquidity and Capital Resources

Our principal sources of liquidity were generated from our operations. As of March 31, 2013, we had $30,123,423 in working capital, an increase of $11,647,365 or 63% as compared to $18,476,058 in working capital at March 31, 2012. We reduced the inventory level by consuming existing raw materials and decreasing purchases. The decrease in tax payable and other payable also contributed to the increase in working capital.

Based on our current operating plan, we believe that existing cash and cash equivalents balances, and the funds to be generated by operations will be sufficient to meet our working capital and capital requirements for our current operations for at least the next 12 months. Our operations produced positive cash flow of $9,277,721 during the year ended March 31, 2013. We had accounts receivable of $135,238 outstanding as of March 31, 2013. We expect our marketing activities to continue to help generate positive cash flow.  The operations of our own manufacturing since fiscal year 2010 has put some pressure on our cash flow. We may be required to seek additional capital and reduce certain spending as needed on an on-going basis. There can be no assurance that any additional financing will be available on acceptable terms.

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

On October 26, 2010, we signed an agreement to purchase three patents relating to Chinese herbal formulas from Jining Tianruitong Technology Development Limited Company for $15.6 million. Pursuant to this agreement, we made an advance payment of $15,600,000 in October 2010, and the agreement’s effectiveness was conditioned on the patents’ registration for transfer of title with the Chinese Patent Office. Subsequently, this purchase agreement was amended and restated on March 14, 2011.  According to the amended agreement, $10,100,000 of the total purchase price was returned to us from Jining Tianruitong Technology Development Limited Company because certain governmental approvals were not completed for the transfer of patents, which should be purchased as a group. Approval from the State Intellectual Property Office of the PRC is required for the transfer of the patent. Two of the patents had been transferred to the Company in October 2011. As of March 31, 2012, all of the prepayment has been returned. Due to the failure of obtaining the governmental approval for the third patent, we further amended the agreement in January 2013 reflecting the acquired two patents with the final cost of $11,459,260 and with the remaining payment settled as of March 31, 2013.

The following table sets forth a summary of our cash flows for the periods indicated:

	Years ended
	Mar 31, 2013	Mar 31, 2012	Change in $	%
Net cash provided by operating activities	$9,277,721	$14,281,881	(5,004,160)	-35.0%
Net cash provided by(used in) investing activities	$(1,847,422)	$1,332,153	(3,179,575)	-238.7%
Net cash provided by financing activities	$-	$-	-	-
Effect of exchange rate change on cash and cash equivalents	$347,649	$485,402	(137,753)	-28.4%
Net increase in cash and cash equivalents	$7,777,948	$16,099,436	(8,321,488)	-51.7%
Cash and cash equivalents, beginning balance	$22,146,240	$6,046,804	16,099,436	266.2%
Cash and cash equivalents, ending balance	$29,924,188	$22,146,240	7,777,948	35.1%

Operating Activities

Net cash provided by operating activities was $9,277,721 for the year ended March 31, 2013, which was a decrease of 35.0% or $5,004,160 from the $14,281,881 net cash provided by operating activities for the same period one year earlier. The decrease in accounts payable and accrued expenses and other payable decreased cash for the Company’s business operation.

Investing Activities

During the year ended March 31, 2013, our net cash used by investing activities was $1,847,422, as compared to $1,332,153 of net cash provided in investing activities for the year ended March 31, 2012. This change was primarily due to the payment to Jining Tianruitong Technology Development Limited Company to settle the purchase of patents during the year ended March 31, 2013.

Financing Activities

No net cash was generated or used by financing activities over the year ended March 31, 2013.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

Critical Accounting Policies and Estimates

We have made no material changes to our critical accounting policies in connection with the preparation of financial statements for fiscal year 2013.

New Accounting Pronouncements

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

ITEM 8                FINANCIAL STATEMENTS

The full text of our audited consolidated financial statements as of March 31, 2013 and 2012 begins on page F-1 of this Report.

ITEM 9.               CHANGES IN AND DISAGREEMENTS WITH   ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

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

Management’s Report on Internal Control over Financial Reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  We have assessed the effectiveness of those internal controls as of March 31, 2013, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework as a basis for our assessment.

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

As an interim solution, the Company engaged two part time consultants who are qualified financial professionals. In addition, we require all of the accounting personnel in the accounting department take a minimum of 24 CPE credits annually with a focus on US GAAP and internal financial reporting standards. Therefore, management believes that we have remediated the weakness and can remove the assessment going forward. Our Chief Executive Officer and Chief Financial Officer concluded that we have remediated the weakness and China YCT International Group’s system of disclosure controls and procedures was effective as of March 31, 2013 for the purposes described in this paragraph.

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

ITEM 9B             OTHER INFORMATION

None.

PART III

ITEM 10.             DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following individuals are the members of our Board of Directors and executive officers as of June 20, 2013.

Name	Age	Position with the Company

Yan Tinghe	59	Chairman, Chief Executive Officer

Chuanming Li	49	Chief Financial Officer

Zhang Jirui	58	Director

Robert J. Fanella	63	Independent Director

Dr. Bai Junying	53	Independent Director

Zhang Wengao	69	Independent Director

Zhou Hanwei	47	General Manager of Shandong Spring Pharmaceutical

Ding Xuzhong	42	Chief Marketing Officer

Zhang Qiang	42	Chief Administration Officer

Shao Zecheng	41	Vice President

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

Li Chuanmin.  Mr. Li has been our Chief Financial Officer since 2005 and has been involved with corporate financial management and accounting for over 29 years.  Since 2005, he has been employed as Chief Financial Officer of the Company’s subsidiary, Shandong Spring Pharmaceutical Co., Ltd.  From 2000 to 2005 Mr. Li was employed as Chief Financial Officer of Shandong Yongchuntang Biotechnology Co., Ltd.  From 1998 to 2000, Mr. Li was a teacher at the Shandong Finance Institute .  From 1990 to 1998, he was employed by an accounting firm in Jining City.   In 1986, Mr. Li received a diploma from the Shandong Finance Institute.

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

  Bai Junying . Dr. Bai was appointed as an independent director of China YCT International Group on April 6, 2009. Over the last twenty years, Dr. Bai has held senior management roles in several companies, including as CEO of Shandong Dong-e E-jiao Group, CEO of Shandong Xinhua Pharmaceutical Co., Ltd., and head of the research and development department and subsequently vice executive manager of Lukang Pharmaceutical Group Co., Ltd.  Dr. Bai is currently the CEO of Shandong Dong E-jiao Group, a national well-know pharmaceutical and health care group. From 2000 to 2005, while Dr. Bai served at Shandong Xinhua Pharmaceutical Group Co., Ltd, where he was responsible for the daily operation of the company.  Dr. Bai successfully brought the company public and helped develop the company into one of the leading pharmaceutical companies in China. As Head of the R&D Department at Lukang Pharmaceutical Group from 1987 to 2000, Dr. Bai played a central role in the integration and development of an antibiotic injection agent, which made Lukang Pharmaceutical Group a national research center for antibiotics. In 1990, Dr. Bai obtained his Ph.D.  in Pharmacy from Beijing University Health Science Center.

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

Shao Zecheng .. Mr. Shao has been involved with capital business for over 10 years.  Since 2007 he has been employed as vice president of the Company’s subsidiary, Shandong Spring Pharmaceutical Co., Ltd.  From 1997 to 2007, Mr. Shao was employed as Minister of Korean Daewoo Group.  During the period, he successfully managed, designed and programmed 2 ERP projects and cooperated with the other departments of the company in the past years. All the projects were released on schedule, with high quality that helped the company's business grow. From 1994 to 1997, Mr. Shao was a computer engineer at the Shandong Huajin Group.   In 1994, Mr. Shao received a diploma from the Shandong Teachers’ University. In 2000, he received the Super Development Engineer Certificate for PoweBuilder in Sybase Center.

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

Section 16(a) Beneficial Ownership Reporting Compliance

None of the officers, directors or beneficial owners of more than 10% of the Company’s common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended March 31, 2013.

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

Base Salary

The annual compensation for Yan Tinghe and Li Chuanming for the year ended March 31, 2013 was $46,924 and $31,283 respectively. All such amounts were paid in cash. The base salary reflects each executive’s skill set and the market value of that skill set as determined by our Board of Directors and/or our executive officers. No compensation was paid to the independent directors during the fiscal year ended March 31, 2013.

Bonuses

None.

Equity Awards

There were no stock options acquired by the executive officers during the year ended March 31, 2013.

SUMMARY COMPENSATION TABLE

The following table sets forth all compensation awarded to, earned by, or paid by the Company and its subsidiaries to our Chief Executive Officer and Chief Financial Officer, during the past three fiscal years. There were no executive officers whose total salary and bonus for the fiscal year ended March 31, 2012 exceeded $100,000.

	Fiscal Year	Salary	Bonus	Stock Awards	Option Awards	Other Compensation
Yan Tinghe, CEO	2013	$46,924	0	0	0	0
	2012	$46,924	0	0	0	0
	2011	$45,500	0	0	0	0

Li Chuanming, CFO	2013	$31,283	0	0	0	0
	2012	$31,283	0	0	0	0
	2011	30,000	0	0	0	0

Remuneration of Directors

The total amount of the compensation in the form of shares of common stock to the independent directors was $5,000 for the year ended March 31, 2013. .

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

ITEM 12.             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information known to us with respect to the beneficial ownership of our 29,663,023 outstanding shares of common stock as of June 20, 2013 regarding the following:

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

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Percentage of Class

Yan Tinghe	9,653,690	32.54%

Zhang Jirui	1,427,783	4.81%

Robert J. Fanella	22,450	0.74%

Dr. Bai Junying	12,500	*

Zhang Wengao	12,500	*

All officers and directors as a group (5 persons)	11,326,923	38.19%

(1)	Except as otherwise noted, each shareholder’s address is c/o Shandong Spring Pharmaceutical Co., Ltd., Economic Development Zone, Gucheng Road, Sishui County, Shandong Province, P.R. China.
(2)	Yaguang Liu is the sole shareholder of L.Y. Holding Limited, the record owner of the shares.

(3)	Except as otherwise noted, all shares are owned of record and beneficially.

* Indicate less than 0.01%

ITEM 13.              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships

None of our officer and directors has engaged in any transaction with China YCT International Group or Shandong Spring Pharmaceutical during the past two fiscal years that had a transaction value in excess of $60,000.

Director Independence

The following members of our Board of Directors are independent, as “independent” is defined in the rules of the NASDAQ Stock Market:  Robert J. Fanella, Dr. Bai Junying and Zhang Wengao.

ITEM 14             PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

GZTY CPA GROUP, LLC billed $85,000 and $88,000 to the Company for professional services rendered for the audit of the financial statements for the fiscal years ending on March 31, 2013 and 2012, respectively

Audit-Related Fees

GZTY CPA GROUP, LLC billed $0 to the Company during fiscal year ending March 31, 2013 and 2012 for assurance and related services that are reasonably related to the performance of the fiscal 2013 and fiscal 2012 audits.

Tax Fees

GZTY CPA GROUP, LLC billed $0 to the Company during fiscal year ending March 31, 2013 and 2012 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

GZTY CPA GROUP, LLC billed $0 to the Company in fiscal year ending March 31, 2013 and 2012 for services not described above.

It is the policy of the Company that all services other than audit, review or attest services must be pre-approved by the Board of Directors.  No such services have been performed by GZTY CPA GROUP, LLC or Friedman LLP during the years of ending on March 31, 202 and 2011.

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

10.12	Termination Agreement, dated as of October 29, 2012, by China YCT International Group, Inc. and L.Y. Research Corporation, Filed as an exhibit to the Company’s report on Form 8-K on January 16, 2013.
10.13	Payment Agreement , dated as of January 1, 2013 between Shandong Spring and Jining Tianruitong Corporation.*
14.1	China YCT International Group Code of Ethics

14.2	Charter for the Audit Committee

14.3	Charter for the Governance and Nominating Committee

14.4	Charter for the Compensation Committee

21.1	Subsidiaries of the registrant*

31.1	Rule 13a-14(a) Certificate – CEO

31.2	Rule 13a-14(a) Certificate – CFO

32	Certificate pursuant to 18 U.S.C. ss. 1350

*	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA YCT INTERNATIONAL GROUP, LTD.

By:

/s/ Yan Tinghe	June 29 , 2013
Yan Tinghe Chief Executive Officer

/s/ Li Chuanmin ,	June 29 , 2013
Li Chuanmin Chief Financial Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Yan Tinghe	June 29 , 2013
Yan Tinghe, Director
Chief Executive Officer

/s/ Li Chuanmin	June 29 , 2013
Li Chuanmin,
Chief Financial Officer

/s/ Robert Fanella
Robert J. Fanella	June 29 , 2013
Director

/s/ Bai Junying
Dr. Bai Junying	June 29 , 2013
Director

/s/ Zhang Wengao
Zhang Wengao	June 29 , 2013
Director

/s/ Zhang Jirui
Zhang Jirui	June 29 , 2013
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:

China YCT International Group Inc.

We have audited the consolidated balance sheet of China YCT International Group Inc. (the “Company”) as of March 31, 2013 and 2012, and the related statements of operations, stockholders’ equity and cash flows for the periods then ended. The management of China YCT International Group Inc. is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China YCT International Group Inc. as of March 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/GZTY CPA GROUP, LLC
GZTY CPA GROUP, LLC

June 8, 2013
Metuchen, NJ

 CHINA YCT INTERNATIONAL GROUP, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2013 AND 2012

Table of Contents
Page

Consolidated Balance Sheets as of March 31, 2013 and 2012	F-1

Consolidated Statements of Income for the years ended March 31, 2013 and 2012	F-2

Condensed Consolidated Statements of Stockholders' Equity for the years Ended March 31, 2013 and 2012	F-3

Consolidated Statements of Cash Flows for the years Ended March 31, 2013 and 2012	F-4

Notes to Consolidated Financial Statement	F-5-F-12

CHINA YCT INTERNATIONAL GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

		UNIT: USD$
	March 31, 2013	March 31, 2012

Assets
Current assets:
Cash and cash equivalent	$29,924,188	$22,146,240
Accounts receivable	135,237	115,938
Prepaid accounts	20,972	20,887
Inventory	1,296,550	1,978,488
Total current assets	31,376,947	24,261,553
Plant, property and equipment, net	9,409,916	9,663,338
Construction in progress	220,874	219,983
Intangible assets, net	17,656,561	18,863,510
Total assets	58,664,298	53,008,384

Liabilities and Stockholders’ Equity (Deficit)
Liabilities:
Current liabilities:
Tax payable	886,706	1,018,543
Other payable	366,818	4,766,952
Total current liabilities	1,253,524	5,785,495
Derivative liabilities	-	5,531,892
Total liabilities	1,253,524	11,317,387

Stockholders’ Equity
Preferred stock, par value $500.00 per share; 45 shares authorized and issued at March 31, 2013 and March 31, 2012	22,500	22,500
Common stock, par value $0.001 per share; 500,000,000 and 100,000,000 shares authorized, at March 31, 2013 and March 31, 2012, respectively, 29,663,023 shares issued and outstanding at March 31, 2013; and 73,868,110 shares issued at March 31, 2012, respectively	29,663	73,780
Additional paid-in capital	4,180,095	36,879,643
Statutory reserve	956,633	956,633
Retained earnings	48,426,955	417,285
Accumulated other comprehensive income	3,794,929	3,341,156
Total stockholders’ equity	57,410,775	41,690,997
Total liabilities and stockholders’ equity	$58,664,298	$53,008,384

F-1

 CHINA YCT INTERNATIONAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

UNIT: USD$

	FOR THE YEARS ENDED
	March 31, 2013	March 31, 2012
Sales Revenue	$33,102,883	$37,588,937

Cost of Goods Sold	16,177,786	17,410,659

Gross Profit	16,925,097	20,178,278

Selling Expenses	2,869,188	3,517,514

G&A Expense	3,116,425	5,753,505

R&D Expenses	1,756,053	848,753

Total expense	7,741,666	10,119,772

Income from operation	9,183,431	10,058,506

Interest income (Expense)	105,722	304,928

Other income (Expense)	8,297,884	(37,212,379)

Profit before tax	17,587,037	(26,848,944)

Income tax	2,326,031	2,955,424

Net income	15,261,006	(29,804,368)

Other comprehensive income

Foreign currency translation adjustment	453,773	1,299,863

Comprehensive income	$15,714,779	$(28,504,505)

Basic and diluted income per common share

Basic and Diluted	0.28	0.00

Weighted average number of common shares outstanding

Basic and Diluted	55,217,197	73,868,110
F-2

CHINA YCT INTERNATIONAL GROUP, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

UNIT: USD$

	Preferred Stock Series A		Common shares		Additional paid-in capital	Statutory Reserve	Accumulated OCI	Retained Earnings	Total
	Shares	Amount	Shares	Amount
Balance - March 31, 2012	45	$22,500	73,868,110	$73,868	$36,879,555	$956,633	3,341,156	$417,285	$41,690,997
Issuance of common shares to independent directors			50,000	50	4,950				5,000
Cancellation of issued stock for return of patent			(44,255,087)	(44,255)	(32,704,410)			32,748,665	-
Net income for the year								15,261,005	15,261,005
Foreign currency translation adjustment							453,772		453,772

Balance - March 31, 2013	45	22,500	29,663,023	29,663	4,180,095	956,633	3,794,929	48,426,955	57,410,775
F-3

CHINA YCT INTERNATIONAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW

    UNIT: USD$

	YEARS ENDED MARCH 31
	2013	2012
Cash Flows From Operating Activities:
Net income	15,261,006	$-29,804,368
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,658,245	5,058,010
Issue of common shares as compensation	5,000	-
Common stock cancellation due to return of patent	-2,765,993
Unrealized gain on derivative	(5,531,892)	-
Long-lived assets impairment	-	31,680,488
Changes in operating assets and liabilities:
Inventory	681,940	(1,919,305)
Accounts receivable	(19,300)	(20,887)
Accounts payable	73,826.00	(115,938)
Taxes payable	(131,837)	(665,401)
Accrued expenses and other payables	46,726	10,069,282
Net cash provided by (used in) operating activities	9,277,721	14,281,881
Cash flows from investing activities:
Addition to plant and equipment	(92,728)	(77,174)
Prepayment/(deposit) to Jining Tianruitong for purchase of patents	(1,754,693.81)	1,409,327
Net cash provided by (used in) investing activities	(1,847,422)	1,332,153
Effect of exchange rate changes on cash and cash equivalents	347,649	485,402
Net increase (decrease) in cash and cash equivalents	7,777,948	16,099,436
Cash and cash equivalents at beginning of period	22,146,240	6,046,804
Cash and cash equivalents at ending of period	29,924,188	$22,146,240
Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$105,722.00	-
Income taxes	$2,457,868	$2,178,687
Non-cash financing activities:
Stock issued for services	50,000	22,222
Stock issued for acquisition of patent		44,255,087
Stock cancelled for return of patent	44,255,087	-

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

Accounts receivable

The Company recognizes as accounts receivable any products shipped where payments have not been rendered. As of March 31, 2013, the Company considers all its accounts receivable to be collectable and no provision for doubtful accounts has been made in the consolidated financial statements.

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

Property and equipment

Property and equipment are stated at cost. The cost of an asset comprises its purchase price and any directly attributable costs of bringing the asset to its present working condition and locations for its intended use. Depreciation is calculated using the straight-line method over the following useful lives:

Buildings	30-35 years

Machinery, equipment and automobiles Furniture and fixtures	7-15 years 7-10 years

Expenditures for maintenance and repairs are charged to expense as incurred. Additions, renewals and betterments are capitalized.

Intangible Assets

(i)	Land Use Rights:

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

The Company reviewed the U.S. patent for impairment due to the indication that the chance of the contingent financing target not being met at October 21, 2012 was changed to high and thereby, the patent would be subject to return with the Company obligated to repurchase the shares issued. The Company determined that the undiscounted cash flow expected to result from the use and eventual disposition of the U.S. Patent was zero as of March 31, 2012. Therefore, the fair value of the U.S. Patent was zero as of March 31, 2012 as calculated per the net present value of the cash flow. The carrying value of the patent should be written off as impairment. Total impairment recognized as included in other expenses in the year ended March 31, 2012 amounted to $31,680,488. As of October 21, 2012, because the conditions set in the Purchase Agreement were not fulfilled, the Company and LY Research entered into a termination agreement on October 29, 2012 to formally terminate the Purchase Agreement and return the patent and the shares to LY Research and the Company respectively.

Income taxes

The Company accounts for income tax under the asset and liability method as stipulated by ASC 740 formerly Statement of Financial Accounting Standards (”SFAS”) No. 109, “ Accounting for Income Taxes”, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the financial statements or tax returns.  Deferred Income taxes are recognized for all significant temporary differences between tax and financial statements bases of assets and liabilities.  Valuation allowances are established against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company didn’t recognize any deferred tax amount at March 31, 2013 and 2012.

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

The Company recorded net VAT payable in the amount of $349,994 and $225,223 as of March 31, 2013 and 2012, respectively.

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

The research and development expense for the years ended March 31, 2013 and 2012 was $1,756,053 and $848,753, respectively.

Advertising costs

Advertising costs for newspaper and television are expensed as incurred.  The Company incurred advertising costs of $759,866 and $548,995 for the years ended March 31, 2013 and 2012, respectively.

Mailing and handling costs

The Company accounts for mailing and handling fees in accordance with the FASB Accounting Standards Codification (“ASC”) 605-45 (Emerging Issues Task Force (EITF) Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs). The Company includes shipping and handling fees billed to customers in net revenues. Amounts incurred by the Company for freight are included in cost of goods sold. For the years ended March 31, 2013 and 2012, the Company incurred $1,125,610 and $664,706 mailing and handling costs, respectively.

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

Net income (loss) per share (“EPS”)

Basic EPS excludes dilution and is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (convertible preferred stock, forward contracts, warrants to purchase common stock, contingently issuable shares, common stock options and warrants and their equivalents using the treasury stock method) were exercised or converted into common stock. There were nil and 31,610,679 shares common stock equivalents available for dilution purposes as of March 31, 2013 and 2012, respectively.

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

As of March 31, 2013, the Company did not identify any financial instruments that are required to be presented on the balance sheet at fair value other than those whose carrying amounts approximate fair value due to their short maturities.

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

Translation adjustments resulting from this process amounted to $3,794,929 and $3,341,156 as of March 31, 2013 and 2012, respectively.

The following exchange rates were adopted to translate the amounts from RMB into United States dollars (“USD$”) for the respective periods:

	March 31, 2013	March 31, 2012
Year End RMB Exchange Rate (RMB/USD$)	6.2689	6.2943
Average Period RMB Exchange Rate (RMB/USD$)	6.2785	6.3933

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

NOTE 3 – PREPAID ACCOUNTS

The prepaid account in the amount of $20,972 and $20,887 as of March 31, 2013 and 2012, respectively, is a prepayment to Shandong YCT for purchase of its health products.

NOTE 4 - INVENTORY

Inventory consists of finished goods, work-in-process, and raw materials. No allowance for inventory was made for the years ended March 31, 2013 and 2012.

The components of inventories as of March 31, 2013 and 2012 were as follows:

	Year Ended
	March 31, 2013	March 31, 2012
Raw materials	$864,956	$272,873
Work-in-progress	391,711	414,390
Finished goods	39,883	1,291,225
Total Inventories	$1,296,550	$1,978,488

NOTE 5 – PLANT, PROPERTY AND EQUIPMENT, NET

The components of property and equipment as of March 31, 2013 and 2012 were as follows:

	Year Ended
	March 31, 2013	March 31, 2012
Machinery & Equipment	$638,221	$538,461
Furniture & Fixture	165,203	164,536
Building	10,150,522	10,109,560
Subtotal	10,953,946	10,812,557
Less: Accumulated Depreciation	(1,544,030)	(1,149,219)
Total plant, property and equipment, net	$9,409,916	$9,663,338

The depreciation expense for the years ended March 31, 2013 and 2012 was $394,811 and $480,474, respectively.

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

NOTE 7 - MAJOR CUSTOMER AND VENDOR

In the year ended March 31, 2013, the Company mainly sold products to individual retail customers through nine major distributors.

The Company purchases its products from Shandong Yong Chun Tang (“Shandong YCT”) according to the contract signed on December 26, 2006 between the Company and Shandong Yuan Chun Tang. For the year ended March 31, 2013 and 2012, the purchase from the four major vendors, including Shandong YCT, was $13,641,878 and $17,315,268, representing 84% and 99.5% of the Company’s annual total purchase, respectively.

 NOTE 8 - INTANGIBLE ASSETS, NET

The intangible assets of the Company consist of land use right and purchased patents.

Net land use right and purchased patents were as follows:

	Amortization	As of
	Period	March 31, 2013	March 31, 2012
Land use right	50 years	1,618,785	$1,612,252
Less: Accumulated amortization		(211,149)	(178,052)
Land use right, net		1,407,636	1,434,200
Patent 1	16.5 years	7,337,810	7,308,199
Patent (non-US No. ZL200510045001.9)	13.75 years	9,890,092	9,850,182
Patent (non-US No. ZL200710013301.8)	14.95 years	1,569,168	1,588,739
Less: Accumulated amortization		(2,548,146)	(1,317,810)

Patents, net		$16,248,925	$17,429,310

The amortization expense of land use right for the years ended March 31, 2013 and 2012 was $33,097 and $38,231, respectively.

The amortization expense of patent for the years ended March 31, 2013 and 2012 was $1,230,336 and $4,539,304, respectively.

NOTE 9 - TAX PAYABLE

Tax payable at March 31, 2013 and 2012 were as follows:

	As of
	March 31, 2013	March 31, 2012

Corporate Income Tax	$508,024	$774,423
Value-Added Tax	349,994	225,223
Other Tax & Fees	28,688	18,897

Total Tax Payable	$886,706	$1,018,543

NOTE 10 - INCOME TAXES

Shandong Spring Pharmaceutical Co., Ltd is subject to the Enterprise income tax (“EIT”) at a statutory rate of 25%.

On February 28, 2011, the Company purchased another patent (the “US Patent”) pursuant to the terms of a purchase agreement with L.Y. Research Corp., a New Jersey corporation (“LY Research”), which purchase agreement was amended and restated on August 15, 2011 and amended on October 21, 2011 (the “Purchase Agreement). On October 29, 2012, due to the fact that the conditions set in the Purchase Agreement were not fulfilled, the Company and LY Research entered into a termination agreement to formally terminate the Purchase Agreement, and return the Patent and the shares to LY Research and the Company, respectively. Prior to termination of the purchase agreement, the Company had conducted an impairment analysis with respect to the US Patent and concluded that impairment was warranted. The loss from impairment of the US patent is not tax deductible in China. Therefore, the tax difference in the amount of $7,920,122 ($31,680,487 x 25%) caused by loss recognized on our book but not for the Chinese tax purpose at March 31, 2012 was a permanent difference. However, upon the sale of the US Patent back to the seller, the permanent tax differences associated with the recognition of the contingent obligation and the loss from impairment were reversed and there is no permanent tax difference at March 31, 2013.

For the years ended March 31, 2013 and 2012, Shandong Spring Pharmaceutical Co., Ltd. recorded income tax provisions of $2,326,031 and $2,955,424, respectively.

NOTE 11 – OTHER LIABILITY:

On February 28, 2011, the Company entered into a purchase agreement with L.Y. Research Corp., a New Jersey corporation (“LY Research”), which purchase agreement was amended and restated on August 15, 2011 and amended on October 21, 2011 (the “Purchase Agreement).   Pursuant to the terms of the Purchase Agreement, the Company acquired a patent (the “LY Patent”) from L.Y. (HK) Biotech Limited, a wholly owned company by L.Y. Research Corp., in exchange for 44,254,952 shares of the Company’s common stock at inception date. In addition, there will be two contingent considerations of total 31,610,544 shares to be issued upon the occurrences of some pre-determined events. The first contingent consideration of 11,063,968 shares was issuable upon the Company’s stock being listed on OTCBB or OTCQB.

Because the obligation to issue additional shares to LY Research Cop was contingent upon the occurrence of certain predetermined events, the liability is recognized when the contingencies are resolved. On September 9, 2011, LY Research Corp became entitled to the issuance of 11,063,968 shares of common stock upon the occurrence of the quotation of the Company’s common stock on the OTCQB.   Therefore, the liability to issue 11,063,968 shares of common stocks should be recorded for the quarter ended September 30, 2011 and forward.

The amount of the liability was calculated by multiplying the 11,063,968 shares of common stock by the quoted average stock price on September 9, 2011. The stock price per share on September 9, 2011 was $0.25. The calculation of the liability to issue 11,063,968 shares of the common stock is as followed:

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

In addition, because the acquisition is not a certain future event as of October 21, 2011 and forwards, the Company considers the contingent obligation to repurchase its own shares as a written put option. Per ASC 480-10-30-7, all financial instruments, recognized under the guidance in Section 480-10-25, other than certain physically settled forward purchase contracts, shall be measured initially at fair value.

The fair value of the obligation on October 21, 2011 should be the market price of the shares that the company is obligated to repurchase if the financing is failing and weighted by the probability of the Company failing to meet the financing target of $20,000,000 or achieving the listing on NASDAQ or a major foreign stock exchange. On October 21, 2011, the company had issued and was obligated to issue 55,318,920 common shares to Dr. Liu. Therefore, the number of potential shares needed to repurchase was 55,318,920 on October 21, 2011 and forwards.

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

NOTE 13 - STOCKHOLDERS’ EQUITY

Stock Issued to Independent Directors

The total amount of the compensation in the form of issuing shares of common stocks to the independent directors was $5,000 and $11,111 for the years ended March 31, 2013 and 2012, respectively.

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

On October 29, 2012, because the conditions set in the Purchase Agreement were not fulfilled, the Company and LY Research entered into the Termination Agreement to formally terminate the Purchase Agreement, and returned the Patent and the shares to LY Research and the Company, respectively. Subsequently, the Company cancelled the returned shares of the Company’s common stock. As a result of this cancellation, “Additional paid-in capital” and “Retained earnings” decreased by $32,704,410 and $32,748,664, respectively.

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

As of March 31, 2013 and 2012, the Company appropriated $956,633 to the statutory reserve.

