Form 10-Q
period 2013-06-30
China YCT International Group, Inc.
filed 2013-08-13
CIK 847464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of shares outstanding of the issuer’s common stock on August 6, 2013 was 29,663,023.

CHINA YCT INTERNATIONAL GROUP, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2013 AND 2012

(UNAUDITED)

Table of Contents

Page
Consolidated Balance Sheets as of June 30, 2013 (Unaudited) and March 31, 2013	3

Consolidated Statements of Income for the three months ended June 30, 2013 and 2012 (Unaudited)	4

Condensed Consolidated Statements of Stockholders' Equity as of June 30, 2013 (Unaudited) and March 31, 2013	5

Consolidated Statements of Cash Flows for the three months Ended June 30, 2013 and 2012 (Unaudited)	6

Notes to Consolidated Financial Statement	7-11

CHINA YCT INTERNATIONAL GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

		UNIT: USD$
	June 30, 2013	March 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalent	$27,170,517	$29,924,188
Accounts receivable	-	135,237
Prepaid accounts	21,278	20,972
Inventory	3,138,716	1,296,550
Total current assets	30,330,511	31,376,947
Plant, property and equipment, net	12,461,444	9,409,916
Construction in progress	-	220,874
Intangible assets, net	17,582,370	17,656,561
Total assets	60,374,325	58,664,298

Liabilities and Stockholders’ Equity (Deficit)
Liabilities:
Current liabilities:
Tax payable	424,560	886,706
Other payable	8,290	366,818
Total current liabilities	432,850	1,253,524
Total liabilities	432,850	1,253,524

Stockholders’ Equity
Preferred stock, par value $500.00 per share; 45 shares authorized and issued at June 30, 2013 and March 31, 2013	22,500	22,500
Common stock, par value $0.001 per share; 500,000,000 and 100,000,000 shares authorized, 29,663,023 shares issued and outstanding at June 30, 2013 and March 31, 2013, respectively	29,663	29,663
Additional paid-in capital	4,180,095	4,180,095
Statutory reserve	956,633	956,633
Retained earnings	50,348,572	48,426,955
Accumulated other comprehensive income	4,404,012	3,794,929
Total stockholders’ equity	59,941,475	57,410,775
Total liabilities and stockholders’ equity	$60,374,325	$58,664,298

CHINA YCT INTERNATIONAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

UNIT: USD$
	FOR THE THREE MONTHS ENDED
	June 30, 2013	June 30, 2012

Sales Revenue	$8,220,587	$8,916,979
Cost of Goods Sold	3,976,310	4,368,921
Gross Profit	4,244,277	4,548,058

Selling Expenses	543,686	870,204

G&A Expense	579,908	487,383
R&D Expenses	587,259	222,566
Total expense	1,710,853	1,580,153
Income from operation	2,533,424	2,967,905
Interest income (Expense)	28,732	28,031
Profit before tax	2,562,156	2,995,936
Income tax	640,539	743,226
Net income	1,921,617	2,252,710
Other comprehensive income:
Foreign currency translation adjustment	609,083	(40,878)
Comprehensive income	$2,530,700	2,211,832
Basic and diluted income per common share
Basic and Diluted	0.06	0.03

Weighted average number of common shares outstanding
Basic and Diluted	29,663,023	73,782,832

CHINA YCT INTERNATIONAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
(Unaudited)

		UNIT: USD$
	THREE MONTHS ENDED
	June 30, 2013	June 30, 2012
Cash Flows From Operating Activities:
Net income	$1,921,617	$2,252,710
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	335,123	398,887
Issue of common shares as compensation	-	5,000
Changes in operating assets and liabilities:
Inventory	(1,842,166)	(781,616)
Accounts receivable	135,238	115,938
Taxes payable	(462,146)	(623,353)
Accrued expenses and other payables	(358,530)	(72,654)
Net cash provided by (used in) operating activities	(270,864)	1,294,912
Cash flows from investing activities:
Addition to plant and equipment	(3,029,360)	(1,914)
Reduction of construction in progress	220,874
Net cash provided by (used in) investing activities	(2,808,486)	(1,914)
Effect of exchange rate changes on cash and cash equivalents	325,678	111,099
Net increase (decrease) in cash and cash equivalents	(2,753,671)	1,404,097
Cash and cash equivalents at beginning of period	29,924,188	22,146,240
Cash and cash equivalents at ending of period	27,170,517	$23,550,337
Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$128	$28,031
Income taxes	$1,651,089	$1,366,579
Non-cash financing activities:
Stock issued for services		$5,000

CHINA YCT INTERNATIONAL GROUP, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

UNIT: USD$
	Preferred Stock Series A		Common shares		Additional paid-in capital	Statutory Reserve	Accumulated OCI	Retained Earnings	Total
	Shares	Amount	Shares	Amount

Balance - March 31, 2013	45	$22,500	29,663,023	$29,663	$4,180,095	$956,633	$3,794,929	$48,426,955	$57,410,775
Net income for the year								1,921,617	1,921,617
Foreign currency translation adjustment							609,083		609,083

Balance - June 30, 2013	45	$22,500	29,663,023	$29,663	$4,180,095	$956,633	$4,404,012	$50,348,572	$59,941,475

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

Accounts receivable

The Company recognizes as accounts receivable any products shipped where payments have not been rendered. As of June 30, 2013, the Company considers all its accounts receivable to be collectable and no provision for doubtful accounts has been made in the consolidated financial statements.

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

Income taxes

The Company accounts for income tax under the asset and liability method as stipulated by ASC 740 formerly Statement of Financial Accounting Standards (”SFAS”) No. 109, “ Accounting for Income Taxes”, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the financial statements or tax returns.  Deferred Income taxes are recognized for all significant temporary differences between tax and financial statements bases of assets and liabilities.  Valuation allowances are established against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company didn’t recognize any deferred tax amount at June 30, 2013 and March 31, 2013.

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

The Company recorded net VAT receivable in the amount of $242,095 as of June 30, 2013 and net VAT payable in the amount of $349,994 as of March 31, 2013

Research and development

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

The research and development expense for the three months ended June 30, 2013 and 2012 was $587,259 and $222,566, respectively.

Advertising costs

Advertising costs for newspaper and television are expensed as incurred.  The Company incurred advertising costs of $0 and $285,279 for the three months ended June 30, 2013 and 2012, respectively.

Mailing and handling costs

The Company accounts for mailing and handling fees in accordance with the FASB Accounting Standards Codification (“ASC”) 605-45 (Emerging Issues Task Force (EITF) Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs). The Company includes shipping and handling fees billed to customers in net revenues. Amounts incurred by the Company for freight are included in cost of goods sold. For the three months ended June 30, 2013 and 2012, the Company incurred $305,619 and $278,608 mailing and handling costs, respectively.

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

Net income (loss) per share (“EPS”)

Basic EPS excludes dilution and is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (convertible preferred stock, forward contracts, warrants to purchase common stock, contingently issuable shares, common stock options and warrants and their equivalents using the treasury stock method) were exercised or converted into common stock. There were nil shares common stock equivalents available for dilution purposes as of June 30, 2013 and March 31, 2013, respectively.

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

As of June 30, 2013 and March 31, 2013, the Company did not identify any financial instruments that are required to be presented on the balance sheet at fair value other than those whose carrying amounts approximate fair value due to their short maturities.

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

Translation adjustments resulting from this process amounted to $609,083 and $(40,878) for the three months ended June 30, 2013 and 2012, respectively.

The following exchange rates were adopted to translate the amounts from RMB into United States dollars (“USD$”) for the respective periods:

	June 30, 2013	June 30, 2012
Year End RMB Exchange Rate (RMB/USD$)	6.1787	6.3249
Average Period RMB Exchange Rate (RMB/USD$)	6.2053	6.3074

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

NOTE 3 – PREPAID ACCOUNTS

The prepaid account in the amount of $21,278 and $20,972 as of June 30, 2013 and March 31, 2013, respectively, is a prepayment to Shandong YCT for purchase of its health products.

NOTE 4 - INVENTORY

Inventory consists of finished goods, work-in-process, and raw materials. No allowance for inventory was made for the three months ended June 30, 2013 and 2012.

The components of inventories as of June 30, 2013 and March 31, 2013 were as follows:

	As of
	June 30, 2013	March 31, 2013
Raw materials	$678,396	$864,956
Work-in-progress	203,549	391,711
Finished goods	2,256,771	39,883
Total Inventories	$3,138,716	$1,296,550

NOTE 5 – PLANT, PROPERTY AND EQUIPMENT, NET

The components of property and equipment as of June 30, 2013 and March 31, 2013 were as follows:

	As of
	June 30, 2013	March 31, 2013
Machinery & Equipment	$1,456,051	$638,221
Furniture & Fixture	167,615	165,203
Building	12,500,047	10,150,522
Subtotal	14,123,713	10,953,946
Less: Accumulated Depreciation	(1,662,269)	(1,544,030))
Total plant, property and equipment, net	$12,461,444	$9,409,916

The depreciation expense for the three months ended June 30, 2013 and 2012 was $118,240 and $87,996, respectively.

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

NOTE 7 - MAJOR CUSTOMER AND VENDOR

In the three months ended June 30, 2013, the Company mainly sells products to individual retail customers through nine major distributors.

The Company purchases its products from Shandong Yong Chun Tang (“Shandong YCT”) according to the contract signed on December 26, 2006, as renewed on February 9, 2010, between the Company and Shandong Yuan Chun Tang.

For the three months ended June 30, 2013, the purchase from the four major vendors, including Shandong YCT, was $5,418,783, representing 93% of the Company’s annual total purchase.

For the three months ended June 30, 2012, the purchase from the three major vendors, including Shandong YCT, was $4,744,384, representing 92% of the Company’s annual total purchase.

NOTE 8 - INTANGIBLE ASSETS, NET

The intangible assets of the Company consist of land use right and purchased patents.

Net land use right and purchased patents were as follows:

	Amortization	As of
	Period	June 30, 2013	March 31, 2013
Land use right	50 years	1,642,417	$1,618,785
Less: Accumulated amortization		(222,503)	(211,149)
Land use right, net		1,419,914	1,407,636
Patent 1	16.5 years	7,444,932	7,337,810
Patent (non-US No. ZL200510045001.9)	13.75 years	9,852,736	9,890,092
Patent (non-US No. ZL200710013301.8)	14.95 years	1,618,463	1,569,168
Less: Accumulated amortization		(2,753,675)	(2,548,146)

Patents, net		$16,162,456	$16,248,925

The amortization expense of land use right for the three months ended June 30, 2013 and 2012 was $13,191 and $7,172, respectively.

The amortization expense of patent for the three months ended June 30, 2013 and 2012 was $734,169 and $303,718, respectively.

NOTE 9 - TAX PAYABLE

Tax payable at June 30, 2013 and March 31, 2013 were as follows:

	As of
	June 30, 2013	March 31, 2013

Corporate Income Tax	$666,655	$508,024
Value-Added Tax	(242,095)	349,994
Other Tax & Fees	-	28,688

Total Tax Payable	$424,560	$886,706

NOTE 10 - INCOME TAXES

Shandong Spring Pharmaceutical Co., Ltd is subject to the Enterprise income tax (“EIT”) at a statutory rate of 25%.

For the three months ended June 30, 2013 and 2012, Shandong Spring Pharmaceutical Co., Ltd. recorded income tax provisions of $640,539 and $743,226, respectively.

NOTE 11 - STOCKHOLDERS’ EQUITY

Stock Issued to Independent Directors

The total amount of the compensation in the form of issuing shares of common stocks to the independent directors was nil and $5,000 for the three months ended June 30, 2013 and 2012, respectively.

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

As of June 30, 2013 and March 31, 2013, the Company appropriated $956,633 to the statutory reserve, respectively.

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

Results of Operations – Three Months ended June 30, 2013 and June 30, 2012

The following table sets forth information from our statements of operations for the three months ended June 30, 2013 and 2012, in dollars:

	Three Months Ended June 30
	2013	2012	$ Change	% Change
Revenues	8,220,587	8,916,979	(696,392)	-7.8%
Cost of Sales	(3,976,310)	(4,368,921)	392,611	-9.0%
Gross Profit	4,244,277	4,548,058	(303,781)	-6.7%
Operating Expenses	(1,710,853)	(1,580,153)	(130,700)	8.3%
Operating Income	2,533,424	2,967,905	(434,481)	-14.6%
Interest Income, net	28,732	28,031	701	2.5%
Income Tax Provision	(640,539)	(743,226)	102,687	-13.8%
Net Income	1,921,617	2,252,710	(331,093)	-14.7%
Comprehensive Income (Loss)	2,530,700	2,211,832	318,868	14.4%

Net Sales

During the three months ended June 30, 2013, we realized $8,220,587 of sales revenue, a decrease of 7.8% or $696,392 as compared to $8,916,979 for the same period in 2012.

We entered into a Purchase & Sale Contract with Shandong Yong Chun Tang (“Shandong YCT”) on December 26, 2006, which sets forth the wholesale price that we pay to Shandong YCT for distributing their products. On February 9, 2010, we renewed the Purchase and Sale Contract with Shandong YCT for a term of five years ending on February 28, 2015. Pursuant to the renewed contract, we can purchase 10 products from Shandong YCT on a fixed price, which were selected according to the sales volume and profit margin. For the three months ended June 30, 2013, 33.6% of our revenues were from the sale of the 10 types of health care supplement products, compared to 31.0% in the three months ended June 30, 2012.

Since September 2009, we started to engage in the production and distribution of our own patented drug, i.e., Huoliyuan Capsule, and developed distribution channels for the drug. Our sales have increased since September 2009 as a result of the establishment of our manufacturing and distribution of Huoliyuan Capsule. Starting from July 2010, the Company changed from being a distributor of Shandong YCT to both a manufacturer and distributor of our own products, the Huoliyuan Capsules. As a result, we obtained new customers and expanded our sales of Huoliyuann Capsules. The Huoliyuan Capsule product accounted for 66.4% of our revenue for the three months ended June 30, 2013, compared to 64.3% for the three months ended June 30, 2012. Sales for encapsulated health supplements, such as Huoliyuan, were adversed affected since late 2012, as a result of public concerns about toxic capsules circulated on Chinese market by other manufacturers and distributors.

With respect to the decline in revenue from the sale of other products from $420,074 during the three months ended June 30, 2012 to $0 during the three months ended June 30, 2013, the Company stopped the outside production contract since the last quarter of 2012; therefore, no revenue was generated.

The following table sets forth a sales breakdown comparison by product for the periods under review:

	Three months ended
	June 30, 2013	June 30, 2012	Change in $	Variance
Health care supplements	2,766,193	2,764,932	1,260	0.0%
Drugs	5,454,394	5,731,973	(277,579)	-4.8%
Others	-	420,074	(420,074)	-100.0%
Total	8,220,587	8,916,979	(696,392)	-7.8%

Cost of Goods Sold

Our costs of revenue were comprised primarily of the cost of finished goods we purchased from Shandong YCT, the manufacturing cost of Huoliyuan Capsules, and the raw materials we purchased from third party vendors. During the three months ended June 30, 2013, our cost of goods sold totaled $3,976,310, representing a decrease of $392,611 or 9.0% as compared to $4,368,921 during the same period of 2012. The percentages of the costs of goods sold to total revenues increased to 48.4% from 49.0%, as compared to the same quarter of the previous year.

Gross Profit

As a result of decreased sales revenue and cost of goods sold, gross profit during the three months ended June 30, 2012 was $4,244,277, a decrease of 6.7% or $303,781 as compared to the same period in the previous year. Gross profit as a percentage of net revenues was 51.6% during the three months ended June 30, 2013, an increase of 0.6% as compared to the same period of prior year.

The following table sets forth a breakdown of our gross profits of different products during the three months ended June 30, 2013 and 2012:

	Three months ended
	June 30, 2013	June 30, 2012	Change in $	Variance
Health care supplements	1,466,372	1,476,705	(10,334)	-0.7%
Drugs	2,777,906	2,855,413	(77,507)	-2.7%
Others	-	215,940	(215,940)	-100.0%
Total	4,244,277	4,548,058	(303,781)	-6.7%

Research and Development Expenses

Our R&D expenses during the three months ended June 30, 2013 and 2012 were $587,259 and $222,566, respectively. Our long term goal is to utilize advanced biological technology to refine and extract the beneficial compounds in plants that have traditionally been known to have medicinal benefits, primarily gingko. As of June 30, 2013, we have 27 employees working on R&D. In addition we maintain close ties to the research staffs at Tsinghua University, China Agriculture University, Shandong Herbal Medicine University, and the Shandong Herbal Medicine Research Institute.

Selling Expenses

Our selling expenses decreased by $326,518 or 37.5% to $543,686 for the three months ended June 30, 2013, from $870,204 for the same period of 2012. As a percentage of sales, selling expenses decreased to 6.6% for the three months ended June 30, 2013 from 9.8% for the same period in 2012. The decrease of selling expenses as a percentage of sales was primarily due to decrease in advertising and promotion expenses.

General and Administrative Expenses

Our general and administrative expenses were $579,908 during the three months ended June 30, 2013, compared with $487,383 during the three months ended June 30, 2012, an increase of $92,525 or approximately 19.0%. The increase was due to increased professional fees and other taxes.

Net Income

During the quarter ended June 30, 2013, we realized in net income $1,921,617, representing a 14.7% or $331,093 decrease as compared to $2,252,710 during the quarter ended June 30, 2012. The decrease of our net income was a result of the decrease in the sales revenue and the increase in operating expenses.

Liquidity and Capital Resources

Our principal sources of liquidity were primarily generated from our operations. As of June 30, 2013, Shandong Spring Pharmaceutical had $29,897,661 in working capital, a decrease of $225,762 or 1% as compared to $30,123,423 in working capital at March 31, 2013. The decrease was mainly due to decrease in cash and cash equivalent.

Based on our current operating plan, we believe that existing cash and cash equivalents balances, and the funds to be generated by operations will be sufficient to meet our working capital and capital requirements for our current operations for at least the next 12 months. We expect our marketing activities to help generate positive cash flow.  The operations of our own manufacturing since fiscal year 2010 has put some pressure on our cash flow. We may be required to seek additional capital and reduce certain spending as needed on an on-going basis. There can be no assurance that any additional financing will be available on acceptable terms.

The following table sets forth a summary of our cash flows for the periods as indicated:

	Three months ended
	June 30, 2013	June 30, 2012
Net cash provided by operating activities	$(270,864)	$1,294,912
Net cash provided by(used in) investing activities	$(2,808,486)	$(1,914)
Net cash provided by financing activities	$-	$-
Effect of exchange rate change on cash and cash equivalents	$325,678	$111,099
Net increase in cash and cash equivalents	$(2,753,671)	$1,404,097
Cash and cash equivalents, beginning balance	$29,924,188	$22,146,240
Cash and cash equivalents, ending balance	$27,170,517	$23,550,337

Operating Activities

Net cash used by operating activities was $270,864 for the three month period ended June 30, 2013, an decrease of 120.9% or $1,565,776 from the $1,294,912 net cash provided by operating activities during the three month ended June 30, 2012. The decrease was attributable to the decrease in the net sales and increase in inventory.

Investing Activities

During the three months ended June 30, 2013, our net cash used by investing activities was $2,808,486, as compared to $1,914 during the same period ended June 30, 2012. The change was primarily due to addition of machinery and equipment, and plant.

Financing Activities

No net cash was provided or used by financing activities over the three months ended June 30, 2013 and 2012.

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

Changes in internal controls.

The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2013, and they have concluded that there was no change to the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: August 13, 2013
/s/ Yan Tinghe
Yan Tinghe Chief Executive Officer
(Principal Executive Officer)

/s/ Li Chuanmin
Li Chuanmin Chief Financial Officer
(Principal Financial Officer)

