Form 10-Q
period 2013-09-30
China YCT International Group, Inc.
filed 2013-11-14
CIK 847464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of shares outstanding of the issuer’s common stock on November 12, 2013 was 29,663,023.

CHINA YCT INTERNATIONAL GROUP, INC.
FORM 10-Q/A
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

INDEX

CHINA YCT INTERNATIONAL GROUP, INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED September 30, 2013 AND 2012
(UNAUDITED)

Table of Contents

Page
Consolidated Balance Sheets as of September 30, 2013 (Unaudited) and March 31, 2013	4

Consolidated Statements of Income for the three and six months ended September 30, 2013 and 2012 (Unaudited)	5

Condensed Consolidated Statements of Stockholders' Equity as of September 30, 2013 (Unaudited) and March 31, 2013	6

Consolidated Statements of Cash Flows for the three and six months Ended September 30, 2013 and 2012 (Unaudited)	7

Notes to Consolidated Financial Statement	8-15

CHINA YCT INTERNATIONAL GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

	UNIT: USD$
	September 30, 2013	March 31, 2013

Assets
Current assets:
Cash and cash equivalent	$16,229,142	$29,924,188
Accounts receivable	-	135,237
Prepaid accounts	21,384	20,972
Prepaid land lease - short term	325,309
Inventory	1,106,540	1,296,550
Total current assets	17,682,375	31,376,947
Prepaid land lease - long term	1,219,909
Development cost of acer truncatum bunge planting	13,886,792
Plant, property and equipment, net	13,746,922	9,409,916
Construction in progress	-	220,874
Intangible assets, net	17,336,558	17,656,561
Total assets	63,872,556	58,664,298

Liabilities and Stockholders’ Equity (Deficit)
Liabilities:
Current liabilities:
Tax payable	1,175,676	886,706
Other payable	8,331	366,818
Total current liabilities	1,184,007	1,253,524
Total liabilities	1,184,007	1,253,524

Stockholders’ Equity
Preferred stock, par value $500.00 per share; 45 shares authorized and issued at September 30, 2013 and March 31, 2012	22,500	22,500
Common stock, par value $0.001 per share; 500,000,000 and 100,000,000 shares authorized, 29,663,023 shares issued and outstanding at September 30, 2013 and March 31, 2013, respectively	29,663	29,663
Additional paid-in capital	4,180,095	4,180,095
Statutory reserve	956,633	956,633
Retained earnings	52,788,472	48,426,955
Accumulated other comprehensive income	4,711,186	3,794,929
Total stockholders’ equity	62,688,549	57,410,775
Total liabilities and stockholders’ equity	$63,872,556	$58,664,298

CHINA YCT INTERNATIONAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	UNIT: USD$
	FOR THE THREE MONTHS		FOR THE SIX MONTHS
	ENDED		ENDED
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Sales Revenue	$8,136,960	$7,681,665	$16,357,547	$16,598,644
Cost of Goods Sold	3,698,551	3,548,868	7,674,862	7,917,789
Gross Profit	4,438,409	4,132,797	8,682,685	8,680,855

Selling Expenses	546,441	794,120	1,090,128	1,664,324
G&A Expense	551,480	710,515	1,131,388	1,202,898
R&D Expenses	60,265	326,135	647,524	548,700
Total expense	1,158,186	1,830,769	2,869,040	3,415,922
Income from operation	3,280,222	2,302,028	5,813,645	5,264,933
Interest income (Expense)	-	30,761	28,732	58,792
Unrealized gain on derivative	-	4,425,514	-	4,425,514
Profit before tax	3,280,222	6,758,303	5,842,377	9,749,239
Income tax	840,322	583,197	1,480,861	1,326,424
Net income	2,439,900	6,175,105	4,361,516	8,422,815
Other comprehensive income
Foreign currency translation adjustment	307,174	(128,779)	916,475	(169,657)
Comprehensive income	$2,747,074	$6,046,326	$5,277,773	$8,253,158

Basic and diluted income per common share
Basic and Diluted	0.08	0.08	0.15	0.11
Weighted average number of common shares outstanding
Basic and Diluted	29,663,023	73,830,610	29,663,023	73,830,610

CHINA YCT INTERNATIONAL GROUP, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	UNIT: USD$
	Preferred Stock
	Series A		Common shares		Additional	Statutory	Accumulated	Retained
	Shares	Amount	Shares	Amount	paid-in capital	Reserve	OCI	Earnings	Total

Balance - March 31, 2013	45	$22,500	29,663,023	$29,663	$4,180,095	$956,633	$3,794,929	$48,426,955	$57,410,775
Net income for the year								1,921,617	1,921,617
Foreign currency translation adjustment							609,083		609,083

Balance - June 30, 2013	45	$22,500	29,663,023	$29,663	$4,180,095	$956,633	$4,404,012	$50,348,572	$59,941,475
Net income for the year								2,439,900	2,439,900
Foreign currency translation adjustment							307,174		307,174

Balance - September 30, 2013	45	$22,500	29,663,023	$29,663	$4,180,095	$956,633	$4,711,186	$52,788,472	$62,688,549

CHINA YCT INTERNATIONAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
(Unaudited)

	UNIT: USD$
	SIX MONTHS ENDED
	September 30, 2013	September 30, 2012
Cash Flows From Operating Activities:
Net income	$4,361,516	$8,422,815
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	761,063	799,809
Issue of common shares as compensation	-	5,000
Unrealized gain on derivative	-	(4,425,514)
Changes in operating assets and liabilities:
Inventory	190,010	(1,783,117)
Prepaid land lease	(1,545,218)	-
Accounts receivable	135,238	115,938
Taxes payable	288,970	(691,144)
Accrued expenses and other payables	(358,487)	(77,551)
Net cash provided by (used in) operating activities	3,833,092	2,366,236
Cash flows from investing activities:
Addition to plant and equipment	(4,363,915)	(2,695)
Development cost of acer truncatum bunge planting	(13,886,792)	-
Reduction of construction in progress	220,874	-
Net cash provided by (used in) investing activities	(18,029,833)	(2,695)
Effect of exchange rate changes on cash and cash equivalents	501,695	59,783
Net increase (decrease) in cash and cash equivalents	(13,695,046)	2,423,324
Cash and cash equivalents at beginning of period	29,924,188	22,146,240
Cash and cash equivalents at ending of period	16,229,142	$24,569,564
Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	-	$58,792
Income taxes	$1,314,814	$2,017,568
Non-cash financing activities:
Stock issued for services		50,000

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

Development costs of acer truncatum bunge planting

The Company has started development of the acer truncatum bunge planting bases and completed planting of 2,000Mu (1Mu is equal to approximately 666.67 square meters) for the quarter ended September 30, 2013. The agricultural product (e.g., seeds, oil extract, etc.) derived from the planting is intended to be the supply for an integrated usage,  including edible oil, protein, medicine and health care, tannin extract, industrial chemicals, nectar source, and specialty lumber, as well as for landscaping and conservation of soil and water.

The Company accounts for the development costs of the planting in accordance to ASC Codification 905.  Per ASC 905-360-25-3, limited-life land development costs and direct and indirect development costs of orchards, groves, vineyards, and intermediate-life plants shall be capitalized during the development period.  Per ASC 905-360-35-7, costs capitalized during the development period under paragraph 905-360-25-3 shall be depreciated over the estimated useful life of the land development or that of the tree, vine, or plant.

The planting is currently in the development stage with production expected in 2015; therefore, no depreciation expenses were recognized as of September 30, 2013.

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

Income taxes

The Company accounts for income tax under the asset and liability method as stipulated by ASC 740 formerly Statement of Financial Accounting Standards (”SFAS”) No. 109, “ Accounting for Income Taxes ”, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the financial statements or tax returns. Deferred Income taxes are recognized for all significant temporary differences between tax and financial statements bases of assets and liabilities. Valuation allowances are established against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company did not recognize any deferred tax amount at September 30, 2013 and March 31, 2013.

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

The Company recorded net VAT Payable in amount of $276,339 and $349,994 as of September 30, 2013 and March 31, 2013, respectively.

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

The research and development expense for the three months ended September 30, 2013 and 2012 was $60,265 and $326,135, respectively.

The research and development expense for the six months ended September 30, 2013 and 2012 was $647,524 and $548,700, respectively.

Advertising costs

Advertising costs for newspaper and television are expensed as incurred.

The Company incurred advertising costs of $0 and $315,736 for the three months ended September 30, 2013 and 2012, respectively.

The Company incurred advertising costs of $0 and $601,115 for the six months ended September 30, 2013 and 2012, respectively.

Mailing and handling costs

The Company accounts for mailing and handling fees in accordance with the FASB ASC 605-45 (Emerging Issues Task Force (EITF) Issue No . 00-10 , Accounting for Shipping and Handling Fees and Costs ). The Company includes shipping and handling fees billed to customers in net revenues. Amounts incurred by the Company for freight are included in cost of goods sold.

For the three months ended September 30, 2013 and 2012, the Company incurred $311,967 and $267,985 mailing and handling costs, respectively.

For the six months ended September 30, 2013 and 2012, the Company incurred $617,586 and $546,592 mailing and handling costs, respectively.

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

There are nil and 31,610,679 common stock equivalents available for dilution purposes as of September 30, 2013 and 2012, respectively.

Risks and uncertainties

The Company’s operations are carried out in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC’s economy. The Company’s operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in the North America and Western Europe. The risks include political, economic and legal, and foreign currency exchange. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and cash equivalents, accrued liabilities and short-term debt, the carrying amounts approximate their fair values due to their short maturities.

As of September 30, 2013, the Company did not identify any financial instruments that are required to be presented on the balance sheet at fair value other than those whose carrying amounts approximate fair value due to their short maturities.

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

Translation adjustments resulting from this process amounted to $4,711,186 and $3,171,499 as of September 30, 2013 and 2012, respectively.

The following exchange rates were adopted to translate the amounts from RMB into United States dollars (“USD$”) for the respective periods:

	September 30,	March 31,	September 30,
	2013	2013	2012
Quarter End RMB Exchange Rate (RMB/USD$)	6.1480	6.2689	6.3410
Quarterly Average RMB Exchange Rate (RMB/USD$)	6.1678	6.2785	6.3344

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

NOTE 3 – PREPAID ACCOUNTS

The prepaid account in the amount of $21,387 and $20,972 as of September 30, 2013 and March 31, 2013, respectively, is a prepayment to Shandong YCT for purchase of its health products.

NOTE 4 – PREPAID LAND LEASE

The Company entered into a Farmland Leasing Agreement on June 20, 2013 for the lease of 2,000Mu farmland for the development of the acer truncatum bunge planting bases.  The lease term is from July 1, 2013 to June 30, 2043 for a total of 30 years. The lease payment is RMB1,000 per Mu annually and payable for five years of rents in advance. The first lease payment was for the amount of RMB10,000,000 made within 15 working days from the lease signing.

The Company accounts for the lease agreement as an operating lease in accordance to ASC 840-10-25-37, which requires, if land is the sole item of property leased and either the transfer-of-ownership criterion in paragraph 840-10-25-1(a) or the bargain-purchase-option criterion in paragraph 840-10-25-1(b) is met, the lessee shall account for the lease as a capital lease.  Otherwise, the lessee shall account for the lease as an operating lease.  Per ASC 840-2-25-1, rent shall be charged to expense by lessees over the lease term as it becomes payable.

The components of prepaid land lease were as follows:

	As of
	September 30, 2013	March 31, 2013
Prepaid land lease – short term	$325,309	$-
Prepaid land lease – long term	1,219,909	-
Total prepaid land lease	$1,545,218	$-

The prepaid land lease is amortized based on straight-line method.  The lease expense for the three and six months ended September 30, 2013 was $81,066.

NOTE 5 - INVENTORY

Inventory consists of finished goods, work-in-process, and raw materials. No allowance for inventory was made for the three months and six months ended September 30, 2013 and 2012. The components of inventories were as follows:

	As of
	September 30, 2013	March 31, 2013
Raw materials	$681,784	$864,956
Work-in-progress	253,522	391,711
Finished goods	171,234	39,883
Total Inventories	$1,106,540	$1,296,550

NOTE 6 – PLANT, PROPERTY AND EQUIPMENT, NET

The components of property and equipment were as follows:

	As of
	September 30, 2013	March 31, 2013
Machinery & Equipment	$1,481,514	$638,221
Furniture & Fixture	168,452	165,203
Building	13,863,703	10,150,522
Subtotal	15,513,668	10,953,946
Less: Accumulated Depreciation	(1,766,746)	(1,544,030)
Total plant, property and equipment, net	$13,746,922	$9,409,916

The depreciation expense for the three months ended September 30, 2013 and 2012 was $222,717 and $176,330, respectively.

The depreciation expense for the six months ended September 30, 2013 and 2012 was $340,957 and $264,327, respectively.

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

NOTE 8 - MAJOR CUSTOMER AND VENDOR

In the three and six months ended September 30, 2013, the Company mainly sells products to individual retail customers through nine major distributors.

For the three months ended September 30, 2013, the purchase from one major vendor was $1,223,033 representing 73.4% of the Company’s total purchase for the quarter.

For the six months ended September 30, 2013, the purchase from four major vendors was $6,641,816, representing 88.7% of the Company’s total purchase for the period.

NOTE 9 - INTANGIBLE ASSETS, NET

The intangible assets of the Company consist of land use right and purchased patents.

Net land use right and purchased patents were as follows:

	Amortization	As of
	Period	September 30, 2013	March 31, 2013
Land use right	50 years	1,650,618	$1,618,785
Less: Accumulated amortization		(231,927)	(211,149)
Land use right, net		1,418,691	1,407,636
Patent 1	16.5 years	7,482,108	7,337,810
Patent (non-US No. ZL200510045001.9)	13.75 years	9,901,935	9,890,092
Patent (non-US No. ZL200710013301.8)	14.95 years	1,599,538	1,569,168
Less: Accumulated amortization		(3,065,714)	(2,548,146)

Patents, net		$15,917,867	$16,248,925

The amortization expense of land use right for the three months ended September 30, 2013 and 2012 was $9,424 and $14,714, respectively.  The amortization expense of patents for the three months ended September 30, 2013 and 2012 was $312,039 and $608,765, respectively.

The amortization expense of land use right for the six months ended September 30, 2013 and 2012 was $20,778 and $21,886, respectively.  The amortization expense of patents for the six months ended September 30, 2013 and 2012 was $517,568 and $912,483, respectively.

NOTE 10 - TAX PAYABLE

Tax payable at September 30, 2013 and March 31, 2013 were as follows:

	As of
	September 30, 2013	March 31, 2013
Corporate Income Tax	$866,504	$508,024
Value-Added Tax	276,339	349,994
Other Tax & Fees	32,833	28,688

Total Tax Payable	$1,175,676	$886,706

NOTE 11 - INCOME TAXES

Shandong Spring Pharmaceutical Co., Ltd is subject to the Enterprise income tax (“EIT”) at a statutory rate of 25%.

For the three months ended September 30, 2013 and 2012, Shandong Spring Pharmaceutical Co., Ltd. recorded income tax provisions of $840,322 and $583,197, respectively.

For the six months ended September 30, 2013 and 2012, Shandong Spring Pharmaceutical Co., Ltd. recorded income tax provisions of $1,480,861 and $1,326,424, respectively.

NOTE 12 – UNREALIZED GAIN ON FAIR VALUE OF DERIVATIVE

Unrealized gain on derivatives reflects a non-cash adjustment for changes in fair value of the Company’s derivative liability associated with the Purchase Agreement and its amendment thereof with L.Y. Research Corp., a New Jersey corporation on February 28, 2011.  The Company incurred unrealized gain on derivative liability of $4,425,514 for the three and six months ended September 30, 2012.  The unrealized gain on derivative reflected reduced fair value of the derivative liabilities resulting from the decrease in the market value of the CYIG stock.

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

NOTE 13 - STOCKHOLDERS’ EQUITY

Stock Issued to Independent Directors

The total amount of the compensation in the form of issuing shares of common stock to the independent directors was nil for the six months ended September 30, 2013 and $5,000 for the year ended March 31, 2013.

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

As of September 30, 2013, the Company appropriated $956,633 to the statutory reserve.

NOTE 14 – FUTURE MINIMUM LEASE PAYMENTS

As of September 30, 2013, future minimum lease payments under the operating lease pursuant to the Farmland Leasing Agreement were as follows:

Fiscal year ended March 31	Operating Leases
2014	243,982
2015	325,309
2016	325,309
2017	325,309
2018	325,309
2019 and thereafter	8,132,726
Total minimum lease payments	$9,677,944

The lease payments for the first five years have been made within 15 working days from lease signing; and therefore, resulted in prepaid lease payments as of September 30, 2013 (see FN#4).  The actual future minimum lease payment, after deduction of the prepaid amount of $1,545,218, is $8,132,726.

NOTE 15 – SUBSEQUENT EVENTS

There have been no subsequent events after September 30, 2013.

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

Recent Event

In December 2011, Chinese National Development and Reform Commission, jointly with Ministry of Industry and Information Technology issued the Twelfth Five-year Development Plan of Food Industry, where in “the nutrition and health food manufacturing industry” was listed for the first time as an area of focus.

In July 2013, the Company initiated an investment plan to take advantage of the national policy. The Company will develop and cultivate its own planting base for acer truncatum bunge utilizing its capital reserves.  The project will take five years for development with the total investment estimated to be RMB202 million.

The Company also entered into a Farmland Leasing Agreement on June 20, 2013 for the lease of 2,000Mu farmland for development of the acer truncatum bunge planting bases.  The lease term is from July 1, 2013 to June 30, 2043 for a total of 30 years. The lease payment is RMB1,000 per Mu annually and payable for five years in advance. The first lease payment was for the amount of RMB10,000,000 made within 15 working days from the lease signing.

As of September 30, 2013, the Company completed development of 2,000Mu (1Mu is equal to approximately 666.67 square meters) and planting of 2,668,000 acer truncatum bunges trees as Phase I of the Plan. The Company made a five-year advanced payment in the amount of $1,626,545 for the 30-year term land lease and $1,301,236 for acquisition of an irrigation system.. . The cost of the 2,668,000 trees planted through September 30, 2013 was $13,886,792.

For Phase II, the Company will expand its development to another 3,000 Mu from October 2013 to March 2014.  All trees are expected to be in production in 2015 along with the construction of an ecological, scientific, and industrial park and related supporting facilities from 2015 to 2018.

Results of Operations – Three Months ended September 30, 2013 and 2012 respectively

The following table sets forth information from our statements of operations for the three months ended September 30, 2013 and 2012, in dollars:

	Three Months Ended
	September 30		$	%
	2013	2012	Change	Change
Revenues	8,136,960	7,681,665	455,295	5.9%
Cost of Sales	(3,698,551)	(3,548,868)	(149,683)	4.2%
Gross Profit	4,438,409	4,132,797	305,612	7.4%
Operating Expenses	(1,158,186)	(1,830,769)	672,583	-36.7%
Operating Income	3,280,223	2,302,028	978,195	42.5%
Interest Income, net	-	30,761	(30,761)	-100.0%
Unrealized Gain on Derivative	-	4,425,514	(4,425,514)	-100.0%
Income Tax Provision	(840,322)	(583,197)	(257,125)	44.1%
Net Income	2,439,901	6,175,106	(3,735,206)	-60.5%
Comprehensive Income (Loss)	2,747,074	6,046,326	(3,299,252)	-54.6%

Net Sales

During the three months ended September 30, 2013, we had net sales of $8,136,960, as compared with net sales of $7,681,665 for the same period in 2012, an increase of $455,295, or 5.9% due to market conditions.

We entered into a purchase and sale contract with Shandong Yong Chun Tang (“Shandong YCT”) on December 26, 2006 (the “Purchase and Sale Contract”), which sets forth the wholesale price that we pay to Shandong YCT for distributing their products.  On February 9, 2010, we renewed the Purchase and Sale Contract with Shandong YCT for a term of five years ending on February 28, 2015.  Pursuant to the renewed contract, we can purchase 10 types of health care supplement products from Shandong YCT on a fixed price, which were selected according to their sales volume and profit margin.  For the three months ended September 30, 2013, 32.6% of our revenue was from the sale of the health care supplement products, compared to 33.1% in the three months ended September 30, 2012.

Since September 2009, we started to engage in the production and distribution of our own non-prescription drug, Huoliyuan Capsule, which is patented in China, and developed distribution channels for the drug.  Our sales have increased since September 2009 as a result of the establishment of our manufacturing and distribution channels of Huoliyuan Capsule.  Since July 2010, the Company changed from being solely a distributor of Shandong YCT to both a manufacturer and distributor of our own products, the Huoliyuan Capsules.  As a result, we obtained new customers and expanded our sales of Huoliyuan Capsules.  The Huoliyuan Capsule product accounted for 67.4% of our revenue for the three months ended September 30, 2013, compared to 59.7% for the three months ended September 30, 2012.

The following table sets forth a sales breakdown comparison by product for the periods under review:

	Three months ended
Sales from:	September 30, 2013	September 30, 2012	Change in $	Variance
Health care supplements	2,649,403	2,540,831	108,572	4.3%
Drugs	5,487,557	4,587,621	899,936	19.6%
Others	-	553,213	(553,213)	-100.0%
Total	8,136,960	7,681,665	455,295	5.9%

Cost of Goods Sold

Our costs of revenue were comprised primarily of the cost of finished goods we purchased from Shandong YCT, the manufacturing cost of Huoliyuan Capsules, and the raw materials we purchased from third party vendors. During the three months ended September 30, 2013, we had cost of sales of $3,698,551 as compared with cost of sales of $3,548,868 during the same period in 2012, an increase of approximately $149,683, or 4.2%.  The percentage of the costs of sales to total revenues decreased slightly to 46.2% from 45.5% as compared to the same quarter of the previous year, primarily due to material market price change.

Gross Profit

As a result of the changes in sales and costs, gross profit during the three months ended September 30, 2013 was $4,438,409, an increase of $305,612 or 7.4% as compared to the same period in the previous year. Our gross margin increased to 54.5% during the three months ended September 30, 2013 from 53.8% during the three months ended September 30,  2012.

The following table sets forth a breakdown of our gross profits of different products during the three months ended September 30, 2013 and 2012:

	Three months ended
Gross Profit:	September 30, 2013	September 30, 2012	Change in $	Variance
Health care supplements	1,397,535	1,377,268	20,267	1.5%
Drugs	3,040,873	2,271,064	769,809	33.9%
Others	-	484,465	(484,465)	-100.0%
Total	4,438,409	4,132,797	305,612	7.4%

Research and Development Expenses

Research and development expenses were $60,265 during the three months ended September 30, 2013 compared with $326,135 during the three months ended September 30, 2012, a decrease of $265,870 or 81.5%.

Selling Expenses

Our selling expenses decreased by $247,679 or 31.2% to $546,441 for the three months ended September 30, 2013, from $794,120 for the same period of 2012. As a percentage of sales, selling expenses decreased to 6.7% for the three months ended September 30, 2013 from 10.3% for the same period in 2012. The decrease of selling expenses was primarily due to decrease in advertising and promotion expenses related to marketing and promotional activities in our Huoliyuan Capsule markets.

General and Administrative Expenses

Our general and administrative expenses were $551,480 during the three months ended September 30, 2013, compared with $710,515 during the three months ended September 30, 2012, a decrease of $159,035 or approximately 22.4%. During the three months ended September 30, 2012, the General and Administration Expenses include an additional salary payment of $220,226 for employees’ holiday bonuses.  There was no additional salary payment for the three months ended September 30, 2013. There was amortized long-term land lease of $81,066 for the three months ended September 30, 2013.

Interest Income (Expense), Net

Interest expense was nil for the three months ended September 30, 2013 as we did not borrow money from bank or other parties. For the three months ended September 30, 2012, the interest income was $30,761.

Unrealized Gain on Derivative

Unrealized gain on derivative was $4,425,514 for the three months ended September 30, 2012, which was resulted from the fair value adjustment of our derivative liability due to the decrease of CYIG stock price.

On October 29, 2012, because the conditions set in the Purchase Agreement were not fulfilled, the Company and LY Research entered into the Termination Agreement to formally terminate the Purchase Agreement, and return the Patent and the shares to LY Research and the Company, respectively.  As a result, the derivative obligation and the unrealized gain were reversed by the carrying amount of $1,106,378 and $4,425,514, respectively.  Consequentially, there was no unrealized gain on derivative for the three months ended September 30, 2013.

Income Tax

Income tax was $840,322 during the three months ended September 30, 2013, as compared to $583,197 for the same period of 2012, an increase of $257,125 or approximately 44.1%. The increase was primarily due to the increased taxable income (excluding unrealized gain on derivative) during the three months ended September 30, 2013.

Net Income

As a result of the above factors, we had a net income of $2,439,900 during the three months ended September 30, 2013, compared with a net income of $6,175,105 during the three months ended September 30, 2012.  The decrease was mostly contributed to the Unrealized Gain on Derivative of $4,425,514 for the three months ended September 30, 2012, which was reversed on October 29, 2012. Consequentially, there was no unrealized gain for the three months ended September 30, 2013.

Other Comprehensive Income

As a result of the currency translation adjustment, we had other comprehensive income of $307,174 during the quarter ended September 30, 2013, compared with other comprehensive loss of $128,779 during the quarter ended September 30, 2012 due to exchange rate fluctuations from Chinese RMB, the functional currency used in our Chinese subsidiary, to US dollar, our reporting currency.

Results of Operations – for the Six Months ended September 30, 2013 and 2012:

The following table sets forth information from our statements of operations for the six months ended September 30, 2013 and 2012, in dollars:

	Six Months Ended
	September 30		$	%
	2013	2012	Change	Change
Revenues	16,357,547	16,598,644	(241,097)	-1.5%
Cost of Sales	(7,674,862)	(7,917,789)	242,927	-3.1%
Gross Profit	8,682,685	8,680,855	1,830	0.0%
Operating Expenses	(2,869,040)	(3,415,922)	546,882	-16.0%
Operating Income	5,813,645	5,264,933	548,712	10.4%
Interest Income, net	28,732	58,792	(30,060)	-51.1%
Unrealized Gain on Derivative	-	4,425,514	(4,425,514)	100.0%
Income Tax Provision	(1,480,861)	(1,326,424)	(154,437)	11.6%
Net Income	4,361,516	8,422,815	(4,061,299)	-48.2%
Comprehensive Income (Loss)	5,277,773	8,253,158	(2,975,385)	-36.1%

Net sales

During the six months ended September 30, 2013, we had net sales of $16,357,547, as compared with net sales of $16,598,644 during the same period in 2012, a decrease of $241,097 or 1.5%.

For the six months ended September 30, 2013, 33.1% of our revenue was from the sale of the 10 products distributed for Shandong YCT, compared to 32.0% in the six months ended September 30, 2012.  The Huoliyuan Capsule products accounted for 66.9% of our revenue for the six months ended September 30, 2013, compared to 62.2% for the six months ended September 30, 2012.

The following table presents the breakdown of revenues by product mix:

	Six months ended
Sales from:	September 30, 2013	September 30, 2012	Change in $	Variance
Health care supplements	5,415,596	5,305,763	109,832	2.1%
Drugs	10,941,951	10,319,594	622,357	6.0%
Others	-	973,287	(973,287)	-100.0%
Total	16,357,547	16,598,644	(241,097)	-1.5%

Cost of Sales and Gross Margin

During the six months ended September 30, 2013, we had cost of sales of $7,674,862, as compared with cost of sales of $7,917,789 during the same period in 2012, a decrease of $242,927 or 3.1%, reflecting the decrease in net sales.

The gross profit reduced to $8,682,685 for the six months ended September 30, 2013, which was slightly increased from the same period in 2012. Our gross margin decreased to 53.1% during the six months ended September 30, 2013 from 52.3% during the six months ended September 30, 2012.

Selling Expenses

Our selling expenses decreased by $574,196, or 34.5%, to $1,090,128 for the six months ended September 30, 2013, from  $1,664,324 for the same period of 2012. As a percentage of sales, selling expenses decreased from 10.0% for the six months ended September 30, 2012 to 6.7% for the same period of 2013.

General and Administrative Expenses

Our general and administrative expenses were $1,131,388 during the six months ended September 30, 2013, compared with $1,202,898 during the six months ended September 30, 2012, a decrease of $71,510 or approximately 5.1%. During the six months ended September 30, 2012, the General and Administration Expenses include an additional salary payment of $220,226 for employees’ holiday bonuses.  There was no additional salary payment for the six months ended September 30, 2013.  However, the General and Administration Expenses include the land lease payment of $81,066 for the six months ended September 30, 2013.

Research and Development Expenses

Research and development expenses were $647,524 during the six months ended September 30, 2013 compared with $548,700 during the six months ended September 30, 2012, an increase of $98,824, or 18.0%, reflecting the increased expenses related to investments in future new technologies and products that can be utilized to refine and extract the beneficial components from plants, primarily gingko.

Interest Income

Interest income was $28,732 for the six months ended September 30, 2013, decreased by $30,060 or 51.1%, compared to  $58,792 for the six months ended September 30, 2012. The decrease reflected the decreased cash balance.

Unrealized Gain on Derivative

Unrealized gain on derivative was $4,425,514 for the six months ended September 30, 2012, which was resulted from the fair value adjustment of our derivative liability due to the decrease of CYIG stock price.

On October 29, 2012, because the conditions set in the Purchase Agreement were not fulfilled, the Company and LY Research entered into the Termination Agreement to formally terminate the Purchase Agreement, and return the Patent and the shares to LY Research and the Company, respectively.  As a result, the derivative obligation and the unrealized gain were reversed by the carrying amount of $1,106,378 and $4,425,514, respectively.  Consequentially, there was no unrealized gain on derivative for the three months ended September 30, 2013.

Income Tax

Income tax was $1,480,861 during the six months ended September 30, 2013, as compared to $1,326,424 for the same period of 2012, an increase of $154,437, or approximately 11.6%. The increase was primarily due to the increased taxable income (excluding unrealized gain on derivative) during the six months ended September 30, 2013.

Net Income

As a result of the factors described above, we generated net income of $4,361,516 during the six months ended September 30, 2013, as compared with net income of $8,422,815 during the six months ended September 30, 2012. The decrease was mostly contributed to the Unrealized Gain on Derivative of $4,425,514 for the six months ended September 30, 2012, which was reversed on October 29, 2012. Consequentially, there was no unrealized gain for the six months ended September 30, 2013.

Other Comprehensive Income

As a result of a currency translation adjustment, other comprehensive income was $916,257 during the six months ended September 30, 2013, compared with other comprehensive loss of $169,657 during the six months ended September 30, 2012; which is mainly attributable to the exchange rate fluctuations from Chinese RMB, the functional currency used in our Chinese subsidiary, to US dollar, our reporting currency.

Liquidity and Capital Resources

Our principal sources of liquidity were primarily generated from our operations.  As of September 30, 2013, we had $16,498,368 in working capital, a decrease of $13,625,055 or 45% as compared to  $30,123,423 in working capital at March 31, 2013.  We made an additional investment and made an advanced land lease payment to develop our own acer truncatum bunge planting base during the six months ended September 30, 2013 to enhance our product structure.

Based on our current operating plan, we believe that existing cash and cash equivalents balances, and the funds to be generated by operations will be sufficient to meet our working capital and capital requirements for our current operations for at least the next 12 months. Our operations produced negative cash flow of $13,695,046 during the six months ended September 30, 2013 due to the additional investment. We did not have accounts receivable outstanding as of September 30, 2013. We expect our marketing activities to continue to help generate positive cash flow.  The investment in the acer truncatum bunge planting base and the advanced land lease payment since July 2013 has put some pressure on our cash flow.  We may be required to seek additional capital and reduce certain spending as needed on an on-going basis. There can be no assurance that any additional financing will be available on acceptable terms.

The following table sets forth a summary of our cash flows for the period as indicated:

	Six months ended
	September 30, 2013	September 30, 2012	Change in $	%
Net cash provided by operating activities	$3,833,092	$2,366,236	1,466,856	62.0%
Net cash provided by (used in) investing activities	$(18,029,833)	$(2,695)	(18,027,138)	668910.5%
Net cash provided by financing activities	$-	$-	-	-
Effect of exchange rate change on cash and cash equivalents	$501,695	$59,783	441,912	739.2%
Net increase in cash and cash equivalents	$(13,695,046)	$2,423,324	(16,118,370)	-665.1%
Cash and cash equivalents, beginning balance	$29,924,188	$22,146,240	7,777,948	35.1%
Cash and cash equivalents, ending balance	$16,229,142	$24,569,564	(8,340,422)	-33.9%

Operating Activities

For the six months ended September 30, 2013, net cash provided by operating activities was $3,833,092, compared to $2,366,236 for the same period in 2012. The primary reason for the change was mainly the result of the increased net income, off-set by the non-cash items. The unrealized gain on derivative was increased by $4,425,514 during the six months ended September 30, 2012.

Investing Activities

Net cash used in investing activities was $18,029,833 for the six months ended September 30, 2013 as compared to $2,695 for the six months ended September 30, 2012 as we made investment to construct our own acer truncatum bunge planting base and planted 2,668,000 trees during the six months ended September 30, 2013.

Financing Activities

There were no financing activities for the six months ended September 30, 2012 and 2011.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on their financial condition or results of operations.

Critical Accounting Policies

This section should be read together with the Summary of Significant Accounting Policies included as Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2013 and 10-Q for the period ended September 30, 2013 filed with the SEC.

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

Principles of consolidation

The consolidated financial statements for the six months ended September 30, 2013 and 2012 include the accounts of China YCT International Group, Inc and Shandong Spring Pharmaceutical Company. Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).  All significant inter-company balances and transactions are eliminated in consolidation.

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

Changes in internal controls.

The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2013, and they have concluded that there was no change to the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

XBRL Exhibit
101.  INS XBRL Instance Document.
101.  SCH XBRL Taxonomy Extension Schema Document.
101.  CALXBRL Taxonomy Extension Calculation Linkbase Document.
101.  DEF XBRL Taxonomy Extension Definition Linkbase Document.
101.  LAB XBRL Taxonomy Extension Label Linkbase Document.
101.  PRE XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA YCT INTERNATIONAL GROUP, LTD.

Date: November 13, 2013
/s/ Yan Tinghe
Yan Tinghe Chief Executive Officer
(Principal Executive Officer)

/s/ Li Chuanmin
Li Chuanmin Chief Financial Officer
(Principal Financial Officer)

