Form 10-Q
period 2013-12-31
China YCT International Group, Inc.
filed 2014-02-19
CIK 847464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

The number of shares outstanding of the issuer’s common stock on February 18, 2014 was 29,663,023.

CHINA YCT INTERNATIONAL GROUP, INC.
FORM 10-Q
QUARTERLY PERIOD ENDED DECEMBER 31, 2013

INDEX

CHINA YCT INTERNATIONAL GROUP, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINEMONTHS ENDED DECEMBER31, 2013 AND 2012
(UNAUDITED)
Table of Contents

Page

Consolidated Balance Sheets as of December 31, 2013 (Unaudited) and March 31, 2013	4

Consolidated Statements of Income for the three and nine months ended December 31, 2013 and 2012 (Unaudited)	5

Condensed Consolidated Statements of Stockholders' Equity for the three and nine months Ended December 31, 2013 (Unaudited) and March 31, 2013	6

Consolidated Statements of Cash Flows for the nine months Ended December 31, 2013 and 2012 (Unaudited)	7

Notes to Consolidated Financial Statement	8-17

CHINA YCT INTERNATIONAL GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

		UNIT: USD$
	December 31, 2013	March 31, 2013
	(Unaudited)
Assets
Current assets:

Cash and cash equivalent	$16,949,616	$29,924,188
Accounts receivable	-	135,237
Prepaid accounts (NOTE 2)	354,208	20,972
Prepaid land lease - short term(NOTE 3)	328,036
Inventory(NOTE 4)	2,290,789	1,296,550
Total current assets	19,922,649	31,376,947
Prepaid land lease - long term(NOTE 3)	1,148,124
Development cost of acer truncatum bunge planting	14,003,182
Plant, property and equipment, net (NOTE 5)	13,765,156	9,409,916
Construction in progress(NOTE 6)	-	220,874
Intangible assets, net(NOTE 8)	17,145,456	17,656,561
Total assets	65,984,567	58,664,298

Liabilities and Stockholders’ Equity (Deficit)
Liabilities:
Current liabilities:
Tax payable(NOTE 9)	553,470	886,706
Other payable	8,401	366,818
Total current liabilities	561,871	1,253,524
Total liabilities	561,871	1,253,524

Stockholders’ Equity(NOTE 12)
Preferred stock, par value $500.00 per share; 45 shares authorized and issued at September 30, 2013 and March 31, 2012	22,500	22,500
Common stock, par value $0.001 per share; 500,000,000 and 100,000,000 shares authorized, 29,663,023 shares issued and outstanding at September 30, 2013 and March 31, 2013, respectively	29,663	29,663
Additional paid-in capital	4,180,095	4,180,095
Statutory reserve	1,828,504	956,633
Retained earnings	54,113,338	48,426,955
Accumulated other comprehensive income	5,248,596	3,794,929
Total stockholders’ equity	65,422,696	57,410,775
Total liabilities and stockholders’ equity	$65,984,567	$58,664,298

The accompanying notes are an integral part of the consolidated financial statements.

CHINA YCT INTERNATIONAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

UNIT: USD$
	FOR THE THREE MONTHS ENDED		FOR THE NINE MONTHS ENDED
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012

Sales Revenue	$8,276,400	$6,922,363	$24,633,947	$23,521,007
Cost of Goods Sold	3,639,944	3,450,065	11,314,805	11,367,854
Gross Profit	4,636,456	3,472,298	13,319,142	12,153,153

Selling Expenses	856,020	552,318	1,946,148	2,216,642
G&A Expense	894,674	1,184,227	2,026,062	2,387,125
R&D Expenses	60,634	723,790	708,158	1,272,490
Total expense	1,811,329	2,460,335	4,680,368	5,876,257
Income from operation	2,825,127	1,011,963	8,638,774	6,276,896
Interest income (Expense)	20,764	23,346	49,496	82,138
Unrealized gain on derivative(NOTE 11)	-	3,872,370	-	8,297,884
Profit before tax	2,845,891	4,907,679	8,688,270	14,656,918
Income tax(NOTE 10)	649,154	258,827	2,130,015	1,585,251
Net income	2,196,737	4,648,852	6,558,255	13,071,667
Other comprehensive income
Foreign currency translation adjustment	537,410	474,863	1,453,667	305,206
Comprehensive income	$2,734,147	$5,123,715	$8,011,922	$13,376,873
Basic and diluted income per common share
Basic and Diluted	0.07	0.11	0.22	0.22

Weighted average number of common shares outstanding
Basic and Diluted	29,663,023	43,029,245	29,663,023	60,029,581

The accompanying notes are an integral part of the consolidated financial statements.

CHINA YCT INTERNATIONAL GROUP, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
UNIT: USD$
	Preferred Stock Series A		Common shares		Additional paid-in	Statutory	Accumulated	Retained
	Shares	Amount	Shares	Amount	capital	Reserve	OCI	Earnings	Total

Balance - March 31, 2013	45	$22,500	29,663,023	$29,663	$4,180,095	$956,633	$3,794,929	$48,426,955	$57,410,775
Net income for the year								1,921,617	1,921,617
Other Comprehensive income, net of tax									0
Foreign currency translation adjustment							609,083		609,083

Balance - June 30, 2013	45	$22,500	29,663,023	$29,663	$4,180,095	$956,633	$4,404,012	$50,348,572	$59,941,475
Net income for the year								2,439,900	2,439,900
Other Comprehensive income, net of tax									0
Foreign currency translation adjustment							307,174		307,174

Balance - September 30, 2013	45	$22,500	29,663,023	$29,663	$4,180,095	$956,633	$4,711,186	$52,788,472	$62,688,549
Net income for the year								2,196,737	2,196,737
Statutory reserve						871,871		(871,871)
Other Comprehensive income, net of tax									0
Foreign currency translation adjustment							537,410		537,410

Balance - December 31, 2013	45	$22,500	29,663,023	$29,663	$4,180,095	$1,828,504	$5,248,596	$54,113,338	$65,422,696

The accompanying notes are an integral part of the consolidated financial statements.

CHINA YCT INTERNATIONAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
(Unaudited)

UNIT: USD$
	NINE MONTHS ENDED
	December 31, 2013	December 31, 2012
Cash Flows From Operating Activities:
Net income	$6,558,255	$13,071,667
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,236,897	1,225,386
Issue of common shares as compensation	-	5,000
Common stock cancellation pursuant to the Termination Agreement	0	(2,765,993)
Unrealized gain on derivative	-	(5,531,892)
Changes in operating assets and liabilities:
Inventory	(994,239)	(582,564)
Prepaid land lease	(1,476,160)	-
Accounts receivable	135,238	115,938
Taxes payable	(333,236)	(593,671)
Accrued expenses and other payables	(358,419)	41,320
Net cash provided by (used in) operating activities	4,768,336	4,985,191
Cash flows from investing activities:

Addition to plant and equipment	(4,400,491)	(73,502)
Development cost of acer truncatum bunge planting	(14,003,182)	-
Reduction of construction in progress	220,874	-
Net cash provided by (used in) investing activities	(18,182,799)	(73,502)
Effect of exchange rate changes on cash and cash equivalents	439,891	256,578
Net increase (decrease) in cash and cash equivalents	(12,974,572)	5,168,267
Cash and cash equivalents at beginning of period	29,924,188	22,146,240
Cash and cash equivalents at ending of period	16,949,616	$27,314,507
Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$-	$82,138
Income taxes	$1,976,747	$2,178,922
Non-cash financing activities:
Stock issued for services		50,000
Stock cancelled for return of patent		44,255,087

The accompanying notes are an integral part of the consolidated financial statements.

CHINA YCT INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

China YCT International Group, Inc. (“China YCT”) was incorporated in the State of Florida, in the United States of America (the “USA”) in January 1989, and reincorporated in the State of Delaware on April 4, 2007.   China YCT, through its 100% owned subsidiary Landway Nano Bio-Tech, Inc. (“Landway Nano”), incorporated in Delaware, owns 100% of Shandong Spring Pharmaceutical Co., Ltd. (“Shandong Spring”), incorporated in the People’s Republic of China (“PRC”). China YCT International Group, Inc. and its subsidiaries are collectively referred to as the “Company”. Shandong Spring is engaged in the business of developing, manufacturing, and selling its own medicine made primarily from gingko extract, development of the acer truncatum bunge planting bases,and distributing health care supplement products manufactured by another company in the PRC.

Unaudited Interim Financial Information

The accompanying unaudited interim consolidated financial statements and information have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and in accordance with the instructions for Form 10-Q, and such financial statements and information do not include all of the information and disclosures required by US GAAP for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations, cash flows, and statement of stockholders’ equity for the periods presented. The results for the three and nine months ended December 31, 2013 are not necessarily indicative of the results to be expected for the full year.

These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended March 31, 2013 filed with the Securities and Exchange Commission on July 1, 2013.

Significant Accounting Polices

Basis of presentation

The consolidated financial statements of the Company are prepared in accordance with US GAAP.

Principles of consolidation

The consolidated financial statements include the financial statements of China YCT, and its subsidiaries, Shandong Spring and Landway Nano.  All inter-company transactions and balances are eliminated in consolidation.

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

Inventory

Inventory is primarily composed of raw materials and packing materials for manufacturing, work in process, and finished goods. Inventories are valued at the lower of i) their costs or ii) market value with cost determined on a weighted average basis. Management compares the cost of inventory with the market value and an allowance is made to write down the inventory to market value, if lower than cost.

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

In March 2010, the Company purchased one patent from Shandong YCT Corp. that enables the Company to use an aglycone type and purification method of biotransformation in the gingko product manufacturing process for a period of 20 years from the patent application date.  The patent was recorded at cost when purchased, and is being amortized over the shorter of its remaining legal life, 16.5 years, or its useful life, on a straight-line basis.

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

Development costs of acer truncatum bunge planting

The Company has started development of the acer truncatum bunge planting bases and completed planting of 2,000Mu (1Mu is equal to approximately 666.67 square meters) as of the quarter ended December 31, 2013. The agricultural product (e.g., seeds, oil extract, etc.) derived from the planting is intended to be the supply for an integrated usage including edible oil, protein, medicine and health care, tannin extract, industrial chemicals, nectar source, nervonic acid, and specialty lumber, as well as for landscaping and conservation of soil and water.

The Company accounts for the development costs of the planting in accordance to ASC Codification 905.  Pursuant toASC 905-360-25-3, limited-life land development costs and direct and indirect development costs of orchards, groves, vineyards, and intermediate-life plants shall be capitalized during the development period.  Pursuant toASC 905-360-35-7, costs capitalized during the development period under paragraph 905-360-25-3 shall be depreciated over the estimated useful life of the land development or that of the tree, vine, or plant. The planting is currently in the development stage with production expected in 2015; therefore, no depreciation expenses were recognized as of December 31, 2013.

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

Impairment of long-lived assets

The Company reviews and evaluates the net carrying value of its long-lived assets at least annually, or upon the occurrence of other events or changes in circumstances that indicate that the related carrying amounts may not be recoverable. Pursuant to ASC 360-10-35-21, a long-lived asset (asset group) shall be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Pursuant to ASC 360-10-35-17, an impairment loss shall be recognized only if the carrying amount of the long-lived asset (asset group) is not recoverable and exceeds its fair value.  The carrying amount of a long-lived asset (asset group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group).

Income taxes

The Company accounts for income tax under the asset and liability method as stipulated by ASC 740 formerly Statement of Financial Accounting Standards (”SFAS”) No. 109, “ Accounting for Income Taxes ”, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the financial statements or tax returns. Deferred income taxes are recognized for all significant temporary differences between tax and financial statements bases of assets and liabilities. Valuation allowances are established against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company did not recognize any deferred tax amount at December 31, 2013 and March 31, 2013.

The Company is a holding company Landway Nano, which is a holding company of Shandong Spring and does not have any operating activities.  Although the contract of the acquisition of the US patent was executed by the Company, in substance, the patent was acquired and is used by the Company’s operating entity in China.  For the same reason, the amortization of the patent was a deduction to the Chinese operating entity’s tax liability.  Therefore, the Company does not incur any US income tax liabilities for the acquisition of such patent.

Value-added tax

Sales revenue represents the invoiced value of goods, net of a Value-Added Tax (“VAT”). All of the Company’s products that are sold in the PRC are subject to a Chinese value-added tax at a rate of 17% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing their finished product.

The Company recorded net VAT receivable in the amount of $101,985 and VAT Payable in the amount of $349,994 as of December 31, 2013 and March 31, 2013, respectively.

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

The research and development expenses for the three months ended December 31, 2013 and 2012 were$60,634 and $723,790, respectively.

The research and development expenses for the nine months ended December 31, 2013 and 2012 were$708,158 and $1,272,490, respectively.

Advertising costs

Advertising costs for newspaper and television are expensed as incurred in accordance to the ASC 720-35 “Advertising Costs”.  Pursuant to ASC 720-35-25-5, costs of communication advertising are not incurred until the item or service has been received and shall not be reported as expenses before the item or service has been received, except as discussed in paragraph 340-20-25-2.

The Company incurred advertising costs of $321,669 and $158,750 for the three months ended December 31, 2013 and 2012, respectively.

The Company incurred advertising costs of $321,669 and $759,866 for the nine months ended December 31, 2013 and 2012, respectively.

Deferred advertising costs of $332,645 at quarter-end December 31, 2013 are classified as prepaid expenses on the balance sheet.

Mailing and handling costs

The Company accounts for mailing and handling fees in accordance with the FASB ASC 605-45 (Emerging Issues Task Force (EITF) Issue No.00-10,Accounting for Shipping and Handling Fees and Costs). The Company includes shipping and handling fees billed to customers in net revenues. Amounts incurred by the Company for freight are included in cost of goods sold.

For the three months ended December 31, 2013 and 2012, the Company incurred $296,892 and $218,820 mailing and handling costs, respectively.

For the nine months ended December 31, 2013 and 2012, the Company incurred $914,478 and $765,413 mailing and handling costs, respectively.

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

There are nil common stock equivalents available for dilution purposes as of December 31, 2013 and 2012, respectively.

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

As of December 31, 2013, the Company did not identify any financial instruments that are required to be presented on the balance sheet at fair value other than those whose carrying amounts approximate fair value due to their short maturities.

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

Translation adjustments resulting from this process amounted to $5,248,596 and $3,794,929 as of December 31, 2013 and March 31, 2013, respectively.

The following exchange rates were adopted to translate the amounts from RMB into United States dollars (“USD$”) for the respective periods:

	December 31, 2013	March 31, 2013	December 31, 2012
Quarter End RMB Exchange Rate (RMB/USD$)	6.0969	6.2689	6.2855
Quarterly Average RMB Exchange Rate (RMB/USD$)	6.1302	6.2785	6.2992

Recent accounting pronouncements

The Company’s management has evaluated all the recently issued accounting pronouncements through the filing date of these consolidated financial statements and does not believe that they will have a material effect on the Company’s consolidated financial position and results of operations.

NOTE 2 – PREPAID ACCOUNTS

The prepaid account in the amount of $354,208 as of December 31, 2013 includes a prepayment of $21,563 to Shandong YCT for purchase of its health products and deferred advertising costs of $332,645 for TV commercials.

The prepaid account in the amount of $20,972 as of March 31, 2013 is a prepayment to Shandong YCT for purchase of its health products.

NOTE 3 – PREPAID LAND LEASE

The Company entered into a Farmland Leasing Agreement on June 20, 2013 for the lease of 2,000Mu farmland for the development of the acer truncatum bunge planting bases.  The lease term is from July 1, 2013 to June 30, 2043. The lease payment is about RMB1, 000(approximately USD 163) per Mu annually and payable for five years of rents in advance. The first lease payment was for the rents of the first five years in the amount of RMB10, 000,000 (approximately USD 1,626,545), whichweremade within 15 working days from the signing of the Lease.

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

The components of prepaid land lease were as follows:
	As of
	December 31, 2013	March 31, 2013
Prepaid land lease – short term	$328,036	$-
Prepaid land lease – long term	1,148,124	-
Total prepaid land lease	$1,476,160	$-

The prepaid land lease is amortized based on straight-line method.  The lease expenses for the three and nine months ended December 31, 2013 were$81,563 and $162,630, respectively.

NOTE 4 - INVENTORY

Inventory consists of finished goods, work-in-process, and raw materials. No allowance for inventory was made for the three months and nine months ended December 31, 2013 and 2012. The components of inventories were as follows:

	As of
	December 31, 2013	March 31, 2013
Raw materials	$1,197,950	$864,956
Work-in-progress	367,673	391,711
Finished goods	725,166	39,883
Total Inventories	$2,290,789	$1,296,550

NOTE 5 – PLANT, PROPERTY AND EQUIPMENT, NET

The components of property and equipment were as follows:

	As of
	December 31, 2013	March 31, 2013
Machinery & Equipment	$1,493,931	$638,221
Furniture & Fixture	169,863	165,203
Building	13,979,899	10,150,522
Subtotal	15,643,693	10,953,946
Less: Accumulated Depreciation	(1,878,537)	(1,544,030)
Total plant, property and equipment, net	$13,765,156	$9,409,916

The depreciation expenses for the three months ended December 31, 2013 and 2012 were $334,508 and $84,813, respectively.

The depreciation expenses for the nine months ended December 31, 2013 and 2012 were $675,465 and $261,143, respectively.

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

NOTE 7 - MAJOR CUSTOMER AND VENDOR

In the three and nine months ended December 31, 2013, the Company mainly sold products to individual retail customers through nine major distributors.

For the three months ended December 31, 2013, the purchase from four major vendors was $4,393,458 representing 91.1% of the Company’s total purchase for the quarter.

For the nine months ended December 31, 2013, the purchase from four major vendors was $11,035,274, representing 89.7% of the Company’s total purchase for the period.

NOTE 8 - INTANGIBLE ASSETS, NET

The intangible assets of the Company consist of land use right and purchased patents.

Net land use right and purchased patents were as follows:

		As of
	Amortization Period	December 31, 2013	March 31, 2013
Land use right	50 years	1,664,451	$1,618,785
Less: Accumulated amortization		(242,253)	(211,149)
Land use right, net		1,422,199	1,407,636
Patent 1	16.5 years	7,544,818	7,337,810
Patent (non-US No. ZL200510045001.9)	13.75 years	9,984,927	9,890,092
Patent (non-US No. ZL200710013301.8)	14.95 years	1,612,944	1,569,168
Less: Accumulated amortization		(3,419,431)	(2,548,146)

Patents, net		$15,723,257	$16,248,925

The amortization expenses of land use right for the three months ended December 31, 2013 and 2012 were$10,326 and $9,831, respectively.  The amortization expenses of patents for the three months ended December 31, 2013 and 2012 were$353,717 and $330,933, respectively.

The amortization expenses of land use right for the nine months ended December 31, 2013 and 2012 were$31,104 and $24,545, respectively.  The amortization expenses of patents for the nine months ended December 31, 2013 and 2012 were$871,285 and $939,698, respectively.

NOTE 9 - TAX PAYABLE

Tax payable at December 31, 2013 and March 31, 2013 were as follows:

	As of
	December 31, 2013	March 31, 2013

Corporate Income Tax	$652,700	$508,024
Value-Added Tax	(101,985)	349,994
Other Tax & Fees	2,756	28,688

Total Tax Payable	$553,470	$886,706

NOTE 10 - INCOME TAXES

Shandong Spring Pharmaceutical Co., Ltd is subject to the Chinese Enterprise Income Tax (“EIT”) at a statutory rate of 25%.

For the three months ended December 31, 2013 and 2012, Shandong Spring Pharmaceutical Co., Ltd. recorded income tax provisions of $649,154 and $258,827, respectively.

For the nine months ended December 31, 2013 and 2012, Shandong Spring Pharmaceutical Co., Ltd. recorded income tax provisions of $2,130,015 and $1,585,251, respectively.

NOTE 11 – UNREALIZED GAIN ON FAIR VALUE OF DERIVATIVE

Unrealized gain on derivatives reflects a non-cash adjustment for changes in fair value of the Company’s derivative liability associated with a Purchase Agreement, as amended, of an U.S. patent, No. 6,475,531 B1 titled “Safe Botanical Drug for Treatment and Prevention of Influenza and Increasing Immune Function”,between the Company and L.Y. Research Corp., a New Jersey corporation, on February 28, 2011.  The Company incurred unrealized gain on derivative liability of $3,872,370 and $8,297,884 for the three and nine months ended December 31, 2012.  The unrealized gain on derivative reflected reduced fair value of the derivative liabilities resulting from the decrease in the market value of the CYIG stock.

On October 29, 2012, because the conditions set forthin the Purchase Agreement were not fulfilled, the Company and L.Y. Research Corp.entered into a Termination Agreement to formally terminate the Purchase Agreement, and the Patent was returned to L.Y. Research Corp.and the purchase payment, including the Company’s shares, was returned to the Company.  As a result, the derivative obligation and the unrealized gain were reversed by the carrying amount of $1,106,378 and $4,425,514, respectively.

NOTE 12 - STOCKHOLDERS’ EQUITY

Stock Issued to Independent Directors

The total amount of the compensation in the form of issuing shares of common stock to the independent directors was nil for the nine months ended December 31, 2013 and $5,000 for the year ended March 31, 2013.

Stock Issued for Acquisition of Patent

On February 28, 2011, the Company issued 44,254,952 shares of common stock, as a part of the consideration to acquire the U.S. patent, No. 6,475,531 B1 titled “Safe Botanical Drug for Treatment and Prevention of Influenza and Increasing Immune Function”, from L.Y. Research Corp.   The shares of the common stock were valued at the average closing market price on February 28, 2011, aggregating$32,748,665.

On October 29, 2012, because the conditions set forth in the Purchase Agreement were not fulfilled, the Company and LY Research entered into a Termination Agreement to formally terminate the Purchase Agreement, and the Patent was returned to L.Y. Research Corp.and the purchase payment, including the Company’s shares, was returned to the Company.

Statutory Reserve

Subsidiaries incorporated in China are required to make appropriations to reserve funds, based on after-tax net income determined in accordance with generally accepted accounting principles of the People’s Republic of China (“PRC GAAP”).  Effective on January 1, 2006, the Company is only required to contribute once to the statutory reserve inan amount equal to 10% of the net income after tax per annum, and any contributions are not to exceed 50% of the respective companies’ registered capital.

The Company appropriated $871,871 to the statutory reserve based on its net income in 2013.  As of December 31, 2013, the Company has appropriated a total of $1,828,504 to the statutory reserve.

NOTE 13 – FUTURE MINIMUM LEASE PAYMENTS

As of December 31, 2013, future minimum lease payments under the operating lease pursuant to the Farmland Leasing Agreement were as follows:

Fiscal year ended March 31	Operating Leases
2014	82,009
2015	328,036
2016	328,036
2017	328,036
2018	328,036
2019 and thereafter	8,282,898
Total minimum lease payments	$9,677,049

The lease payments for the first five years have been made within 15 working days from lease signing; and therefore, resulted in prepaid lease payments as of December 31, 2013 (refer to FN#3).  The actual future minimum lease payment, after deduction of the prepaid amount of $1,476,160, is $8,200,889.

NOTE 14 – SUBSEQUENT EVENTS

There have been no subsequent events after December 31, 2013

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

Overview

China YCT International Group, Inc. (“China YCT”) was incorporated in the State of Florida in January 1989, and reincorporated in the State of Delaware on April 4, 2007. China YCT principally operates through two of its wholly-owned subsidiaries: Landway Nano Bio-Tech, Inc. ("Landway Nano”), incorporated in Delaware, and Shandong Spring Pharmaceutical Co., Ltd. (“Shandong Spring”), incorporated in the People’s Republic of China (the “PRC”). China YCT International Group, Inc. and its subsidiaries are collectively referred to as the “Company”. China YCT, through its wholly-owned subsidiary, Shandong Spring, is engaged in the business of developing, manufacturing, and selling its own medicine made primarily from gingko extract, development of the acer truncatum bunge planting bases,and distributing health care supplement products manufactured by another companyin the PRC.

Recent Event

On March 22, 2011, the Chinese Ministry of Health officially approved acer truncatum bunge seed oil, along with peony seed oil as a new food resource (No. 9 Announcement issued in 2011).  Subsequently in December 2011, Chinese National Development and Reform Commission, jointly with the Ministry of Industry and Information Technology, issued the Twelfth Five-year Development Plan of Food Industry, whereby “the nutrition and health food manufacturing industry” was listed for the first time in the national development plan as a focused developing area.

In July 2013, the Company initiated an investment plan (the “Plan”) to take advantage of the national policy. The Company planned to use its own capital reserves to develop and cultivate its own planting base for acer truncatum bunge.  The development of the project will take five years with a total investment of approximately RMB202 million (approximately USD33 million). At maturation stage, the estimate economic income from acertruncatumbunge will be RMB80,135 (approximately USD13,000) for each Mu with the annual net income expected to be RMB320 million (approximately USD52 million).

The Company also entered into a Farmland Leasing Agreement on June 20, 2013 for the lease of 2,000Mu farmland for the development of the acer truncatum bunge planting bases.  The lease term is from July 1, 2013 to June 30, 2043 for a total of 30 years. The lease payment is RMB1,000(approximately USD163) per Mu annually and payable for five years in advance. The first lease payment was for the rents of the first five years in an amount of RMB10 million (approximately USD1.6 million), which was required to be made within 15 working days from the signing of the lease.

As of December 31, 2013, the Company has completed the Phase I of the Plan, which includes development of the 2,000Mu farmland and planting of 6,670,000 acer truncatum bunges trees.  The Company has made five-year advanced payment in the amount of $1,626,545 for the 30-year term farmland lease and $1,301,236 for acquisition of an irrigation system.  In addition, the Company purchased nursery in the amount of $13,886,792.

For the Phase II of the Plan, the Company will expand its development to another 3,000 Mu by March 2014.  All trees are expected to be in production in 2015 along with the construction of an ecological, scientific, and industrial park and related supporting facilities from 2015 to 2018.

Results of Operations – Three Months ended December 31, 2013 and 2012 respectively

The following table sets forth information from our statements of operations for the three months ended December 31, 2013 and 2012, in dollars:

	Three Months Ended
	December 31		$	%
	2013	2012	Change	Change
Revenues	8,276,400	6,922,363	1,354,037	19.6%
Cost of Goods Sold	(3,639,944)	(3,450,065)	(189,879)	5.5%
Gross Profit	4,636,456	3,472,298	1,164,158	33.5%
Operating Expenses	(1,811,329)	(2,460,335)	649,006	-26.4%
Operating Income	2,825,127	1,011,963	1,813,164	179.2%
Interest Income, net	20,764	23,346	(2,582)	-11.1%
Unrealized Gain on Derivative	-	3,872,370	(3,872,370)	-100.0%
Income Tax Provision	(649,154)	(258,827)	(390,327)	150.8%
Net Income	2,196,737	4,648,852	(2,452,115)	-52.7%
Comprehensive Income (Loss)	2,734,147	5,123,715	(2,389,568)	-46.6%

Net Sales

During the three months ended December 31, 2013, we had net sales of $8,276,400, as compared with net sales of $6,922,363 for the same period in 2012, an increase of $1,354,037, or 19.6%. We increased advertising and promotion of our Huoliyuan capsules and spent $158,750 during the three months ended December 31, 2013 after obtaining the certification pursuant to the criteria set forth by the Good Manufacturing Practices (revised 2010) issued by China Food and Drug Administration (hereafter referred to as new GMP).  We did not conduct any advertising or promotion in the first two quarters of this fiscal year.

We entered into a purchase and sale contract with Shandong Yong Chun Tang Bioengineering Co., Ltd. (“Shandong YCT”) on December 26, 2006 (the “Purchase and Sale Contract”), which sets forth the wholesale price that we pay Shandong YCT for distributing their products.  On February 9, 2010, we renewed the Purchase and Sale Contract with Shandong YCT for another five years ending on February 28, 2015.  Pursuant to the renewed contract, we can purchase 10 types of health care supplement products from Shandong YCT on a fixed price, which were selected according to their sales volume and profit margin.  For the three months ended December 31, 2013, 31.7% of our revenue was from the sale of the health care supplement products, compared to 38.1% in the three months ended December 31, 2012.

Since September 2009, we started to engage in the production and distribution of our own prescription drug, Huoliyuan Capsule, which is patented in China, and developed distribution channels for the drug.  Our sales have increased since September 2009 as a result of the establishment of our manufacturing and distribution channels of Huoliyuan Capsule.  Since July 2010, the Company changed from being solely a distributor of Shandong YCT to both a manufacturer and distributor of our own products, the Huoliyuan Capsules.  As a result, we obtained new customers and expanded our sales of Huoliyuan Capsules.  The Huoliyuan Capsule product accounted for 68.3% of our revenue for the three months ended December 31, 2013, compared to 59.6% for the three months ended December 31, 2012.

The following table sets forth a sales breakdown comparison by product for the periods under review:

	Three months ended
Sales from:	December 31, 2013	December 31, 2012	Change in $	Variance
Health care supplements	2,622,675	2,634,748	(12,073)	-0.5%
Drugs	5,653,724	4,124,795	1,528,930	37.1%
Others	-	162,821	(162,821)	-100.0%
Total	8,276,400	6,922,363	1,354,037	19.6%

Cost of Goods Sold

Our cost of goods sold was comprised primarily of the cost of finished goods we purchased from Shandong YCT, the manufacturing cost of Huoliyuan Capsules, and the raw materials we purchased from third party vendors. The cost of goods sold for the three months ended December 31, 2013 was $3,639,944, as compared to $3,450,065 for the same period in 2012, an increase of approximately $189,879, or 5.5%.  The percentage of the costs of goods sold to total revenues decreased slightly to 44.0% from 49.8% as compared to the same quarter of the previous year, primarily due to market price change on raw materials.

Gross Profit

As a result of the changes in sales and costs, gross profit during the three months ended December 31, 2013 was $4,636,456, an increase of $1,164,158 or 33.5% as compared to the same period in the previous year. Our gross margin increased to 56.0% during the three months ended December 31, 2013 from 50.2% during the three months ended December 31, 2012.

The following table sets forth a breakdown of our gross profits of different products during the three months ended December 31, 2013 and 2012:

	Three months ended
Gross Profit:	December 31, 2013	December 31, 2012	Change in $	Variance
Health care supplements	1,385,843	1,415,724	(29,881)	-2.1%
Drugs	3,250,613	1,968,013	1,282,600	65.2%
Others	-	88,561	(88,561)	-100.0%
Total	4,636,456	3,472,298	1,164,158	33.5%

Research and Development Expenses

Research and development expenses were $60,634 during the three months ended December 31, 2013 compared with $723,790 during the three months ended December 31, 2012, a decrease of $663,156 or 91.6%. For the three months ended December 31, 2012, the Company increased its investments in new technologies and products that could be utilized to refine and extract the beneficial compounds from plants, primarily gingko.  There was no additional research and development investment for the three months ended December 31, 2013.

Selling Expenses

Our selling expenses increased by $303,702 or 55.0% to $856,020 for the three months ended December 31, 2013, from $552,318 for the same period of 2012. As a percentage of sales, selling expenses increased to 10.3% for the three months ended December 31, 2013 from 8.0% for the same period in 2012. The increase of selling expenses was primarily due to increase in advertising and promotion costs related to marketing and promotional activities in our Huoliyuan Capsule markets after obtaining the new GMP certification.

General and Administrative Expenses

Our general and administrative expenses were $894,674 for the three months ended December 31, 2013, compared with $1,184,227 for the three months ended December 31, 2012, a decrease of $289,553 or approximately 24.5%. For the three months ended December 31, 2012, the General and Administration Expenses included additional training expenses in an amount of $317,501 for the purpose of adopting the new GMP certification.  No such training expenses were incurred for the three months ended December 31, 2013.

Interest Income (Expense), Net

Interest income was $20,764 for the three months ended December 31, 2013.  There was no interest expense as we did not have outstanding loans from banks or other parties.

Unrealized Gain on Derivative

Unrealized gain on derivative was $ 3,872,370 for the three months ended December 31, 2012, which was resulted from the adjustment on derivative liability. On October 29, 2012, because the conditions set forth in the Purchase Agreement of the U.S. patent, No. 6,475,531 B1 titled “Safe Botanical Drug for Treatment and Prevention of Influenza and Increasing Immune Function, with L.Y. Research Corp.were not fulfilled, the Company and L.Y. Research Corp. entered into a Termination Agreement to formally terminate such Purchase Agreement, and the Patent was returned to L.Y. Research Corp. and the purchase payment, including the Company’s shares, was returned to the Company.  As a result, the derivative obligation and the unrealized gain were reversed by the carrying amount of $1,106,378 and $4,425,514, respectively.  Consequently, there was no unrealized gain on derivative for the three months ended December 31, 2013.

Income Tax

Income tax was $649,154 forthe three months ended December 31, 2013, as compared to $258,827 for the same period in 2012, an increase of $390,327 or approximately 150.8%. The increase was primarily due to the increased taxable income (excluding unrealized gain on derivative) during the three months ended December 31, 2013.

Net Income

As a result of the above factors, we had a net income of $2,196,737 during the three months ended December 31, 2013, compared with a net income of $4,648,852 during the three months ended December 31, 2012.

Other Comprehensive Income

As a result of the currency translation adjustment, we had other comprehensive income of $537,410 during the quarter ended December 31, 2013, compared with $474,863 during the quarter ended December 31, 2012 due to exchange rate fluctuations from Chinese RMB, the functional currency used in our Chinese subsidiary, to US dollar, our reporting currency.

Results of Operations – for the Nine Months ended December 31, 2013 and 2012:

The following table sets forth information from our statements of operations for the nine months ended December 31, 2013 and 2012, in dollars:

	Nine Months Ended
	December 31		$	%
	2013	2012	Change	Change
Revenues	24,633,947	23,521,007	1,112,940	4.7%
Cost of Goods Sold	(11,314,805)	(11,367,854)	53,049	-0.5%
Gross Profit	13,319,142	12,153,153	1,165,989	9.6%
Operating Expenses	(4,680,368)	(5,876,257)	1,195,889	-20.4%
Operating Income	8,638,774	6,276,896	2,361,878	37.6%
Interest Income, net	49,496	82,138	(32,642)	-39.7%
Unrealized Gain on Derivative	-	8,297,884	(8,297,884)	100.0%
Income Tax Provision	(2,130,015)	(1,585,251)	(544,764)	34.4%
Net Income	6,558,255	13,071,667	(6,513,412)	-49.8%
Comprehensive Income (Loss)	8,011,922	13,376,873	(5,364,951)	-40.1%

Net sales

During the nine months ended December 31, 2013, we had net sales of $24,633,947, as compared with net sales of $23,521,007 during the same period in 2012, an increase of $1,112,940 or 4.7%.

For the nine months ended December 31, 2013, 32.6% of our revenue was from the sale of the 10 products distributed for Shandong YCT, compared to 33.8% for the nine months ended December 31, 2012.  The Huoliyuan Capsule products accounted for 67.4% of our revenue for the nine months ended December 31, 2013, compared to 61.4% for the nine months ended December 31, 2012.

The following table presents the breakdown of revenues by product mix:

	Nine months ended
Sales from:	December 31, 2013	December 31, 2012	Change in $	Variance
Health care supplements	8,038,271	7,940,511	97,760	1.2%
Drugs	16,595,676	14,444,389	2,151,287	14.9%
Others	-	1,136,108	(1,136,108)	-100.0%
Total	24,633,947	23,521,007	1,112,940	4.7%

Cost of Goods Soldand Gross Margin

During the nine months ended December 31, 2013, we had cost of goods sold of $11,314,805, as compared with $11,367,854 during the same period in 2012, a slight decrease of $53,049 or 0.5%.

The gross profit was $13,319,142 for the nine months ended December 31, 2013, which was increased for $1,165,989 or 9.6% from the same period in 2012. Our gross margin increased to 54.1% during the nine months ended December 31, 2013 from 51.7% during the nine months ended December 31, 2012.

Selling Expenses

Our selling expenses decreased by $270,494, or 12.2%, to $1,946,148 for the nine months ended December 31, 2013, from $2,216,642 for the same period of 2012. As a percentage of sales, selling expenses decreased from 9.4% for the nine months ended December 31, 2012 to 7.9% for the same period of 2013.

General and Administrative Expenses

Our general and administrative expenses were $2,026,062 during the nine months ended December 31, 2013, compared with $2,387,125 during the nine months ended December 31, 2012, a decrease of $361,063 or approximately 25.6%. During the nine months ended December 31, 2012,the General and Administration Expenses included additional training expenses in an amount of $317,501 for the purpose of obtainingthe new GMP certification.  No such training expenses were incurred for the nine months ended December 31, 2013.

Research and Development Expenses

Research and development expenses were $708,158 during the nine months ended December 31, 2013 compared with $1,272,490 during the nine months ended December 31, 2012, a decrease of $564,332, or 44.3%.  In 2012, the Company increased additional investments in researching and developing new technologies and products that can be utilized to refine and extract the beneficial components from plants, primarily gingko.

Interest Income

Interest income was $49,496 for the nine months ended December 31, 2013, decreased by $32,642 or 39.7%, compared to $82,138 for the nine months ended December 31, 2012. The decrease reflected the decreased cash balance.

Unrealized Gain on Derivative

Unrealized gain on derivative was $8,297,884 for the nine months ended December 31, 2012, which resulted from the fair value adjustment of our derivative liability due to the decrease of CYIG stock price.

On October 29, 2012, because the conditions set forth in the Purchase Agreement of the U.S. patent, No. 6,475,531 B1 titled “Safe Botanical Drug for Treatment and Prevention of Influenza and Increasing Immune Function, with L.Y. Research Corp. were not fulfilled, the Company and L.Y. Research Corp.entered into a Termination Agreement to formally terminate such Purchase Agreement, and the Patent was returned to L.Y. Research Corp. and the purchase payment, including the Company’s shares, was returned to the Company.  As a result, the derivative obligation and the unrealized gain were reversed by the carrying amount of $1,106,378 and $4,425,514, respectively.  Consequently, there was no unrealized gain on derivative for the three months ended December 31, 2013.

Income Tax

Income tax was $2,130,015 during the nine months ended December 31, 2013, as compared to $1,585,251 for the same period of 2012, an increase of $544,764, or approximately 34.4%. The increase was primarily due to the increased taxable income (excluding unrealized gain on derivative) for the nine months ended December 31, 2013.

Net Income

As a result of the factors described above, we generated net income of $6,558,255 forthe nine months ended December 31, 2013, as compared with net income of $13,071,667 for the nine months ended December 31, 2012.

Other Comprehensive Income

As a result of a currency translation adjustment, other comprehensive income was $1,453,667 for the nine months ended December 31, 2013, compared with $305,206 for the nine months ended December 31, 2012; which is mainly attributable to the exchange rate fluctuations from Chinese RMB, the functional currency used in our Chinese subsidiary, to US dollar, our reporting currency.

Liquidity and Capital Resources

Our principal sources of liquidity were primarily generated from our operations.  As of December 31, 2013, we had $19,360,778 in working capital, a decrease of $10,762,645or 36% as compared to $30,123,423 in working capital as ofMarch 31, 2013.  We made additional investment and made advanced land lease payment to develop our own acer truncatum bunge planting base during the nine months ended December 31, 2013 to enhance our product structure.

Based on our current operating plan, we believe that existing cash and cash equivalents balances, and the funds to be generated by operations will be sufficient to meet our working capital and capital requirements for our current operations for at least the next 12 months. Our operations produced negative cash flow of $12,974,572 during the nine months ended December 31, 2013 due to the additional investment. We did not have accounts receivable outstanding as of December 31, 2013. We expect our marketing activities to continue to generate positive cash flow.  The investment in the acer truncatum bunge planting base and the advanced land lease payment since July 2013 has put some pressure on our cash flow.  We may be required to seek additional capital and reduce certain spending as needed on an on-going basis. There can be no assurance that any additional financing will be available on acceptable terms.

The following table sets forth a summary of our cash flows for the period as indicated:

	Nine months ended
	December 31, 2013	December 31, 2012	Change in $	%
Net cash provided by operating activities	$4,768,336	$4,985,191	(216,855)	-4%
Net cash provided by (used in) investing activities	$(18,182,799)	$(73,502)	(18,109,297)	24638%
Net cash provided by financing activities	$-	$-	-	0%
Effect of exchange rate change on cash and cash equivalents	$439,891	$256,578	183,313	71%
Net increase in cash and cash equivalents	$(12,974,572)	$5,168,267	(18,142,839)	-351%
Cash and cash equivalents, beginning balance	$29,924,188	$22,146,240	7,777,948	35%
Cash and cash equivalents, ending balance	$16,949,616	$27,314,507	(10,364,891)	-38%

Operating Activities

For the nine months ended December 31, 2013, net cash provided by operating activities was $4,768,336, compared to $4,985,191 for the same period in 2012. The primary reason for the change was mainly the result of the increased net income, off-set by the non-cash items. The unrealized gain on derivative was increased by $5,531,892 during the nine months ended December 31, 2012.

Investing Activities

Net cash used in investing activities was $18,182,799 for the nine months ended December 31, 2013 as compared to $73,502 for the nine months ended December 31, 2012, reflecting the investment for the Phase I of the Plan in constructing our own acertruncatum bunge planting base and planting 6,670,000 trees during the nine months ended December 31, 2013.

Financing Activities

There were no financing activities for the nine months ended December 31, 2013 and 2012.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on their financial condition or results of operations.

Critical Accounting Policies

This section should be read together with the Summary of Significant Accounting Policies included as Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2013 and 10-Q for the period ended December 31, 2013 filed with the SEC.

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

Principles of consolidation

The consolidated financial statements for the nine months ended December 31, 2013 and 2012 include the accounts of China YCT International Group, Inc, Landway Nano Bio-Tech, Inc. and Shandong Spring Pharmaceutical Company. Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).  All significant inter-company balances and transactions are eliminated in consolidation.

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

Recent Accounting Pronouncements

The Company’s management has evaluated all the recently issued accounting pronouncements through the filing date of these consolidated financial statements and does not believe that they will have a material effect on the Company’s consolidated financial position and results of operations.

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

Changes in internal controls.

The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2013, and they have concluded that there was no change to the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: February 18, 2014

/s/ Yan Tinghe
Yan Tinghe Chief Executive Officer
(Principal Executive Officer)

/s/ Li Chuanmin
Li Chuanmin Chief Financial Officer
(Principal Financial Officer)

