Form 10-K
period 2014-03-31
China YCT International Group, Inc.
filed 2014-06-30
CIK 847464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2014 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of September 30, 2013, the aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon close sale price of such shares as reported on the OTCQB Marketplace, was $4,404,664.

The number of shares outstanding of the issuer’s common stock, as of June 16, 2014 was 29,679,690.

CHINA YCT INTERNATIONAL GROUP, INC.

FORM 10K

For the Fiscal Year Ended March 31, 2014

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

ITEM 1.                      BUSINESS

The Structure of our Business

China YCT International Group (“CYIG” or “the Company”) principally operates through two of its wholly-owned subsidiary, Landway Nano Bio-Tech Group, Inc. (“Landway Nano”), incorporated in Delaware, and Shandong Spring Pharmaceutical Co., Ltd. (“Shandong Spring Pharmaceutical”), a corporation organized in the People’s Republic of China (the “PRC”).  Shandong Spring Pharmaceutical is engaged in the business of developing, manufacturing and selling its own medicine made primarily from gingko extract, development of the acer truncatum bunge planting bases, and distributing health care supplement products manufactured by another company in the PRC.

From January 2006 until January 2007 management of Shandong Spring Pharmaceutical was engaged in developing the company’s manufacturing facility and distribution network.  In January 2007, Shandong Spring Pharmaceutical commenced revenue-producing activities, specifically distributing products manufactured by Shandong Yong Chun Tang Bioengineering Co., Ltd. (“Shandong YCT”).

Shandong Spring Pharmaceutical was originally organized as a subsidiary of Shandong YCT for the purpose of focusing on advanced technology related to the use of gingko as an aide to health.  Shandong YCT later transferred ownership of Shandong Spring Pharmaceutical to its equity-holders. Shandong Spring Pharmaceutical served solely as a distributor for Shandong YCT through the end of its fiscal year on March 31, 2009, pursuant to a distribution agreement that fixed the resale profit that would be earned by Shandong Spring Pharmaceutical. On February 19, 2010, we renewed the Purchase and Sale Contract with Shandong YCT, for a term of five years ending on February 28, 2015. Pursuant to the renewed agreement, the Company can purchase 10 products from Shandong YCT at fixed prices with products selected according to their sales and profits. Mr. Yan Tinghe, our founder and Chief Executive Officer, was the principal shareholder of Shandong YCT until he sold all of his shares of Shandong YCT to an unrelated party on Dec 16, 2009.

In March 2010, the Company purchased a patent from Shandong YCT for US$6.74 million, which enabled the Company to manufacture and distribute medicine products for cardio cerebral vascular disease, cosmetics, and healthcare products.  The patent acquired from Shandong YCT was independently assessed at a fair value of USD11.14 million by Beijing Beifang Yashi Asset Evaluation Company based on the current income value method. The purchase price for the patent was negotiated between the Company and Shandong YCT based on the assessed value and purchased by the Company at a discount because Shandong YCT retained a license to produce certain products based on the patent technology.  The patent is for an aglycone type and purification method of biotransformation in gingko product manufacturing process to extracting ginkgo flavonoid more extensively, and has a legal life of 16.5 years.

On October 26, 2010, Shandong Spring Pharmaceutical signed an agreement to purchase three patents relating to Chinese herbal formulas from Jining Tianruitong Technology Development Limited Company for $15,557,318. We received an independent assessment of the value of the patents, which substantiated the purchase price. Approval from the State Intellectual Property Office of the PRC is required for the transfer of the patent. We obtained governmental approvals for the transfer of the two patents in October 2011, which were transferred to the Company. Due to the failure of obtaining governmental approval for the third patent, the Company amended the agreement in January 2013 to reflect the two acquired patents with a final cost of $11,459,260. The acquisition of the third patent was cancelled with the outstanding payment settled. The two patents are “Treatment to ischemic encephalopathy and its preparation method” (ZL200510045001.9) and “Chinese herbal medicine compound to treat renal insufficiency and its preparation” (ZL200710013301.8), with legal lives of 13.75 years and 14.95 years, respectively.

The Development of Acer Truncatum Bunge Planting Base

On March 22, 2011, the Chinese Ministry of Health officially approved acer truncatum bunge seed oil, along with peony seed oil as a new food resource (No. 9 Announcement issued in 2011). Subsequently, in December 2011, the Chinese National Development and Reform Commission, jointly with the Ministry of Industry and Information Technology, issued the Twelfth Five-year Development Plan of Food Industry, whereby “the nutrition and health food manufacturing industry” was listed for the first time in the national development plan as a focused developing area. In July 2013, the Company initiated an investment plan (the “Plan”) to take advantage of the national policy. Accordingly, the Company planned to use its own capital reserves to develop and cultivate its own planting base for acer truncatum bunge. The development of the project will take five years with a total investment of approximately RMB202 million (approximately USD33 million).

The Company entered into two Farmland Leasing Agreement for the development of the acer truncatum bunge planting bases. On June 20, 2013, the Company entered into a Farmland Leasing Agreement with Shiqiao Village for the lease of 2,000Mu farmland for the development of the acer truncatum bunge planting bases. The lease term is from July 1, 2013 to June 30, 2043. The lease payment is about RMB1, 000(approximately USD 163) per Mu annually and payable for five years of rents in advance. The first lease payment was for the rents of the first five years in the amount of RMB10,000,000 (approximately USD1,625,461). On March 1, 2014, the Company entered into a Farmland Leasing Agreement with Zhongce No.4 Village for the lease of 200Mu of farmland for the development of the acer truncatum bunge planting bases. The lease term is from March 1, 2014 to February 28, 2044. The lease payment is RMB1,000,000 (approximately USD 162,541) for each five-year period in advance. The first lease payment was for the rents for the first five years in the amount of RMB1,000,000 (approximately USD162,546).

As of March 31, 2014, the Company completed Phase I of the Plan, which included development of the 2,200Mu farmland and planting of 2,948,000 acer truncatum bunges trees. The Company has made a five-year advanced payment in the amount of $1,788,007 for the 30-year term farmland leases and $1,300,369 for acquisition of an irrigation system. In addition, on August 10, 2013, the Company purchased a nursery for $15,333,951. For Phase II of the Plan, the Company will expand its development for another 3,000Mu by July 2014. All trees are expected to be in production in 2015 along with the construction of an ecological, scientific, and industrial park and related supporting facilities from 2015 to 2018.

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

During the fiscal year ended March 31, 2014, we spent $1,234,393 in research and development.  Our R&D expenses were primarily used for acquiring and testing raw material, and also the ordinary maintenance expense for our research equipment.

Huoliyuan Capsule.

In January 2007, the company purchased from Beijing Boya Research Institution, Ltd., a patent for RMB400,000 (approximately USD$58,000) for the Huoliyuan Capsule. In 2010, the Company started to manufacture and distribute our new product, Huoliyuan Capsule. During the year ended March 31, 2014, the Company produced approximately 4.8 million boxes of (1*3 pack) and 4.65 million boxes of (1*2 pack) of Huoliyuan Capsule and sold approximately 4.6 million boxes of (1*3 pack) and 4.63 million boxes of (1*2 pack) with a retail price of RMB20 Yuan and RMB16 Yuan per box, respectively.

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

Property and Facilities

We completed and transferred the plant and equipment of a new manufacturing facility during the fiscal year ended March 31, 2012, which is mainly used to facilitate the full production of ginkgo aglycone flavonoids. Because we have installed two more packing machines, the annual production capacity of the Huoliyuan Capsule manufacturing factory is 15 million boxes per year; sales of which reached 68.7% of our total annual sales in the fiscal year ended March 31, 2014. Our new factory includes a powder injection production line and cleaning and purifying equipment. The factory also includes a pin powder workshop, and a solid manufacturing workshop. Huoliyuan is manufactured in a dedicated workshop, and the second workshop will be used as our research facility. The Company has no immediate plan to build more workshops or factories.

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

Starting from June 2013, the Company started development of its own acer trunkatum bunge planting bases. The Company signed into two separate lease agreements for the leasing of 2,200Mu farmland for a term of 30 years, respectively. As of March 31, 2014, the Company has completed planting of 2,948,000 trees with production expected in 2015.

Certifications

The manufacturing facility developed by Shandong Spring Pharmaceutical has received GMP (good manufacturing practices) certification granted by the Chinese government. GMP is the only certified manufacturing standard certificate that is authorized by the Chinese government. Only companies that pass GMP standards and obtain the certificate that issued by Chinese government are able to manufacture medicine and related products. The company has also achieved ISO9000 certification for its management processes.

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

Our in-house marketing staff supervises independent primary dealers, who sub-distribute through networks of supermarkets, beauty parlors and other retail sites.  This network allows us to accomplish broad geographic distribution with a marketing staff of only eight people, thus keeping our overhead low. On January 7, 2009, we have established a strategic relationship with China National Post Logistics, a subsidiary of China Post that has 31 provincial offices located throughout China to deliver our products to our customers. In the year ended March 31, 2014, the Company mainly sold products to individual retail customers through nine major distributors.

Employees

Shandong Spring Pharmaceutical currently employs 279 individuals, each on a full-time basis, as of March 31, 2014, of which, 24 employees are involved in administration; 37 are dedicated to marketing and other functions, and 27 to research and development.  The remainder of our employees is involved in manufacturing.  We believe that we have a good relationship with our employees.

ITEM 1A                      RISK FACTORS

You should carefully consider the risks described below before buying our common stock.  If any of the risks described below actually occurs, that event could cause the trading price of our common stock to decline, and you could lose all or part of your investment.

Unexpected factors may hamper our efforts to implement our business plan.

Our business plan contemplates that we will become a fully integrated grower, manufacturer and marketer of products derived from gingko.  We commenced manufacture of Huoliyuan Capsules in 2010; and our business shifted from largely distributing health and beauty aids manufactured by Shandong YCT, to manufacturing and marketing Huoliyuan Capsules.  In order to fully implement our business plan, we will have to successfully complete the development of an agricultural facility and an industrial facility.   The complexity of this undertaking means that we are likely to face many challenges, some of which are not yet foreseeable.  Problems may occur with our raw material production and with the roll-out of efficient manufacturing processes.  If we are not able to minimize the costs and delays that result, our business plan may fall short of its goals, and the current profitability or our distribution activities may be offset by losses from the new gingko business.

The development of acer trunkatum bunge based products may not succeed.

The Company is devoting substantial resources to the development of products based on acer trunkatum bunge and estimates that the development of the project will take five years with a total investment of approximately RMB202 million (approximately USD33 million). However there can be no assurance that such product development will be successful and while we intend to finance the development of the products from internally generated capital, there is no assurance that our other operations will generate sufficient capital to finance such development or, if insufficient, if alternate financing will be available.

One supplier accounts for most of our revenues.

Since January 2007, the exclusive business activity of Shandong Spring Pharmaceutical has been the distribution of products manufactured by its affiliate company Shandong YCT.  The Company purchases the majority of its products from Shandong YCT. , For the year ended March 31, 2014, the amount purchased from Shandong YCT was amounted to USD5,102,020, and the purchase from the four major vendors (including Shandong YCT) was $14,474,534, representing over 100% of the Company’s annual total purchases. In the event we lose Shandong YCT or its business suffer adverse developments, our financial condition will be materially and adversely affected.

The capital investments that we plan may result in dilution of the equity of our present shareholders.

We started establishing of our own acer trunkatum bunge planting base to conduct research and development of medical and health care products. We estimate that we will be unable to achieve profitable operations unless we invest approximately $33 million in development.  We intend to raise the largest portion of the necessary funds by selling equity.  At present we have no commitment from any source for those funds.  We cannot determine, therefore, the terms on which we will be able to raise the necessary funds.  It is possible that we will be required to dilute the value of our current shareholders’ equity in order to obtain the funds.  If, however, we are unable to raise the necessary funds, our growth will be limited, as will our ability to compete effectively.

We are subject to the risk of natural disasters.

We intend to produce the greater portion of our raw materials.  In particular, we intend to produce our own gingko and acer trunkatum bunge.  Gingko and acer trunkatum bunge are very sensitive crops, which can be readily damaged by harsh weather, by disease, and by pests.  If our crops are destroyed by drought, flood, storm, blight, or the other woes of farming, we will not be able to meet the demands of our manufacturing facility, which will then become inefficient and unprofitable.  In addition, if we are unable to produce sufficient products to meet demand, our distribution network is likely to atrophy.  This could have a long-term negative effect on our ability to grow our business, in addition to the near-term loss of income.

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

The market price for our stock may be volatile and the volatility in our common share price may subject us to securities litigation.

The market price for our stock may be volatile and subject to wide fluctuations in response to factors including the following:

•	actual or anticipated fluctuations in our quarterly operating results;
•	changes in financial estimates by securities research analysts;
•	addition or departure of key personnel;
•	fluctuations of exchange rates between RMB and the U.S. dollar; and
•	general economic or political conditions in China.

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

Our common stock was listed for quotation on the OTC Bulletin Board until March 26, 2010.  It is currently listed under the trading symbol “CYIG” on the National Quotation Bureau Pink Sheets.   Set forth below are the high and low bid prices for each of the fiscal quarters since April 1, 2012.  The reported bid quotations reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

Period	High	Low

April 1, 2012 to June 30, 2012	$0.10	$0.10

July 1, 2012 to September 30, 2012	$0.15	$0.01

October 1, 2012 to December 31, 2012	$0.02	$0.00

January 1, 2013 to March 31, 2013	$2.84	$0.30

April 1, 2013 to June 30, 2013	$0.80	$0.15

July 1, 2013 to September 30, 2012	$0.33	$0.10

October 1, 2013 to December 31, 2013	$0.95	$0.19

January 1, 2014 to March 31, 2014	$0.79	$0.39

(b)	Holders. We have 767 registered stockholders of record of our Common Stock, as of March 31, 2014.

(c)	Dividend Policy. We have not declared or paid cash dividends or made distributions in the past, and we do not anticipate that we will pay cash dividends or make distributions in the foreseeable future. We currently intend to retain and reinvest future earnings, if any, to finance our operations.

(d)	Equity Compensation Plan Information.

The information set forth in the table below regarding equity compensation plans (which include individual compensation arrangements) was determined as of March 31, 2014.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	0	0	0
Total	0	0	0

(e)	Recent Sales of Unregistered Securities.

None

(f)	Repurchase of Equity Securities. The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the year ended March 31, 2014.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS.

Results of Operations

The following table sets forth information from our statements of operations for the years ended March 31, 2014 and 2013, in dollars:

	Years Ended
	31-Mar		$	%
	2014	2013	Change	Change
Revenues	34,062,632	33,102,883	959,749	2.9%
Cost of Sales	(16,134,479)	(16,177,786)	43,307	-0.3%
Gross Profit	17,928,153	16,925,097	1,003,056	5.9%
Operating Expenses	(7,209,730)	(7,741,666)	531,936	-6.9%
Operating Income	10,718,423	9,183,431	1,534,992	16.7%
Interest Income, net	79,364	105,722	(26,358)	-24.9%
Unrealized Gain on Derivative	-	8,297,884	(8,297,884)	100.0%
Income Tax Provision	(2,676,813)	(2,326,031)	(350,782)	15.1%
Net Income	8,120,974	15,261,006	(7,140,032)	-46.8%
Comprehensive Income (Loss)	8,962,973	15,714,779	(6,751,806)	-43.0%

Net Sales

During the year ended March 31, 2014, we realized $34,062,632 in revenue, representing an increase of 2.9% or $959,749 as compared to $33,102,883 for the same period in 2013. We increased advertising and promotion of our Huoliyuan capsules since obtaining the certification pursuant to the criteria set forth by the Good Manufacturing Practices (revised 2010) issued by China Food and Drug Administration (hereafter referred to as new GMP) in the third quarter.

Part of our revenues were generated by us as the distributor for the products manufactured by Shandong YCT. We entered into a Purchase & Sale Contract with Shandong YCT on December 26, 2006, which sets forth the wholesale price that we pay to Shandong YCT for each of the products it produces. On February 9, 2010, we renewed the Purchase and Sale Contract with Shandong YCT for a term of five years ending on February 28, 2015. Pursuant to the renewed contract, we can purchase 10 products from Shandong YCT on fixed prices, with the products selected according to their sales volume and profit. During the year ended March 31, 2014, we generated of 32.2% our total revenue as the distributor of Shandong YCT, as compared to 35.0% during the year ended March 31, 2013.

The product of Huoliyuan Capsule accounted for 67.8% of our revenue during the year ended March 31, 2014, compared to 61.6% during the year ended March 31, 2013. Since July 2010, the company changed from being a distributor of Shandong Yong Chun Tang to both a manufacturer and distributor of our own products, Huoliyuan Capsule. Since late 2011, we have made great effort on marketing and developing new customers for our self-produced drug – Huoliyuan Capsule. As a result, we obtained new customers and expanded our sales of Huoliyuann Capsules.

For the year ended March 31, 2013, we contacted with external customers to process and package their semi-finished products, which contributed to 3.4% of our sales. We did not have such contacts for the year ended March 31, 2014.

The following is the sales breakdown by products during the years ended March 31, 2014 and 2013:

	For the years ended March 31,
	2014		2013
Health care supplements	10,984,753	32.2%	11,587,059	35.0%
Drugs (Huoliyuan Capsule)	23,077,879	67.8%	20,379,717	61.6%
Other	-	-	1,136,108	3.4%
Total	34,062,632	100%	33,102,883	100.0%

Cost of Goods Sold and Gross Margin

Our costs of revenue comprised primarily of the cost of finished goods we purchased from Shandong YCT, the raw materials we purchased from third party vendors, and the manufacturing cost of our own patented drug, Huoliyuan Capsule. The cost of manufacturing Huoliyuan Capsule was approximately 67.7% of the total cost of goods sold during the year ended March 31, 2014.

During the year ended March 31, 2014, our cost of goods sold totaled $16,134,479, representing a decrease of $43,307 or 0.3% as compared to $16,177,786 during the year ended March 31, 2013. The percentages of the costs of goods sold to total revenues decreased from 48.9% for fiscal year 2013 to 47.4% for fiscal year 2014 primarily due to slight decreased in material cost for Huoliyuan.

Gross Profit

Gross profit for the year ended March 31, 2014 was $17,928,153, an increase of 5.9% or $1,003,056 as compared to the same period for the prior year. Gross profit as a percentage of net revenues was approximately 52.6% for the year ended March 31, 2014, increased from 51.1% for same period of 2013. We had a higher percentage of sales derived from Huoliyuan for the year ended March 31, 2014, which produced a higher gross margin than the health care supplements.

The comparison of the profits for the years ended March 31, 2014 and 2013 as follows:

	Mar 31, 2014	Mar 31, 2013	Change in $	Variance
Health care supplements	5,779,665	6,190,335	(410,669)	-6.6%
Drugs	12,148,488	9,945,796	2,202,693	22.1%
Others	0	788,966	(788,966)	-100.0%
Total	17,928,153	16,925,097	1,003,056	5.9%

Research and Development Expenses

Our R&D expenses for the year ended March 31, 2014 were $1,234,393 or approximate 3.6% of total corresponding revenue, a decrease of $521,660 or 29.7%, as compared to 1,756,053 or approximately 5.3% of total corresponding revenue for the year ended March 31, 2013. For the year ended March 31, 2013, we increased our efforts related to making investments in research and development of new technologies and products that can be utilized to refine and extract the beneficial components from plants, primarily gingko. This effort was reduced for the year ended March 31, 2014 due to other focus, such as development of our own acer trunkatum bunge planting bases.

Our long-term goal is to utilize advanced biological technology to refine and extract the beneficial compounds in plants that have traditionally been known to have medicinal benefits, primarily gingko. As of March 31, 2014, we have 27 R&D staff. Our R&D staff is currently engaged in research and development of new technologies and resulting products.

Selling, General and Administrative Expenses

Our selling expenses consist primarily of sales commissions, advertising and promotion expenses, freight charges and related compensation. Our selling expenses for year ended March 31, 2014 were $2,898,160 or 8.5% of our total revenue for the period, representing a slight increase of 1.0% as compared with the selling expenses ratio for the year ended March 31, 2013.

Our G&A expenses for the year ended March 31, 2014 decreased slightly by 2.8% or $39,248 as compared to the prior year.

Other Expenses (Income)

During the year ended March 31, 2013, the Company recognized an expense in the amount of $5,531,892 for a derivative liability per the ASC 480-10-25-8. This expense was booked to other liability and disclosed in the note 10 – Other liability to the financial statements. Pursuant to the Termination Agreement, derivative and other liabilities were reversed; with a total other income of $8,297,884 recognized for the year ended March 31, 2013. There was no such other income for the year ended March 31, 2014.

Net Income

As a result of above, during the year ended March 31, 2014, we realized net income of $8,120,974, representing a 46.8% or $7,140,032 decrease, compared to $15,261,006 during the year ended March 31, 2013. The decrease was mainly due to the other income of $8,297,884 related to the Termination Agreement in the fiscal year ended March 31, 2013; there were no such other income for the year ended March 31, 2014.

Comprehensive Income

Our business operates entirely in Chinese RMB, but we report our results in our SEC filings in U.S. Dollars. The conversion of our accounts from RMB to Dollars results in translation adjustments, which are reported as a middle step between net income and comprehensive income. The net income is added to the retained earnings on our balance sheet while the translation adjustment is added to a line item on our balance sheet labeled “other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business. During the year ended March 31, 2014, the effect of converting our financial results to Dollars was to add 841,999 to our other comprehensive income, as compared to $453,773 during the year ended March 31, 2013 as a result of the currency exchange rate fluctuation.

Liquidity and Capital Resources

Our principal sources of liquidity were generated from our operations. As of March 31, 2014, we had $19,773,003 in working capital, a decrease of $10,350,420 or 34% as compared to $30,123,423 in working capital at March 31, 2013. We increased inventory level, invested in property and equipment, and made advance lease payments for developing our own acer truncatum bunge planting bases. The decrease in other payable also contributed to the decrease in working capital.

Based on our current operating plan, we believe that existing cash and cash equivalents balances, and the funds to be generated by operations will be sufficient to meet our working capital and capital requirements for our current operations for at least the next 12 months. Our operations produced positive cash flow of $ 7,935,278 during the year ended March 31, 2014. We had accounts receivable of $42,049 outstanding as of March 31, 2014. We expect our marketing activities to continue to help generate positive cash flow.  The operations of our own manufacturing since fiscal year 2010 and the development of our own acer truncatum bunge planting bases have put some pressure on our cash flow. We may be required to seek additional capital and reduce certain spending as needed on an on-going basis. There can be no assurance that any additional financing will be available on acceptable terms.

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

The following table sets forth a summary of our cash flows for the periods indicated:

	Years ended
	December 31, 2014	December 31, 2013	Change in $	%
Net cash provided by operating activities	$7,935,278	$9,277,721	(1,342,443)	(14.5)%
Net cash provided by(used in) investing activities	$(19,479,285)	$(1,847,422)	(17,631,864)	954.4%
Net cash provided by financing activities	$-	$-	-	0.0%
Effect of exchange rate change on cash and cash equivalents	$244,463	$347,649	(103,186)	(29.7)%
Net increase in cash and cash equivalents	$(11,299,544)	$7,777,948	(19,077,492)	(245.3)%
Cash and cash equivalents, beginning balance	$29,924,188	$22,146,240	7,777,948	35.1%
Cash and cash equivalents, ending balance	$18,624,644	$29,924,188	(11,299,544)	(37.8)%

Operating Activities

Net cash provided by operating activities was $7,935,278 for the year ended March 31, 2014, which was a decrease of 14.5% or $1,342,443 from the $9,277,721 net cash provided by operating activities for the same period one year earlier. The decrease was mainly due to the advanced payments on farmland leases in the amount of $1,557,506.

Investing Activities

During the year ended March 31, 2014, our net cash used by investing activities was $19,479,285, as compared to $1,847,422 of net cash for the year ended March 31, 2013. This change was primarily due to the development cost of acer trunkatum bunge planting. As of March 31, 2014, we have completed planting trees on the 2,200Mu leased farmland; which were in the development state with production expected in 2015.

Financing Activities

No net cash was generated or used by financing activities over the year ended March 31, 2014.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

Critical Accounting Policies and Estimates

We have made no material changes to our critical accounting policies in connection with the preparation of financial statements for fiscal year 2014.

New Accounting Pronouncements

The Company’s management has evaluated all the recently issued accounting pronouncements through the filing date of the consolidated financial statements and does not believe that they will have a material effect of the Company’s consolidated financial position and results of operations.

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

ITEM 8                FINANCIAL STATEMENTS

The full text of our audited consolidated financial statements as of March 31, 2014 and 2013 begins on page F-1 of this Report.

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

Management’s Report on Internal Control over Financial Reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  We have assessed the effectiveness of those internal controls as of March 31, 2014, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework as a basis for our assessment.

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

As an interim solution, the Company engaged two part time consultants who are qualified financial professionals. In addition, we require all of the accounting personnel in the accounting department take a minimum of 24 CPE credits annually with a focus on US GAAP and internal financial reporting standards. Therefore, management believes that we have remediated the weakness and can remove the assessment going forward. Our Chief Executive Officer and Chief Financial Officer concluded that we have remediated the weakness and China YCT International Group’s system of disclosure controls and procedures was effective as of March 31, 2014 for the purposes described in this paragraph.

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

ITEM 9B             OTHER INFORMATION

None.

PART III

ITEM 10.             DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following individuals are the members of our Board of Directors and executive officers as of June 16, 2014.

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

Section 16(a) Beneficial Ownership Reporting Compliance

None of the officers, directors or beneficial owners of more than 10% of the Company’s common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended March 31, 2014.

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

Base Salary

The annual compensation for Yan Tinghe and Li Chuanming for the year ended March 31, 2014 was RMB300,000 (USD48,738) and RMB200,000 (USD32,492) respectively. All such amounts were paid in cash. The base salary reflects each executive’s skill set and the market value of that skill set as determined by our Board of Directors and/or our executive officers. No compensation was paid to the independent directors during the fiscal year ended March 31, 2014.

Bonuses

For the year ended March 31, 2014, Yan Tinghe and Li Chuanming received cash bonus in the amount of RMB 6,000 (USD975), respectively

Equity Awards

There were no stock options acquired by the executive officers during the year ended March 31, 2014.

SUMMARY COMPENSATION TABLE

The following table sets forth all compensation awarded to, earned by, or paid by the Company and its subsidiaries to our Chief Executive Officer and Chief Financial Officer, during the past three fiscal years. There were no executive officers whose total salary and bonus for the fiscal year ended March 31, 2014 exceeded $100,000.

	Fiscal Year	Salary	Bonus	Stock Awards	Option Awards	Other Compensation
Yan Tinghe, CEO	2014	$48,738	975	0	0	0
	2013	$46,924	0	0	0	0
	2012	$46,924	0	0	0	0

Li Chuanming, CFO	2014	$32,492	975	0	0	0
	2013	$31,283	0	0	0	0
	2012	$31,283	0	0	0	0

Remuneration of Directors

The total amount of the compensation in the form of shares of common stock to the independent directors was $0 for the year ended March 31, 2014.

The Board of Directors agreed to issue to Dr. Bai Junying and Zhang Wengao, upon commencement of their service in 2009 and on each anniversary of his commencement date; there were no common shares paid for the year ended March 31, 2014.

The Board of Directors agreed to issue to Mr. Robert J. Fanella, upon commencement of his service in 2009 and on each anniversary of his commencement date, common shares with a market value equal to $15,000 cash plus $40,000 in the form of restricted shares of common stock. Starting from April 8, 2013, the commission structure for Mr. Fanella has been changed to $7,500 cash plus $20,000 in the form of restricted shares of comment stock. There were no restricted shares paid for the year ended March 31, 2014.

ITEM 12.             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information known to us with respect to the beneficial ownership of our 29,679,690 outstanding shares of common stock as of June 16, 2014 regarding the following:

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

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Percentage of Class

Yan Tinghe	9,653,690	32.54%

Zhang Jirui	1,427,783	4.81%

Robert J. Fanella	237,207	0.80%

Dr. Bai Junying	12,500	*

Zhang Wengao	12,500	*

All officers and directors as a group (5 persons)	11,343,680	38.22%

(1)	Except as otherwise noted, each shareholder’s address is c/o Shandong Spring Pharmaceutical Co., Ltd., Economic Development Zone, Gucheng Road, Sishui County, Shandong Province, P.R. China.

(2)	Yaguang Liu is the sole shareholder of L.Y. Holding Limited, the record owner of the shares.

(3)	Except as otherwise noted, all shares are owned of record and beneficially.

* Indicate less than 0.01%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

Audit Fees

GZTY CPA GROUP, LLC billed $89,775 and $85,000 to the Company for professional services rendered for the audit of the financial statements for the fiscal years ending on March 31, 2014 and 2013, respectively

Audit-Related Fees

GZTY CPA GROUP, LLC billed $0 to the Company during fiscal year ending March 31, 2014 and 2013 for assurance and related services that are reasonably related to the performance of the fiscal 2014 and fiscal 2013 audits.

Tax Fees

GZTY CPA GROUP, LLC billed $0 to the Company during fiscal year ending March 31, 2014 and 2013 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

GZTY CPA GROUP, LLC billed $0 to the Company in fiscal year ending March 31, 2014 and 2013 for services not described above.

It is the policy of the Company that all services other than audit, review or attest services must be pre-approved by the Board of Directors.  No such services have been performed by GZTY CPA GROUP, LLC during the fiscal years ending on March 31, 2014 and 2013.

PART IV

ITEM 15.	EXHIBITS

3.1	Certificate of Incorporation - filed as an exhibit to the Company's Registration Statement on Form 8-A (SEC File No.) and incorporated herein by reference.

3.2	Certificate of Amendment to Certificate of Incorporation - filed as an exhibit to the Company's Registration Statement on Form 8-A (SEC File No.) and incorporated herein by reference.

3.3	By-laws– filed as an exhibit to the Company's Registration Statement on Form 8-A (SEC File No. 000-53600) and incorporated herein by reference.

4.1	Purchase Agreement between China YCT and L.Y. Research Corporation, filed as an exhibit to the Company’s Current Report on Form 8-K filed on March 3, 2011

4.2	English Translation of Amendment to Purchase Agreement between China YCT, LY (HK Biotech) Holdings and L.Y.Research Corporation, dated August 15 2011, filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 26, 2011

10.1	English Translation of Patent Transfer Agreement between Shandong Spring and Shandong YCT, filed as an exhibit to the Company’s Annual Report on Form 10-K/A filed on June 8, 2012

10.2	English Translation of Distribution Agreement between China YCT and Shandong YCT, filed as an exhibit to the Company’s Annual Report on Form 10-K/A filed on June 8, 2012

10.3	English Translation of Form of Distribution Agreement between China YCT and Feng Libin, filed as an exhibit to the Company’s Annual Report on Form 10-K/A filed on June 8, 2012

10.4	English Translation of Loan Agreement between China YCT and Shandong YCT, filed as an exhibit to the Company’s Annual Report on Form 10-K/A filed on June 8, 2012

10.5	English Translation of Loan Agreement between China YCT and Changchun Paper, filed as an exhibit to the Company’s Annual Report on Form 10-K/A filed on June 8, 2012

10.6	English Translation of Employment Agreement between Shandong Spring and Hanwei Zhou as General Manager ,filed as an exhibit to the Company’s Annual Report on Form 10-K/A filed on June 8, 2012

10.7	English Translation of Employment Agreement between China YCT and Chuanming Li as CFO, filed as an exhibit to the Company’s Annual Report on Form 10-K/A filed on June 8, 2012

10.8	English Translation of Employment Agreement between China YCT and Dailong Li as CTO, filed as an exhibit to the Company’s Annual Report on Form 10-K/A filed on June 8, 2012

10.9	English Translation of Patent Transfer Agreement dated March 14, 2011 between Shandong Spring and Jining Tianruitong Technology Development Limited Company, filed as an exhibit to the Company’s Annual Report on Form 10-K/A filed on June 8, 2012

10.10	Amendment to Purchase Agreement between China YCT, LY (HK Biotech) Holdings and L.Y.Research Corporation, dated August 15 2011, filed as an exhibit to the Company’s Report on Form 8-K filed on August 26, 2011

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

CHINA YCT INTERNATIONAL GROUP, LTD.

By:

/s/ Yan Tinghe	June 29, 2014
Yan Tinghe Chief Executive Officer

/s/ Li Chuanmin ,	June 29, 2014
Li Chuanmin Chief Financial Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Yan Tinghe	June 29, 2014
Yan Tinghe, Director
Chief Executive Officer

/s/ Li Chuanmin	June 29, 2014
Li Chuanmin,
Chief Financial Officer

/s/ Robert Fanella
Robert J. Fanella	June 29, 2014
Director

/s/ Bai Junying
Dr. Bai Junying	June 29, 2014
Director

/s/ Zhang Wengao
Zhang Wengao	June 29, 2014
Director

/s/ Zhang Jirui
Zhang Jirui	June 29, 2014
Director

CHINA YCT INTERNATIONAL GROUP, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2014 AND 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:

China YCT International Group Inc.

We have audited the consolidated balance sheet of China YCT International Group Inc. (the “Company”) as of March 31, 2014 and 2013, and the related statements of operations, stockholders’ equity and cash flows for the periods then ended. The management of China YCT International Group Inc. is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China YCT International Group Inc. as of March 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ GZTY CPA GROUP, LLC

GZTY CPA GROUP, LLC

May 28, 2014

Metuchen, NJ

CHINA YCT INTERNATIONAL GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

		UNIT: USD$
	March 31, 2014	March 31, 2013

Assets
Current assets:
Cash and cash equivalent	$18,624,644	$29,924,188
Accounts receivable	42,049	135,237
Prepaid lease - short term	359,738	20,972
Inventory	1,592,703	1,296,550
Total current assets	20,619,134	31,376,947
Prepaid lease - long term	1,197,768	-
Development cost of acer truncatum bunge planting	15,333,951	-
Plant, property, and equipment, net	13,384,995	9,409,916
Construction in progress	-	220,874
Intangible assets, net	16,684,032	17,656,561
Total assets	67,219,880	58,664,298

Liabilities and Stockholders’ Equity (Deficit)
Liabilities:
Current liabilities:
Tax payable	816,579	886,706
Other payable	29,552	366,817
Total current liabilities	846,131	1,253,523
Total liabilities	846,131	1,253,523

Stockholders’ Equity
Preferred stock, par value $500.00 per share; 45 shares authorized and issued at March 31, 2014 and 2013, respectively	22,500	22,500
Common stock, par value $0.001 per share; 500,000,000 and 100,000,000 shares authorized, 29,663,023 shares issued and outstanding at March 31, 2014 and 2013, respectively	29,663	29,663
Additional paid-in capital	4,180,095	4,180,095
Statutory reserve	1,828,504	956,633
Retained earnings	55,676,059	48,426,955
Accumulated other comprehensive income	4,636,928	3,794,929
Total stockholders’ equity	66,373,749	57,410,775
Total liabilities and stockholders’ equity	$67,219,880	$58,664,298

The accompanying notes are an integral part of these financial statements.

CHINA YCT INTERNATIONAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

UNIT: USD$
	FOR THE YEARS ENDED
	March 31, 2014	March 31, 2013

Sales Revenue	$34,062,632	$33,102,883
Cost of Goods Sold	16,134,479	16,177,786
Gross Profit	17,928,153	16,925,097
Selling Expenses	2,898,160	2,869,188
G&A Expense	3,077,177	3,116,425
R&D Expenses	1,234,393	1,756,053
Total expense	7,209,730	7,741,666
Income from operation	10,718,423	9,183,431
Interest income (Expense)	79,364	105,722
Unrealized gain on derivative	-	8,297,884
Profit before tax	10,797,787	17,587,037
Income tax	2,676,813	2,326,031
Net income	8,120,974	15,261,006
Other comprehensive income
Foreign currency translation adjustment	841,999	453,773
Comprehensive income	$8,962,973	$15,714,779
Basic and diluted income per common share
Basic and Diluted	0.27	0.28

Weighted average number of common shares outstanding
Basic and Diluted	29,663,023	55,217,197

The accompanying notes are an integral part of these financial statements.

CHINA YCT INTERNATIONAL GROUP, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

Balance - March 31, 2012	45	$22,500	73,868,110	$73,868	$36,879,555	$956,633	3,341,156	$417,285	$41,690,997
Issuance of common shares to independent directors			50,000	50	4,950				5,000
Cancellation of issued stock for return of patent			(44,255,087)	(44,255)	(32,704,410)			32,748,665	-
Net income for the year								15,261,005	15,261,005
Foreign currency translation adjustment							453,772		453,772

Balance - March 31, 2013	45	22,500	29,663,023	29,663	4,180,095	956,633	3,794,929	48,426,955	57,410,775
Issuance of common shares to independent directors									-
Statutory reserve						871,871		(871,871)	-
Net income for the year								8,120,974	8,120,974
Other Comprehensive income, net of tax									-
Foreign currency translation adjustment							841,999		841,999
Balance - March 31, 2014	45	22,500	29,663,023	29,663	4,180,095	1,828,504	4,636,928	55,676,059	66,373,749

The accompanying notes are an integral part of these financial statements.

CHINA YCT INTERNATIONAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

		UNIT: USD$
	YEARS ENDED
	March 31, 2014	March 31, 2013
Cash Flows From Operating Activities:
Net income	$8,120,974	$15,261,006
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	1,966,140	1,658,245
Issue of common shares as compensation	-	5,000
Common stock cancellation pursuant to the Termination Agreement	-	(2,765,993)
Unrealized gain on derivative	-	(5,531,892)
Changes in operating assets and liabilities:
Inventory	(296,153)	681,940
Prepaid land lease	(1,541,479)	-
Accounts receivable	93,189	(19,300)
Accounts payable	-	73,826
Taxes payable	(70,127)	(131,837)
Accrued expenses and other payables	(337,266)	46,726
Net cash provided by (used in) operating activities	7,935,278	9,277,721
Cash flows from investing activities:
Addition to plant and equipment	(4,366,208)	(92,728)
Development cost of acer truncatum bunge planting	(15,333,951)	-
Reduction of construction in progress	220,874	-
Prepayment/(deposit) to Jining Tianruitong for purchase of patents	-	(1,754,694)
Net cash provided by (used in) investing activities	(19,479,285)	(1,847,422)
Effect of exchange rate changes on cash and cash equivalents	244,463	347,649
Net increase (decrease) in cash and cash equivalents	(11,299,544)	7,777,948
Cash and cash equivalents at beginning of period	29,924,188	22,146,240
Cash and cash equivalents at ending of period	18,624,644	$29,924,188
Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$453	$105,722
Income taxes	$2,899,997	$2,457,868
Non-cash financing activities:
Stock issued for services		50,000
Stock cancelled for return of patent		44,255,087

The accompanying notes are an integral part of these financial statements.

NOTE 1 - ORGANIZATION AND PRINCIPAL ACTIVITIES

China YCT International Group, Inc. (“China YCT”) was incorporated in the State of Florida, in the United States of America (the “USA”) in January 1989, and reincorporated in the State of Delaware on April 4, 2007.   China YCT, through its 100% owned subsidiary Landway Nano Bio-Tech, Inc. (“Landway Nano”), incorporated in Delaware, owns 100% of Shandong Spring Pharmaceutical Co., Ltd. (“Shandong Spring”), incorporated in the People’s Republic of China (“PRC”). China YCT International Group, Inc. and its subsidiaries are collectively referred to as the “Company”. Shandong Spring is engaged in the business of developing, manufacturing, and selling its own medicine made primarily from gingko extract, research and development of the new food, healthcare and medicine product based on the acer truncatum bunge, now actively developing the acer truncatum bunge planting bases, and distributing health care supplement products manufactured by another company in the PRC.

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

Accounts receivable

The Company recognizes as accounts receivable any products shipped where payments have not been rendered. As of March 31, 2014 and 2013, the Company considered all its accounts receivable to be collectable and no provision for doubtful accounts had been made in the consolidated financial statements.

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

Property and equipment

Property and equipment are stated at cost. The cost of an asset comprises its purchase price and any directly attributable costs of bringing the asset to its present working condition and locations for its intended use. Leasehold improvements are stated at cost and amortized over the shorter of the useful life of the assets or the length of the lease in accordance to ASC 840-10-35-6. Depreciation and amortization are calculated using the straight-line method over the following useful lives:

Buildings	30-35 years

Machinery, equipment and automobiles	7-15 years

Furniture and fixtures	7-10 years

Leasehold improvements	30 years

Expenditures for maintenance and repairs are charged to expense as incurred. Additions, renewals and betterments are capitalized.

Intangible Assets

(i)	Land Use Rights:

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

Development costs of acer truncatum bunge planting

The Company has started development of the acer truncatum bunge planting bases and completed planting of 2,200Mu (1Mu is equal to approximately 666.67 square meters) as of the year ended March 31, 2014. The agricultural product (e.g., seeds, oil extract, etc.) derived from the planting is intended to be the supply for an integrated usage including edible oil, protein, medicine and health care, tannin extract, industrial chemicals, nectar source, nervonic acid, and specialty lumber, as well as for landscaping and conservation of soil and water.

The Company accounts for the development costs of the planting in accordance to ASC Codification 905. Pursuant to ASC 905-360-25-3, limited-life land development costs and direct and indirect development costs of orchards, groves, vineyards, and intermediate-life plants shall be capitalized during the development period. Pursuant to ASC 905-360-35-7, costs capitalized during the development period under paragraph 905-360-25-3 shall be depreciated over the estimated useful life of the land development or that of the tree, vine, or plant. The planting is currently in the development stage with production expected in 2015; therefore, no depreciation expenses were recognized as of March 31, 2014.

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

Income taxes

The Company accounts for income tax under the asset and liability method as stipulated by ASC 740 formerly Statement of Financial Accounting Standards (”SFAS”) No. 109, “ Accounting for Income Taxes”, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the financial statements or tax returns.  Deferred Income taxes are recognized for all significant temporary differences between tax and financial statements bases of assets and liabilities.  Valuation allowances are established against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company didn’t recognize any deferred tax amount at March 31, 2014 and 2013.

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

The Company recorded net VAT payable in the amount of $205,101 and $349,994 as of March 31, 2014 and 2013, respectively.

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

The research and development expense for the years ended March 31, 2014 and 2013 was $1,234,393 and $1,756,053, respectively.

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

Advertising costs for newspaper and television are expensed as incurred.  The Company incurred advertising costs of $321,669 and $759,866 for the years ended March 31, 2014 and 2013, respectively.

Mailing and handling costs

The Company accounts for mailing and handling fees in accordance with the FASB Accounting Standards Codification (“ASC”) 605-45 (Emerging Issues Task Force (EITF) Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs). The Company includes shipping and handling fees billed to customers in net revenues. Amounts incurred by the Company for freight are included in cost of goods sold. For the years ended March 31, 2014 and 2013, the Company incurred $1,272,887 and $1,125,610 mailing and handling costs, respectively.

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

Net income (loss) per share (“EPS”)

Basic EPS excludes dilution and is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (convertible preferred stock, forward contracts, warrants to purchase common stock, contingently issuable shares, common stock options and warrants and their equivalents using the treasury stock method) were exercised or converted into common stock. There were nil shares common stock equivalents available for dilution purposes as of March 31, 2014 and 2013.

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

As of March 31, 2014, the Company did not identify any financial instruments that are required to be presented on the balance sheet at fair value other than those whose carrying amounts approximate fair value due to their short maturities.

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

Translation adjustments resulting from this process amounted to $841,999 and $453,773 for the years ended March 31, 2014 and 2013, respectively.

The following exchange rates were adopted to translate the amounts from RMB into United States dollars (“USD$”) for the respective periods:

	March 31, 2014	March 31, 2013
Year End RMB Exchange Rate (RMB/USD$)	6.1521	6.2689
Average Period RMB Exchange Rate (RMB/USD$)	6.1551	6.2785

Recent accounting pronouncements

The Company’s management has evaluated all the recently issued accounting pronouncements through the filing date of these consolidated financial statements and does not believe that they will have a material effect on the Company’s consolidated financial position and results of operations.

NOTE 3 – OPERATING LEASES

On October 1, 2011, the Company entered into an agreement with Shandong YCT for the lease of one automobile. The lease term is from October 1, 2011 to September 30, 2021. The total lease payment of RMB131,468 (approximately USD21,370) was paid in full at lease signing and amortized over the life of the lease.

On June 20, 2013, the Company entered into a Farmland Leasing Agreement with Shiqiao Village for the lease of 2,000Mu farmland for the development of the acer truncatum bunge planting bases. The lease term is from July 1, 2013 to June 30, 2043. The lease payment is about RMB1, 000(approximately USD 163) per Mu annually and payable for five years of rents in advance. The first lease payment was for the rents of the first five years in the amount of RMB10,000,000 (approximately USD1,625,461), which were made within 15 working days from the signing of the Lease. (See NOTE 15 - FUTURE MINIMUM LEASE PAYMENTS)

On March 1, 2014, the Company entered into a Farmland Leasing Agreement with Zhongce No.4 Village for the lease of 200Mu farmland to the development of the acer truncatum bunge planting bases. The lease term is from March 1, 2014 to February 28, 2044. The lease payment is RMB1,000,000 (approximately USD 162,541) for each five-year period in advance. The first lease payment was for the rents of the first five years in the amount of RMB1,000,000 (approximately USD162,541), which were made within 10 working days from the signing of the Lease. (See NOTE 14 - FUTURE MINIMUM LEASE PAYMENTS)

The Company accounts for the lease agreement as an operating lease in accordance to ASC 840-10-25-37, which requires, if land is the sole item of property leased and either the transfer-of-ownership criterion in paragraph 840-10-25-1(a) or the bargain-purchase-option criterion in paragraph 840-10-25-1(b) is met, the lessee shall account for the lease as a capital lease. Otherwise, the lessee shall account for the lease as an operating lease. Per ASC 840-2-25-1, rent shall be charged to expense by lessees over the lease term as it becomes payable.

The components of prepaid lease were as follows:

Prepaid leases	As of March 31, 2014
	Short-term	Long-term
Shiqiao Village – 2000Mu	$325,092	$1,056,550
Zhongce No. 4 Village – 200Mu	32,509	127,328
Total prepaid land lease	357,601	1,183,878
Shandong YCT - Automobile	2,137	13,890
Total prepaid lease	$359,738	$1,197,768

The prepaid lease is amortized based on straight-line method. The lease expenses for the years ended March 31, 2014 and 2013 were $253,275 and $0, respectively.

NOTE 4 - INVENTORY

Inventory consists of finished goods, work-in-process, and raw materials. No allowance for inventory was made for the years ended March 31, 2014 and 2013.

The components of inventories were as follows:

	Year Ended
	March 31, 2014	March 31, 2013
Raw materials	$874,455	$864,956
Work-in-progress	370,271	391,711
Finished goods	347,977	39,883
Total Inventories	$1,592,703	$1,296,550

NOTE 5 – PLANT, PROPERTY, AND EQUIPMENT, NET

The components of property and equipment were as follows:

	Year Ended
	March 31, 2014	March 31, 2013
Machinery & Equipment	$1,461,347	$638,221
Furniture & Fixture	192,721	165,203
Building	12,554,094	10,150,522
Leasehold Improvements	1,300,369	-
Subtotal	15,508,531	10,953,946
Less: Accumulated Depreciation & Amortization	(2,123,536)	(1,544,030)
Total plant, property and equipment, net	$13,384,995	$9,409,916

The depreciation and amortization expense for the years ended March 31, 2014 and 2013 was $579,507 and $394,811, respectively.

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

NOTE 7 - MAJOR CUSTOMER AND VENDOR

In the year ended March 31, 2014, the Company mainly sold products to individual retail customers through nine major distributors.

The Company purchases its products from Shandong Yong Chun Tang (“Shandong YCT”) according to the contract signed on December 26, 2006 between the Company and Shandong YCT. On February 19, 2010, the Company renewed the Purchase and Sale Contract with Shandong YCT for a term of five years ending on February 28, 2015. For the year ended March 31, 2014 and 2013, the purchases from the four major vendors, including Shandong YCT, represent 100% of the Company’s annual total purchase, respectively.

NOTE 8 - INTANGIBLE ASSETS, NET

The intangible assets of the Company consist of land use right and purchased patents.

Net land use right and purchased patents were as follows:

	Amortization	As of
	Period	March 31, 2014	March 31, 2013
Land use right	50 years	1,649,517	$1,618,785
Less: Accumulated amortization		(248,148)	(211,149)
Land use right, net		1,401,369	1,407,636
Patent 1	16.5 years	7,477,122	7,337,810
Patent (non-US No. ZL200510045001.9)	13.75 years	10,077,860	9,890,092
Patent (non-US No. ZL200710013301.8)	14.95 years	1,625,461	1,569,168
Less: Accumulated amortization		(3,897,780)	(2,548,146)
Patents, net		$15,282,662	$16,248,925

The amortization expense of land use right for the years ended March 31, 2014 and 2013 was $36,999 and $33,097, respectively.

The amortization expense of patent for the years ended March 31, 2014 and 2013 was $1,349,634 and $1,230,336, respectively.

NOTE 9 - TAX PAYABLE

Tax payable at March 31, 2014 and 2013 were as follows:

	As of
	March 31, 2014	March 31, 2013

Corporate Income Tax	$567,227	$508,024
Value-Added Tax	205,101	349,994
Other Tax & Fees	44,251	28,688

Total Tax Payable	$816,579	$886,706

NOTE 10 - INCOME TAXES

Shandong Spring Pharmaceutical Co., Ltd is subject to the Enterprise income tax (“EIT”) at a statutory rate of 25%.

For the years ended March 31, 2014 and 2013, Shandong Spring Pharmaceutical Co., Ltd. recorded income tax provisions of $2,676,813 and $2,326,031, respectively.

NOTE 11 – UNREALIZED GAIN ON FAIR VALUE OF DERIVATIVE

Unrealized gain on derivatives reflects a non-cash adjustment for changes in fair value of the Company’s derivative liability associated with a Purchase Agreement, as amended, of an U.S. patent, No. 6,475,531 B1 titled “Safe Botanical Drug for Treatment and Prevention of Influenza and Increasing Immune Function”, between the Company and L.Y. Research Corp., a New Jersey corporation, on February 28, 2011. On October 29, 2012, because the conditions set forth in the Purchase Agreement were not fulfilled, the Company and L.Y. Research Corp. entered into a Termination Agreement to formally terminate the Purchase Agreement, and the Patent was returned to L.Y. Research Corp. and the purchase payment, including the Company’s shares, was returned to the Company. As a result, the derivative obligation and the unrealized gain of $8,297,884 were reversed as of March 31, 2013. There were no unrealized gain on fair value of derivative as of March 31, 2014.

NOTE 12 - STOCKHOLDERS’ EQUITY

Stock Issued to Independent Directors

The total amount of the compensation in the form of issuing shares of common stocks to the independent directors was $0 and $5,000 for the years ended March 31, 2014 and 2013, respectively.

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

The Company appropriated $871,871 to the statutory reserve based on its net income in 2013. As of March 31, 2014 and 2013, the Company appropriated $1,828,504 and $956,633 to the statutory reserve, respectively.

NOTE 13 – FUTURE MINIMUM LEASE PAYMENTS

As of March 31, 2014, future minimum lease payments under the operating lease pursuant to the two Farmland Leasing Agreements were as follows:

Fiscal year ended March 31,	Shiqiao Village	Zhongce No.4 Village	Total Operating Leases

2015	$325,092	$32,509	$357,601
2016	325,092	32,509	357,601
2017	325,092	32,509	357,601
2018	325,092	32,509	357,601
2019	325,092	32,509	357,601
2020 and thereafter	7,883,488	810,022	8,693,511
Total minimum lease payments	$9,508,948	$972,568	$10,481,516

Less: prepaid lease	(1,381,642)	(159,837)	(1,541,479)
Actual future minimum lease payments	8,127,306	812,731	8,940,037

The farmland lease payments for the first five years have been made in advance; and therefore, resulted in prepaid lease payments as of March 31, 2014 (refer to Note 3). The actual future minimum lease payments are $8,940,037, after reduction of the prepaid amounts of $1,541,479.

NOTE 14 – SUBSEQUENT EVENTS

There have been no subsequent events as of May 28, 2014.

