Form 10-Q
period 2014-06-30
China YCT International Group, Inc.
filed 2014-08-14
CIK 847464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of shares outstanding of the issuer’s common stock on August 7, 2014 was 29,700,690.

CHINA YCT INTERNATIONAL GROUP, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED June 30, 2014

INDEX

CHINA YCT INTERNATIONAL GROUP, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2014 AND 2013

1

CHINA YCT INTERNATIONAL GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

		UNIT: USD$
	June 30, 2014	March 31, 2014

Assets
Current assets:
Cash and cash equivalent	$20,484,189	$18,624,644
Accounts receivable	-	42,049
Prepaid lease - short term	359,698	359,738
Inventory	1,457,100	1,592,703
Total current assets	22,300,987	20,619,134
Prepaid lease - long term	1,107,707	1,197,768
Development cost of acer truncatum bunge planting	15,931,478	15,333,951
Plant, property, equipment, and leasehold improvement, net	13,238,296	13,384,995
Construction in progress	-	-
Intangible assets, net	16,355,234	16,684,032
Total assets	68,933,702	67,219,880

Liabilities and Stockholders’ Equity (Deficit)
Liabilities:
Current liabilities:
Tax payable	617,784	816,579
Other payable	8,325	29,552
Total current liabilities	626,109	846,131
Total liabilities	626,109	846,131

Stockholders’ Equity
Preferred stock, par value $500.00 per share; 45 shares authorized and issued at September 30, 2013 and March 31, 2012	22,500	22,500
Common stock, par value $0.001 per share; 500,000,000 and 100,000,000 shares authorized, 29,700,690 and 29,663,023 shares issued and outstanding at June 30, 2014 and March 31, 2014, respectively	29,701	29,663
Additional paid-in capital	4,210,407	4,180,095
Statutory reserve	1,828,504	1,828,504
Retained earnings	57,585,308	55,676,059
Accumulated other comprehensive income	4,631,173	4,636,928
Total stockholders’ equity	68,307,593	66,373,749
Total liabilities and stockholders’ equity	$68,933,702	$67,219,880

The accompanying notes are an integral part of these financial statements.

CHINA YCT INTERNATIONAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

UNIT: USD$

	FOR THE THREE MONTHS ENDED
	June 30, 2014	June 30, 2013

Sales Revenue	$8,179,972	$8,220,587
Cost of Goods Sold	4,238,770	3,976,310
Gross Profit	3,941,202	4,244,277
Selling Expenses	566,878	543,686
G&A Expense	701,580	579,908
R&D Expenses	251,265	587,259
Total expense	1,519,723	1,710,853
Income from operation	2,421,479	2,533,424
Interest income (Expense)	32,026	28,732
Profit before tax	2,453,505	2,562,156
Income tax	544,256	640,539
Net income	1,909,249	1,921,617
Foreign currency translation adjustment	(5,755)	609,083
Comprehensive income	$1,903,494	$2,530,700
Basic and diluted income per common share
Basic and Diluted	0.06	0.06
Weighted average number of common shares outstanding
Basic and Diluted	29,671,265	29,663,023

The accompanying notes are an integral part of these financial statements.

CHINA YCT INTERNATIONAL GROUP, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

 UNIT: USD$

	Preferred Stock Series A		Common shares		Additional	Statutory	Accumulated	Retained
	Shares	Amount	Shares	Amount	paid-in capital	Reserve	OCI	Earnings	Total
Balance - March 31, 2013	45	$22,500	29,663,023	$29,663	$4,180,095	$956,633	$3,794,929	$48,426,955	$57,410,775
Net income for the year								1,921,617	1,921,617
Foreign currency translation adjustment							609,083		609,083
Balance - June 30, 2013	45	$22,500	29,663,023	$29,663	$4,180,095	$956,633	$4,404,012	$50,348,572	$59,941,475

Balance - March 31, 2014	45	$22,500	29,663,023	$29,663	$4,180,095	$1,828,504	$4,636,928	$55,676,059	$66,373,749
Net income for the year								1,909,249	1,939,599
Common stock issued for services rendered			37,666	$38	$30,312				30,350
Foreign currency translation adjustment							(5,755)		(5,755)
Balance - June 30, 2014	45	$22,500	29,700,690	$29,701	$4,210,407	$1,828,504	$4,631,173	$57,585,308	$68,307,593

The accompanying notes are an integral part of these financial statements.

CHINA YCT INTERNATIONAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW

UNIT: USD$

	THREE MONTHS ENDED
	June 30, 2014	June 30, 2013
Cash Flows From Operating Activities:
Net income	$1,909,249	$1,921,617
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	471,363	335,123
Common stock issued for services rendered	30,350	-
Changes in operating assets and liabilities:
Inventory	135,603	(1,842,166)
Prepaid land lease	90,061	-
Accounts receivable	42,049	135,238
Taxes payable	(198,795)	(462,146)
Accrued expenses and other payables	(21,228)	(358,530)
Net cash provided by (used in) operating activities	2,458,652	(270,864)
Cash flows from investing activities:
Addition to plant and equipment	-	(3,029,360)
Development cost of acer truncatum bunge planting	(597,527)	-
Reduction of construction in progress	-	220,874
Prepayment/(deposit) to Jining Tianruitong for purchase of patents	-	-
Net cash provided by (used in) investing activities	(597,527)	(2,808,486)
Effect of exchange rate changes on cash and cash equivalents	(1,580)	325,678
Net increase (decrease) in cash and cash equivalents	1,859,545	(2,753,671)
Cash and cash equivalents at beginning of period	18,624,644	29,924,188
Cash and cash equivalents at ending of period	20,484,189	$27,170,517
Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$88	$128
Income taxes	$185,713	$1,651,089
Non-cash financing activities:
Stock issued for services	$30,350	-

The accompanying notes are an integral part of these financial statements.

NOTE 1 - ORGANIZATION AND PRINCIPAL ACTIVITIES

China YCT International Group, Inc. (“China YCT”) was incorporated in the State of Florida, in the United States of America (the “USA”) in January 1989, and reincorporated in the State of Delaware on April 4, 2007.   China YCT, through its 100% owned subsidiary Landway Nano Bio-Tech, Inc. (“Landway Nano”), incorporated in Delaware, owns 100% of Shandong Spring Pharmaceutical Co., Ltd. (“Shandong Spring”), incorporated in the People’s Republic of China (“PRC”). China YCT International Group, Inc. and its subsidiaries are collectively referred to as the “Company”. Shandong Spring is engaged in the business of developing, manufacturing, and selling its own medicine made primarily from gingko extract, research and development of new food, healthcare and medicine product based on the acer truncatum bunge, now actively developing the acer truncatum bunge planting bases, and distributing health care supplement products manufactured by another company in the PRC.

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

Accounts receivable

The Company recognizes as accounts receivable any products shipped where payments have not been rendered. As of March 31, 2014, the Company considered all its accounts receivable to be collectable and no provision for doubtful accounts had been made in the consolidated financial statements. There were no accounts receivable as of June 30, 2014.

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

Development costs of acer truncatum bunge planting

The Company has started development of the acer truncatum bunge planting bases and completed planting of 2,200Mu (1Mu is equal to approximately 666.67 square meters) as of the three months ended June 30, 2014. The agricultural product (e.g., seeds, oil extract, etc.) derived from the planting is intended to be the supply for an integrated usage including edible oil, protein, medicine and health care, tannin extract, industrial chemicals, nectar source, nervonic acid, and specialty lumber, as well as for landscaping and conservation of soil and water.

The Company accounts for the development costs of the planting in accordance to ASC Codification 905. Pursuant to ASC 905-360-25-3, limited-life land development costs and direct and indirect development costs of orchards, groves, vineyards, and intermediate-life plants shall be capitalized during the development period. Pursuant to ASC 905-360-35-7, costs capitalized during the development period under paragraph 905-360-25-3 shall be depreciated over the estimated useful life of the land development or that of the tree, vine, or plant. The planting is currently in the development stage with production expected in 2015; therefore, no depreciation expenses were recognized as of June 30, 2014.

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

Income taxes

The Company accounts for income tax under the asset and liability method as stipulated by ASC 740 formerly Statement of Financial Accounting Standards (”SFAS”) No. 109, “ Accounting for Income Taxes”, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the financial statements or tax returns.  Deferred Income taxes are recognized for all significant temporary differences between tax and financial statements bases of assets and liabilities.  Valuation allowances are established against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company didn’t recognize any deferred tax amount at June 30, 2014 and March 31, 2014.

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

The Company recorded net VAT payable in the amount of $134,305 and $205,101 as of June 30, 2014 and March 31, 2014, respectively.

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

The research and development expense for the three months ended June 30, 2014 and 2013 was $251,265 and $587,259, respectively.

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

Advertising costs for newspaper and television are expensed as incurred.  The Company incurred advertising costs of nil for the three months ended June 30, 2014 and 2013, respectively.

Mailing and handling costs

The Company accounts for mailing and handling fees in accordance with the FASB Accounting Standards Codification (“ASC”) 605-45 (Emerging Issues Task Force (EITF) Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs). The Company includes shipping and handling fees billed to customers in net revenues. Amounts incurred by the Company for freight are included in cost of goods sold. For the three months ended June 30, 2014 and 2013, the Company incurred $316,017 and $305,619 mailing and handling costs, respectively.

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

Net income (loss) per share (“EPS”)

Basic EPS excludes dilution and is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (convertible preferred stock, forward contracts, warrants to purchase common stock, contingently issuable shares, common stock options and warrants and their equivalents using the treasury stock method) were exercised or converted into common stock. There were nil shares common stock equivalents available for dilution purposes as of June 30, 2014 and March 31, 2014.

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

As of June 30, 2014, the Company did not identify any financial instruments that are required to be presented on the balance sheet at fair value other than those whose carrying amounts approximate fair value due to their short maturities.

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

Translation adjustments resulting from this process amounted to $(5,755) and $609,083 for the three months ended June 30, 2014 and 2013, respectively.

The following exchange rates were adopted to translate the amounts from RMB into United States dollars (“USD$”) for the respective periods:

	June 30, 2014	June 30, 2013
Year End RMB Exchange Rate (RMB/USD$)	6.1528	6.1787
Average Period RMB Exchange Rate (RMB/USD$)	6.1581	6.2053

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

On June 20, 2013, the Company entered into a Farmland Leasing Agreement with Shiqiao Village for the lease of 2,000Mu farmland for the development of the acer truncatum bunge planting bases. The lease term is from July 1, 2013 to June 30, 2043. The lease payment is about RMB1, 000(approximately USD 163) per Mu annually and payable for five years of rents in advance. The first lease payment was for the rents of the first five years in the amount of RMB10,000,000 (approximately USD1,625,461), which were made within 15 working days from the signing of the Lease. (See NOTE 12 - FUTURE MINIMUM LEASE PAYMENTS)

On March 1, 2014, the Company entered into a Farmland Leasing Agreement with Zhongce No.4 Village for the lease of 200Mu farmland to the development of the acer truncatum bunge planting bases. The lease term is from March 1, 2014 to February 28, 2044. The lease payment is RMB1,000,000 (approximately USD 162,546) for each five-year period in advance. The first lease payment was for the rents of the first five years in the amount of RMB1,000,000 (approximately USD162,546), which were made within 10 working days from the signing of the Lease. (See NOTE 12 - FUTURE MINIMUM LEASE PAYMENTS)

The Company accounts for the lease agreement as an operating lease in accordance to ASC 840-10-25-37, which requires, if land is the sole item of property leased and either the transfer-of-ownership criterion in paragraph 840-10-25-1(a) or the bargain-purchase-option criterion in paragraph 840-10-25-1(b) is met, the lessee shall account for the lease as a capital lease. Otherwise, the lessee shall account for the lease as an operating lease. Per ASC 840-2-25-1, rent shall be charged to expense by lessees over the lease term as it becomes payable.

The components of prepaid lease were as follows:

Prepaid leases	As of June 30, 2014
	Short-term	Long-term
Shiqiao Village – 2000Mu	$325,055	$975,166
Zhongce No. 4 Village – 200Mu	32,506	119,187
Total prepaid land lease	357,561	1,094,353
Shandong YCT - Automobile	2,137	13,355
Total prepaid lease	$359,698	$1,107,707

The prepaid lease is amortized based on straight-line method. The lease expenses for the three months ended June 30, 2014 and 2013 were $89,841 and $0, respectively.

NOTE 4 - INVENTORY

Inventory consists of finished goods, work-in-process, and raw materials. No allowance for inventory was made for the three months ended June 30, 2014 and 2013.

The components of inventories were as follows:

	As of
	June 30, 2014	March 31, 2014
Raw materials	$931,215	$874,455
Work-in-progress	474,651	370,271
Finished goods	51,234	347,977
Total Inventories	$1,457,100	$1,592,703

NOTE 5 – PLANT, PROPERTY, AND EQUIPMENT, NET

The components of property and equipment were as follows:

	As of
	June 30, 2014	March 31, 2014
Machinery & Equipment	$1,461,181	$1,461,346
Furniture & Fixture	192,699	192,721
Building	1,300,221	12,554,094
Leasehold Improvements	12,552,666	1,300,369
Subtotal	15,506,767	15,508,530
Less: Accumulated Depreciation & Amortization	(2,268,470)	(2,123,536)
Total plant, property and equipment, net	$13,238,296	$13,384,995

The depreciation expense for the three months ended June 30, 2014 and 2013 was $144,935 and $118,240, respectively.

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

NOTE 7 - MAJOR CUSTOMER AND VENDOR

In the three months ended June 30, 2014, the Company mainly sold products to individual retail customers through nine major distributors.

The Company purchases its products from Shandong Yong Chun Tang (“Shandong YCT”) according to the contract signed on December 26, 2006 between the Company and Shandong YCT. On February 19, 2010, the Company renewed the Purchase and Sale Contract with Shandong YCT for a term of five years ending on February 28, 2015. For the three months ended June 30, 2014 and 2013, the purchases from the four major vendors, including Shandong YCT, represented 90% and 93% of the Company’s annual total purchase, respectively.

NOTE 8 - INTANGIBLE ASSETS, NET

The intangible assets of the Company consist of land use right and purchased patents.

Net land use right and purchased patents were as follows:

	Amortization	As of
	Period	June 30, 2014	March 31, 2014
Land use right	50 years	1,649,329	$1,649,517
Less: Accumulated amortization		(256,367)	(248,148)
Land use right, net		1,392,963	1,401,369
Patent 1	16.5 years	7,476,271	7,477,122
Patent (non-US No. ZL200510045001.9)	13.75 years	10,076,713	10,077,860
Patent (non-US No. ZL200710013301.8)	14.95 years	1,625,276	1,625,461
Less: Accumulated amortization		(4,215,989)	(3,897,780)
Patents, net		$14,962,271	$15,282,662

The amortization expense of land use right for the three months ended June 30, 2014 and 2013 was $8,219 and $13,191, respectively.

The amortization expense of patent for the three months ended June 30, 2014 and 2013 was $318,209 and $734,169, respectively.

NOTE 9 - TAX PAYABLE

Tax payable at June 30, 2014 and March 31, 2014 were as follows:

	As of
	June 30, 2014	March 31, 2014

Corporate Income Tax	$467,981	$567,227
Value-Added Tax	134,305	205,101
Other Tax & Fees	15,498	44,251

Total Tax Payable	$617,784	$816,579

NOTE 10 - INCOME TAXES

Shandong Spring Pharmaceutical Co., Ltd is subject to the Enterprise income tax (“EIT”) at a statutory rate of 25%.

For the three months ended June 30, 2014 and 2013, Shandong Spring Pharmaceutical Co., Ltd. recorded income tax provisions of $544,256 and $640,539, respectively.

NOTE 11 - STOCKHOLDERS’ EQUITY

Stock Issued for Services

The total amount of the compensation in the form of issuing shares of common stock for services rendered was $30,350 and nil for the three months ended June 30, 2014 and 2013, respectively.

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

As of June 30, 2014 and March 31, 2014, the Company appropriated $1,828,504 to the statutory reserve, respectively.

NOTE 12 – FUTURE MINIMUM LEASE PAYMENTS

As of June 30, 2014, future minimum lease payments under the operating lease pursuant to the two Farmland Leasing Agreements were as follows:

Fiscal year ended March 31,	Shiqiao Village	Zhongce No.4 Village	Total Operating Leases

2015	$243,791	$24,379	$268,171
2016	325,055	32,506	357,561
2017	325,055	32,506	357,561
2018	325,055	32,506	357,561
2019	325,055	32,506	357,561
2020 and thereafter	7,882,590	809,929	8,692,519
Total minimum lease payments	$9,426,603	$964,331	$10,390,934

Less: prepaid lease	1,300,221	151,692	1,451,914
Actual future minimum lease payments	8,126,381	812,638	8,939,020

The farmland lease payments for the first five years have been made in advance; and therefore, resulted in prepaid lease payments as of June 30, 2014 (refer to Note 3). The actual future minimum lease payments are $8,939,020, after reduction of the prepaid amounts of $1,451,914.

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

Overview

China YCT International Group, Inc. (“China YCT”) was incorporated in the State of Florida in January 1989, and reincorporated in the State of Delaware on April 4, 2007. China YCT principally operates through two of its wholly-owned subsidiaries: Landway Nano Bio-Tech, Inc. ("Landway Nano”), incorporated in Delaware, and Shandong Spring Pharmaceutical Co., Ltd. (“Shandong Spring”), incorporated in the People’s Republic of China (the “PRC”). China YCT International Group, Inc. and its subsidiaries are collectively referred to as the “Company”. China YCT, through its wholly-owned subsidiary, Shandong Spring, is engaged in the business of (i) developing, manufacturing, and selling its own medicine made primarily from gingko extract, (ii) researching and developing new food, healthcare and medicine products based on the acer truncatum bunge, and (iii) actively developing the acer truncatum bunge planting bases and distributing health care supplement products manufactured by another company in the PRC.

Results of Operations – Three Months ended June 30, 2014and June 30, 2013

The following table sets forth information from our statements of operations for the three months ended June 30, 2014 and 2013, in dollars:

	Three Months Ended
	June 30		$	%
	2014	2013	Change	Change
Revenues	8,179,972	8,220,587	(40,616)	-0.5%
Cost of Sales	(4,238,770)	(3,976,310)	(262,460)	6.6%
Gross Profit	3,941,202	4,244,277	(303,075)	-7.1%
Operating Expenses	(1,519,723)	(1,710,853)	191,130	-11.2%
Operating Income	2,421,479	2,533,424	(111,945)	-4.4%
Interest Income, net	32,026	28,732	3,294	11.5%
Income Tax Provision	(544,256)	(640,539)	96,283	-15.0%
Net Income	1,909,249	1,921,617	(12,368)	-0.6%
Comprehensive Income (Loss)	1,903,494	2,530,700	(627,206)	-24.8%

Net Sales

During the three months ended June 30, 2014, we realized $8,179,972 of sales revenue, a slight decrease of 0.5% or $40,616 as compared to $8,220,587 for the same period in 2013.

We entered into a Purchase & Sale Contract with Shandong Yong Chun Tang (“Shandong YCT”) on December 26, 2006, which sets forth the wholesale price that we pay to Shandong YCT for distributing their products. On February 9, 2010, we renewed the Purchase and Sale Contract with Shandong YCT for a term of five years ending on February 28, 2015. Pursuant to the renewed contract, we can purchase 10 products from Shandong YCT on a fixed price, which were selected according to the sales volume and profit margin. For the three months ended June 30, 2014, 32.3% of our revenues were from the sale of the ten types of health care supplement products, compared to 33.6% in the three months ended June 30, 2013.

2

Since September 2009, we started to engage in the production and distribution of our own patented drug, Huoliyuan Capsule, and developed distribution channels for the drug. Our sales have increased since September 2009 as a result of the establishment of our manufacturing and distribution of Huoliyuan Capsule. Starting from July 2010, the Company changed from being a distributor of Shandong YCT to both a manufacturer and distributor of our own products, the Huoliyuan Capsules. As a result, we obtained new customers and expanded our sales of Huoliyuan Capsules. The Huoliyuan Capsule product accounted for 67.7% of our revenue for the three months ended June 30, 2014, compared to 66.4% for the three months ended June 30, 2013.

The following table sets forth a sales breakdown comparison by product for the periods under review:

	Three months ended
Sales from:	June 30, 2014	June 30, 2013	Change in $	Variance
Health care supplements	2,639,717	2,766,193	(126,476)	-4.6%
Drugs	5,540,255	5,454,394	85,860	1.6%
Total	8,179,972	8,220,587	(40,616)	-0.5%

Cost of Goods Sold

Our costs of revenue were comprised primarily of the cost of finished goods we purchased from Shandong YCT, the manufacturing cost of Huoliyuan Capsules, and the raw materials we purchased from third party vendors. During the three months ended June 30, 2014, our cost of goods sold totaled $4,238,770, representing a decrease of $262,460 or 6.6% as compared to $3,976,310 during the same period of 2013. The percentages of the costs of goods sold to total revenues increased to 51.8% from 48.4%, as compared to the same quarter of the previous year due to increased raw material price.

Gross Profit

As a result of decreased sales revenue and cost of goods sold, gross profit during the three months ended June 30, 2014 was $3,941,202, a decrease of 7.1% or $303,075 as compared to the same period in the previous year.

The following table sets forth a breakdown of our gross profits of different products during the three months ended June 30, 2014 and 2013:

	Three months ended
Gross Profit:	June 30, 2014	June 30, 2013	Change in $	Variance
Health care supplements	1,373,560	1,466,372	(92,811)	-6.3%
Drugs	2,567,641	2,777,906	(210,264)	-7.6%
Total	3,941,202	4,244,277	(303,075)	-7.1%

Research and Development Expenses

Our R&D expenses during the three months ended June 30, 2014 and 2013 were $251,265 and $587,259, respectively. Our long-term goal is to utilize advanced biological technology to refine and extract the beneficial compounds in plants that have traditionally been known to have medicinal benefits, primarily gingko. As of June 30, 2014, we have 27 employees working on R&D. In addition we maintain close ties to the research staffs at Tsinghua University, China Agriculture University, Shandong Herbal Medicine University, and Shandong Herbal Medicine Research Institute.

Selling Expenses

Our selling expenses increased slightly by $23,191 or 4.3% to $566,878 for the three months ended June 30, 2014, from $543,686 for the same period of 2013. As a percentage of sales, selling expenses also increased slightly to 6.9% for the three months ended June 30, 2014 from 6.6% for the same period in 2013.

General and Administrative Expenses

Our general and administrative expenses were $701,580 during the three months ended June 30, 2014, compared with $579,908 during the three months ended June 30, 2013, an increase of $121,672 or approximately 21.0%. The increase was due to increased professional fees and other taxes.

Net Income

During the three months ended June 30, 2014, we realized net income of $1,909,249, representing a 0.6% or $12,368 increase as compared to $1,921,617 during the three months ended June 30, 2013.

Liquidity and Capital Resources

Our principal sources of liquidity were primarily generated from our operations. As of June 30, 2014, Shandong Spring Pharmaceutical had $21,674,878 in working capital, an increase of $1,901,875 or 10% as compared to $19,773,003 in working capital as of March 31, 2014. The increase was mainly due to an increase in cash and cash equivalent.

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

3

The following table sets forth a summary of our cash flows for the periods as indicated:

	Three months ended
	June 30, 2014	June 30, 2013
Net cash provided by operating activities	$2,458,652	$(270,864)
Net cash provided by(used in) investing activities	$(597,527)	$(2,808,486)
Net cash provided by financing activities	$-	$-
Effect of exchange rate change on cash and cash equivalents	$(1,580)	$325,678
Net increase in cash and cash equivalents	$1,859,545	$(2,753,671)
Cash and cash equivalents, beginning balance	$18,624,644	$29,924,188
Cash and cash equivalents, ending balance	$20,484,189	$27,170,517

Operating Activities

Net cash provided by operating activities was $2,458,652 for the three month period ended June 30, 2014, an increase of 1,007.7% or $2,729,516 from the $270,864 net cash used for the three month period ended June 30, 2013. The increase was mainly attributable to the difference in inventory fluctuation.

Investing Activities

During the three months ended June 30, 2014, our net cash used by investing activities was $597,527, as compared to $2,808,486 during the same period ended June 30, 2013. The change was primarily due to the addition of plant and equipment for 2013.

Financing Activities

No net cash was provided or used by financing activities over the three months ended June 30, 2014 and 2013.

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

4

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

5

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA YCT INTERNATIONAL GROUP, LTD.

Date: August 14, 2014

/s/ Yan Tinghe
Yan Tinghe Chief Executive Officer
(Principal Executive Officer)

/s/ Li Chuanmin
Li Chuanmin Chief Financial Officer
(Principal Financial Officer)

6