Form 10-Q
period 2014-09-30
China YCT International Group, Inc.
filed 2014-11-14
CIK 847464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of shares outstanding of the issuer’s common stock on November 7, 2014 was 29,700,689.

1

CHINA YCT INTERNATIONAL GROUP, INC.

FORM 10-Q

SEPTEMBER 30, 2014

2

CHINA YCT INTERNATIONAL GROUP, INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

Table of Contents

CHINA YCT INTERNATIONAL GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

		UNIT: USD$
	September 30, 2014	March 31, 2014

Assets
Current assets:
Cash and cash equivalent	$22,471,361	$18,624,644
Accounts receivable	-	42,049
Prepaid lease - short term	359,715	359,738
Inventory	2,066,475	1,592,703
Total current assets	24,897,551	20,619,134
Prepaid lease - long term	1,017,832	1,197,768
Development cost of acer truncatumbunge planting	16,354,306	15,333,951
Plant, property, equipment, and leasehold improvement, net	13,111,770	13,384,995
Construction in progress	-	-
Intangible assets, net	16,029,117	16,684,032
Total assets	71,410,576	67,219,880

Liabilities and Stockholders’ Equity (Deficit)
Liabilities:
Current liabilities:
Tax payable	949,831	816,579
Other payable	8,325	29,552
Total current liabilities	958,156	846,131
Total liabilities	958,156	846,131

Stockholders’ Equity
Preferred stock, par value $500.00 per share; 45 shares authorized and issued at September 30, 2014 and March 31, 2013	22,500	22,500
Common stock, par value $0.001 per share; 500,000,000 and 500,000,000 shares authorized, 29,700,689 and 29,663,023 shares issued and outstanding at September 30, 2014 and March 31, 2014, respectively	29,701	29,663
Additional paid-in capital	4,210,407	4,180,095
Statutory reserve	1,828,504	1,828,504
Retained earnings	59,802,028	55,676,059
Accumulated other comprehensive income	4,559,280	4,636,928
Total stockholders’ equity	70,452,420	66,373,749
Total liabilities and stockholders’ equity	$71,410,576	$67,219,880

The accompanying notes are an integral part of these financial statements.

CHINA YCT INTERNATIONAL GROUP, INC.

 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

				UNIT: USD$
	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Sales Revenue	$8,674,157	$8,136,960	$16,854,129	$16,357,547
Cost of Goods Sold	4,331,805	3,698,551	8,570,575	7,674,862
Gross Profit	4,342,353	4,438,409	8,283,554	8,682,685
Selling Expenses	619,764	546,441	1,186,642	1,090,128
G&A Expense	560,589	551,480	1,262,168	1,131,388
R&D Expenses	226,836	60,265	478,101	647,524
Total expense	1,407,189	1,158,186	2,926,911	2,869,040
Income from operation	2,935,163	3,280,222	5,356,643	5,813,645
Interest income (Expense)	20,463	-	52,489	28,732
Profit before tax	2,955,626	3,280,222	5,409,132	5,842,377
Income tax	738,907	840,322	1,283,163	1,480,861
Net income	2,216,719	2,439,900	4,125,969	4,361,516
Other comprehensive income
Foreign currency translation adjustment	(71,893)	307,174	(77,648)	916,257
Comprehensive income	$2,144,826	$2,747,074	$4,048,321	$5,277,773
Basic and diluted income per common share
Basic and Diluted	0.07	0.08	0.14	0.15

Weighted average number of common shares outstanding
Basic and Diluted	29,663,023	29,663,023	29,663,023	29,663,023

The accompanying notes are an integral part of these financial statements.

CHINA YCT INTERNATIONAL GROUP, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

UNIT: USD$

	Preferred Stock Series A		Common shares		Additional paid-in capital	Statutory Reserve	Accumulated OCI	Retained Earnings	Total
	Shares	Amount	Shares	Amount

Balance - March 31, 2014	45	$22,500	29,663,023	$29,663	$4,180,095	$1,828,504	$4,636,928	$55,676,059	$66,373,749
Net income for the year								1,909,249	1,909,249
Issuance of common shares for services rendered			37,666	38	30,312				30,350
Foreign currency translation adjustment							(5,755)		(5,755)

Balance - June 30, 2014	45	$22,500	29,700,689	$29,701	$4,210,407	$1,828,504	$4,631,173	$57,585,308	$68,307,593
Net income for the year								2,216,720	2,216,720
Foreign currency translation adjustment							(71,893)		(71,893)

Balance - September 30, 2014	45	$22,500	29,700,689	$29,701	$4,210,407	$1,828,504	$4,559,280	$59,802,027	$70,452,419

The accompanying notes are an integral part of these financial statements.

CHINA YCT INTERNATIONAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW

		UNIT: USD$
	SIX MONTHS ENDED
	September 30, 2014	September 30, 2013
Cash Flows From Operating Activities:
Net income	$4,125,969	$4,361,516
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	944,765	761,063
Issue of common shares as compensation	30,350	-
Changes in operating assets and liabilities:
Inventory	(473,772)	190,010
Prepaid land lease	179,936	(1,545,218)
Accounts receivable	42,049	135,238
Taxes payable	133,252	288,970
Accrued expenses and other payables	(21,228)	(358,487)
Net cash provided by (used in) operating activities	4,961,321	3,833,092
Cash flows from investing activities:
Addition to plant and equipment	-10,210.57	(4,363,915)
Development cost of acer truncatumbunge planting	(1,020,355)	(13,886,792)
Reduction of construction in progress	-	220,874
Net cash provided by (used in) investing activities	(1,030,566)	(18,029,833)
Effect of exchange rate changes on cash and cash equivalents	(84,038)	501,695
Net increase (decrease) in cash and cash equivalents	3,846,717	(13,695,046)
Cash and cash equivalents at beginning of period	18,624,644	29,924,188
Cash and cash equivalents at ending of period	22,471,361	$16,229,142
Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$172	$-
Income taxes	$1,087,587	$1,314,814
Non-cash financing activities:
Stock issued for services	$30,350	-

The accompanying notes are an integral part of these financial statements.

NOTE 1 - ORGANIZATION AND PRINCIPAL ACTIVITIES

China YCT International Group, Inc. (“China YCT”) was incorporated in the State of Florida, in the United States of America (the “USA”) in January 1989, and reincorporated in the State of Delaware on April 4, 2007.   China YCT, through its 100% owned subsidiary Landway Nano Bio-Tech, Inc. (“Landway Nano”), incorporated in Delaware, owns 100% of Shandong Spring Pharmaceutical Co., Ltd. (“Shandong Spring”), incorporated in the People’s Republic of China (“PRC”). China YCT International Group, Inc. and its subsidiaries are collectively referred to as the “Company”. Shandong Spring is engaged in the business of developing, manufacturing, and selling its own medicine made primarily from gingko extract, research and development of the new food, healthcare and medicine product based on the acer truncatumbunge. The Company is now actively developing the acer truncatumbunge planting bases and distributing health care supplement products manufactured by another company in the PRC.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

Principles of consolidation

The consolidated financial statements include the financial statements of China YCT, LandwayNano and its wholly owned subsidiary, Shandong Spring.  All inter-company transactions and balances are eliminated in consolidation.

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

Accounts receivable

The Company recognizes as accounts receivable any products shipped where payments have not been rendered. As of March 31, 2014, the Company considered all its accounts receivable to be collectable and no provision for doubtful accounts had been made in the consolidated financial statements. There were no accounts receivable as of September 30, 2014.

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

In October 2011, two patents were transferred to the Company based on a purchase agreement signed with JiningTianruitong Technology development Company, Limited on October 26, 2010; which are “Treatment to ischemic encephalopathy and its preparation method” (ZL200510045001.9) and “Chinese herbal medicine compound to treat renal insufficiency and its preparation” (ZL200710013301.8). The patents were recorded at cost when purchased, and are being amortized over the shorter of the remaining legal lives, 13.75 years and 14.95 years, respectively; or their useful lives, on a straight-line basis.

Development costs of acer truncatumbunge planting

The Company has started development of the acer truncatumbunge planting bases and completed planting of 2,000Mu (1Mu is equal to approximately 666.67 square meters) as of September 30, 2014. The agricultural product (e.g., seeds, oil extract, etc.) derived from the planting is intended to be the supply for an integrated usage including edible oil, protein, medicine and health care, tannin extract, industrial chemicals, nectar source, and specialty lumber, as well as for landscaping and conservation of soil and water.

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

The planting is currently in the development stage with production expected in 2015; therefore, no depreciation expenses were recognized as of September 30, 2014.

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

Income taxes

The Company accounts for income tax under the asset and liability method as stipulated by ASC 740 formerly Statement of Financial Accounting Standards (”SFAS”) No. 109, “ Accounting for Income Taxes ”, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the financial statements or tax returns. Deferred Income taxes are recognized for all significant temporary differences between tax and financial statements bases of assets and liabilities. Valuation allowances are established against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company did not recognize any deferred tax amount at September 30, 2014 and March 31, 2014.

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

The Company recorded net VAT Payable in amount of $191,564 and $205,101 as of September 30, 2014 and March 31, 2014, respectively.

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

The research and development expense for the three months ended September 30, 2014 and 2013 was $226,836 and $60,265, respectively.

The research and development expense for the six months ended September 30, 2014 and 2013 was $478,101 and $647,524, respectively.

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

The Company incurred advertising costs of $12,103 for the three and six months ended September 30, 2014 and nil for the three months ended June 30, 2014 and June 30, 2013 and the six months ended September 30, 2013, respectively.

Mailing and handling costs

The Company accounts for mailing and handling fees in accordance with the FASB ASC 605-45 (Emerging Issues Task Force (EITF) Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs ). The Company includes shipping and handling fees billed to customers in net revenues. Amounts incurred by the Company for freight are included in cost of goods sold.

For the three months ended September 30, 2014 and 2013, the Company incurred $336,934 and $311,967 mailing and handling costs, respectively.

For the six months ended September 30, 2014 and 2013, the Company incurred $652,951 and $617,586mailing and handling costs, respectively.

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

There are nil shares common stock equivalents available for dilution purposes as of September 30, 2014 and 2013, respectively.

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

As of September 30, 2014, the Company did not identify any financial instruments that are required to be presented on the balance sheet at fair value other than those whose carrying amounts approximate fair value due to their short maturities.

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

Translation adjustments resulting from this process amounted to $(71,893) and $307,174 for the three months ended September 30, 2014 and 2013, and $(77,648) and $916,257 for the six months ended September 30, 2014 and 2013, respectively.

The following exchange rates were adopted to translate the amounts from RMB into United States dollars (“USD$”) for the respective periods:

	September 30, 2014	March 31, 2014	September 30, 2013
Quarter End RMB Exchange Rate (RMB/USD$)	6.1525	6.1787	6.1480
Quarterly Average RMB Exchange Rate (RMB/USD$)	6.1568	6.2053	6.1678

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

On June 20, 2013, the Company entered into a Farmland Leasing Agreement with Shiqiao Village for the lease of 2,000Mu farmland for the development of the acer truncatumbunge planting bases. The lease term is from July 1, 2013 to June 30, 2043. The lease payment is about RMB1,000(approximately USD 163) per Mu annually and payable for five years of rents in advance. The first lease payment was for the rents of the first five years in the amount of RMB10,000,000 (approximately USD1,625,461), which were made within 15 working days from the signing of the Lease (refer to Note 12 - FUTURE MINIMUM LEASE PAYMENTS).

On March 1, 2014, the Company entered into a Farmland Leasing Agreement with Zhongce No.4 Village for the lease of 200Mu farmland to the development of the acer truncatumbunge planting bases. The lease term is from March 1, 2014 to February 28, 2044. The lease payment is RMB1,000,000 (approximately USD 162,546) for each five-year period in advance. The first lease payment was for the rents of the first five years in the amount of RMB1,000,000 (approximately USD162,546), which were made within 10 working days from the signing of the Lease (refer to Note 12 - FUTURE MINIMUM LEASE PAYMENTS).

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

The components of prepaid lease were as follows:

	September 30, 2014
Prepaid leases	Short-term	Long-term
Shiqiao Village – 2000Mu	325,071	893,946
Zhongce No. 4 Village – 200Mu	32,507	111,066
Total prepaid land lease	357,578	1,005,012
Shandong YCT - Automobile	2,137	12,821
Total prepaid lease	$359,715	$1,017,832

The prepaid lease is amortized based on straight-line method.

The lease expenses for the three months ended September 30, 2014 and 2013 were $89,891 and $81,066, respectively.

The lease expenses for the six months ended September 30, 2014 and 2013 were $179,732 and $81,066, respectively.

NOTE 4 - INVENTORY

Inventory consists of finished goods, work-in-process, and raw materials. No allowance for inventory was made for the three months and six months ended September 30, 2014 and 2013. The components of inventories were as follows:

	As of
	September 30, 2014	March 31, 2014
Raw materials	$750,893	$874,455
Work-in-progress	581,018	370,271
Finished goods	734,564	347,977
Total Inventories	$2,066,475	$1,592,703

NOTE 5 – PLANT, PROPERTY AND EQUIPMENT, NET

The components of property and equipment were as follows:

	As of
	September 30, 2014	March 31, 2014
Machinery & Equipment	$1,471,461	$1,461,346
Furniture & Fixture	192,709	192,721
Leasehold Improvements	1,300,284	1,300,369
Building	12,562,055	12,554,094
Subtotal	15,526,509	15,508,531
Less: Accumulated Depreciation	(2,414,739)	(2,123,536)
Total plant, property and equipment, net	$13,111,770	$13,384,995

The depreciation expense for the three months ended September 30, 2014 and 2013 was $146,269 and $222,717, respectively.

The depreciation expense for the six months ended September 30, 2014 and 2013 was $291,204 and $340,957, respectively.

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

NOTE 7 - MAJOR CUSTOMER AND VENDOR

In the three and six months ended September 30, 2014, the Company mainly sold products to individual retail customers through ten major distributors.

For the three months ended September 30, 2014, the aggregate purchases from four major vendors were $4,172,781, representing 84.5% of the Company’s total purchases for the quarter.

For the six months ended September 30, 2014, the aggregate purchases from four major vendors were $7,873,642, representing 87.1% of the Company’s total purchase for the period.

NOTE 8 - INTANGIBLE ASSETS, NET

The intangible assets of the Company consist of land use right and purchased patents.

Net land use right and purchased patents were as follows:

	Amortization	As of	As of
	Period	September 30, 2014	March 31, 2014
Land use right	50 years	1,649,411	$1,649,517
Less: Accumulated amortization		(264,626)	(248,148))
Land use right, net		1,384,785	1,401,369
Patent 1	16.5 years	7,476,636	7,477,122
Patent (non-US No. ZL200510045001.9)	13.75 years	10,077,204	10,077,860
Patent (non-US No. ZL200710013301.8)	14.95 years	1,625,356	1,625,461
Less: Accumulated amortization		(4,534,863)	(3,897,780)
Patents, net		$14,644,333	$15,282,662

The amortization expense of land use right for the three months ended September 30, 2014 and 2013 was $8,259 and $9,424, respectively.  The amortization expense of patents for the three months ended September 30, 2014 and 2013 was $318,874 and $312,039, respectively.

The amortization expense of land use right for the six months ended September 30, 2014and 2013 was $16,478 and $20,778, respectively.  The amortization expense of patents for the six months ended September 30, 2014 and 2013 was $637,083 and $517,568, respectively.

NOTE 9 - TAX PAYABLE

Tax payable at September 30, 2014 and March 31, 2014 were as follows:

	As of
	September 30, 2013	March 31, 2013

Corporate Income Tax	$739,423	$567,227
Value-Added Tax	191,564	205,101
Other Tax & Fees	18,844	44,251
Total Tax Payable	$949,831	$816,579

NOTE 10 - INCOME TAXES

Shandong Spring Pharmaceutical Co., Ltd is subject to the Enterprise income tax (“EIT”) at a statutory rate of 25%.

For the three months ended September 30, 2014 and 2013, Shandong Spring Pharmaceutical Co., Ltd. recorded income tax provisions of $738,907 and $840,322, respectively.

For the six months ended September 30, 2014 and 2013, Shandong Spring Pharmaceutical Co., Ltd. recorded income tax provisions of $1,283,163 and $1,480,861, respectively.

NOTE 11 - STOCKHOLDERS’ EQUITY

Stock Issued to Independent Directors

The total amount of the compensation in the form of issuing shares of common stocks for services rendered was $30,350 and nil for the three and six months ended September 30, 2014, respectively.

No common stock shares were issued for services for the three and six months ended September 30, 2013.

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

As of September 30, 2014 and March 31, 2014, the Company appropriated $1,828,504 to the statutory reserve, respectively.

NOTE 12 – FUTURE MINIMUM LEASE PAYMENTS

As of September 30, 2014, future minimum lease payments under the operating lease pursuant to the Farmland Leasing Agreement were as follows:

Fiscal year ended March 31	Operating Leases
2015	178,789
2016	357,578
2017	357,578
2018	357,578
2019	357,578
2020 and thereafter	8,692,943
Total minimum lease payments	$10,302,044
Less: prepaid leases	1,362,590
Net total minimum lease payments	$8,939,454

The farmland lease payments for the first five years have been made in advance; and therefore, resulted in prepaid lease payments as of September 30, 2014 (refer to Note 3 – OPERATING LEASES). The actual future minimum lease payments are $8,939,454, after reduction of the prepaid amounts of $1,362,590.

NOTE 13 – SUBSEQUENT EVENTS

There have been no subsequent events as of November 5, 2014.

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

Overview

China YCT International Group, Inc. (“China YCT”) was incorporated in the State of Florida in January 1989, and reincorporated in the State of Delaware on April 4, 2007. China YCT principally operates through two of its wholly-owned subsidiaries: LandwayNano Bio-Tech, Inc. ("LandwayNano”), incorporated in Delaware, and Shandong Spring Pharmaceutical Co., Ltd. (“Shandong Spring”), incorporated in the People’s Republic of China (the “PRC”). China YCT International Group, Inc. and its subsidiaries are collectively referred to as the “Company”. China YCT, through its wholly-owned subsidiary, Shandong Spring, is engaged in the business of developing, manufacturing, and selling its own medicine made primarily from gingko extract, development of the acer truncatumbunge planting bases, and distributing health care supplement products manufactured by another company in the PRC.

Results of Operations – Three Months ended September 30, 2014 and 2013 respectively

The following table sets forth information from our statements of operations for the three months ended September 30, 2014 and 2013, in dollars:

	Three Months Ended
	September 30,		$	%
	2014	2013	Change	Change
Sales Revenue	8,674,157	8,136,960	537,197	6.6%
Cost of Sales	(4,331,805)	(3,698,551)	(633,253)	17.1%
Gross Profit	4,342,353	4,438,409	(96,056)	-2.2%
Operating Expenses	(1,407,189)	(1,158,186)	(249,003)	21.5%
Operating Income	2,935,164	3,280,223	(345,059)	-10.5%
Interest Income, net	20,463	-	20,463	100.0%
Income Tax Provision	(738,907)	(840,322)	101,416	-12.1%
Net Income	2,216,720	2,439,901	(223,181)	-9.1%
Comprehensive Income (Loss)	2,144,826	2,747,074	(602,248)	-21.9%

Net Sales Revenue

During the three months ended September 30, 2014, we had net sales revenue of $8,674,157, as compared with $8,136,960 for the same period in 2013, an increase of $537,197, or 6.6% due to market conditions.

We entered into a purchase and sale contract with Shandong Yong Chun Tang (“Shandong YCT”) on December 26, 2006 (the “Purchase and Sale Contract”), which sets forth the wholesale price that we pay to Shandong YCT for distributing their products. On February 9, 2010, we renewed the Purchase and Sale Contract with Shandong YCT for a term of five years ending on February 28, 2015. Pursuant to the renewed contract, we can purchase 10 types of health care supplement products from Shandong YCT on a fixed price, which were selected according to their sales volume and profit margin. For the three months ended September 30, 2014, 30.7% of our revenue was from the sale of the health care supplement products of Shandong YCT, compared to 32.6% in the three months ended September 30, 2013.

Since September 2009, we started to engage in the production and distribution of our own non-prescription drug, Huoliyuan Capsule, which is patented in China, and developed distribution channels for the drug. Our sales have increased since September 2009 as a result of the establishment of our manufacturing and distribution channels of Huoliyuan Capsule. Since July 2010, the Company changed from being solely a distributor of Shandong YCT to both a manufacturer and distributor of our own products, the Huoliyuan Capsules. As a result, we obtained new customers and expanded our sales of Huoliyuan Capsules. The Huoliyuan Capsule product accounted for 69.3% of our revenue for the three months ended September 30, 2014, compared to 67.4% for the three months ended September 30, 2013.

The following table sets forth a sales breakdown comparison by product for the periods under review:

	Three months ended
Sales from:	September 30, 2014	September 30, 2013	Change in $	Variance
Health care supplements	2,660,377	2,649,403	10,974	0.4%
Drugs	6,013,780	5,487,557	526,223	9.6%
Total	8,674,157	8,136,960	537,197	6.6%

Cost of Goods Sold

Our costs of revenue were comprised primarily of the cost of finished goods we purchased from Shandong YCT, the manufacturing cost of Huoliyuan Capsules, and the raw materials we purchased from third party vendors. During the three months ended September 30, 2014, we had cost of sales of $4,331,805 as compared with cost of sales of $3,698,551 during the same period in 2013, an increase of approximately $633,253, or 17.1%. The increase was a result of the increased sales revenue, offset by the increased production cost of our own product, Huoliyuan capsules. The percentage of the costs of sales to total revenues increased to 49.9% from 45.5% as compared to the same quarter of the previous year. In 2013, our cost of sales for our own product, Huoliyuan capsules was lower than average because we increased our production upon obtaining the GMP (good manufacturing practices) certification. In 2014, our production cost resumed to the average level.

Gross Profit

As a result of the changes in sales and costs, gross profit during the three months ended September 30, 2014 was $4,342,353, a decrease of $96,056 or 2.2% as compared to the same period in the previous year. Our gross margin decreased to 50.1% during the three months ended September 30, 2014 from 54.5% during the three months ended September 30, 2013.

The following table sets forth a breakdown of our gross profits of different products during the three months ended September 30, 2014 and 2013:

	Three months ended
Gross Profit:	September 30, 2014	September 30, 2013	Change in $	Variance
Health care supplementst	1,406,482	1,397,535	8,947	0.6%
Drugs	2,935,871	3,040,873	(105,003)	-3.5%
Total	4,342,353	4,438,409	(96,056)	-2.2%

Research and Development Expenses

Research and development expenses were $226,836 during the three months ended September 30, 2014 compared with $60,265 during the three months ended September 30, 2013, an increase of $166,572 or 276.4%. Our long-term goal is to utilize advanced biological technology to refine and extract the beneficial compounds in plants that have traditionally been known to have medicinal benefits, primarily gingko. As of September 30, 2014, we have 27 employees working on R&D. In addition we maintain close ties to the research staffs at Tsinghua University, China Agriculture University, Shandong Herbal Medicine University, and the Shandong Herbal Medicine Research Institute.

Selling Expenses

Our selling expenses increased by $73,323 or 13.4% to $619,764 for the three months ended September 30, 2014, from $546,441 for the same period of 2013, which was mainly driven by the increased sales. As a percentage of sales, selling expenses increased slightly to 7.1% for the three months ended September 30, 2014 from 6.7% for the same period in 2013.

General and Administrative Expenses

Our general and administrative expenses were $560,589 during the three months ended September 30, 2014, compared with $551,480 during the three months ended September 30, 2013, a slight increase of $9,109 or approximately 1.7%.

Interest Income (Expense), Net

For the three months ended September 30, 2014, the interest income was $20,463.Interest income or expense was nil for the three months ended September 30, 2013.

Income Tax

Income tax was $738,907 during the three months ended September 30, 2014, as compared to $840,322 for the same period of 2013, a decrease of $101,416or approximately 12.1%. The decrease was primarily due to the decreased taxable income during the three months ended September 30, 2014.

Net Income

As a result of the above factors, we had a net income of $2,216,719during the three months ended September 30, 2014, compared with a net income of $2,439,900 during the three months ended September 30, 2013, a decrease of $223,181 or approximately 9.1%. .

Other Comprehensive Income

As a result of the currency translation adjustment, we had other comprehensive loss of $71,893during the quarter ended September 30, 2014, compared with other comprehensive income of $307,174 during the quarter ended September 30, 2013 due to exchange rate fluctuations from Chinese RMB, the functional currency used in our Chinese subsidiary, to US dollar, our reporting currency.

Results of Operations – for the Six Months ended September 30, 2014 and 2013:

The following table sets forth information from our statements of operations for the six months ended September 30, 2014 and 2013, in dollars:

	Six Months Ended
	September 30,		$	%
	2014	2013	Change	Change
Sales Revenue	16,854,129	16,357,547	496,582	3.0%
Cost of Sales	(8,570,575)	(7,674,862)	(895,713)	11.7%
Gross Profit	8,283,554	8,682,685	(399,131)	-4.6%
Operating Expenses	(2,926,911)	(2,869,040)	(57,871)	2.0%
Operating Income	5,356,643	5,813,645	(457,002)	-7.9%
Interest Income, net	52,489	28,732	23,757	82.7%
Income Tax Provision	(1,283,163)	(1,480,861)	197,698	-13.4%
Net Income	4,125,969	4,361,516	(235,547)	-5.4%
Comprehensive Income (Loss)	4,048,321	5,277,773	(1,229,452)	-23.3%

Net sales revenue

During the six months ended September 30, 2014, we had net sales revenue of $16,854,129, as compared with $16,357,547during the same period in 2013, an increase of $496,582 or 3.0%.

For the six months ended September 30, 2014, 31.4% of our revenue was from the sale of the 10 products distributed for Shandong YCT, compared to 33.1% in the six months ended September 30, 2013. The Huoliyuan Capsule products accounted for 68.6% of our revenue for the six months ended September 30, 2014, compared to 66.9% for the six months ended September 30, 2013.

The following table presents the breakdown of revenues by product mix:

	Six months ended
Sales from:	September 30, 2014	September 30, 2013	Change in $	Variance
Health care supplements	5,300,094	5,415,596	(115,501)	-2.1%
Drugs	11,554,035	10,941,951	612,083	5.6%
Total	16,854,129	16,357,547	496,582	3.0%

Cost of Sales and Gross Margin

During the six months ended September 30, 2014, we had cost of sales of $8,570,575, as compared with cost of sales of $7,674,862during the same period in 2013, an increase of $895,713 or 11.7%, reflecting the increase in sales.

The gross profit reduced to $8,283,554for the six months ended September 30, 2014, which was decreased from the same period in 2013. The decrease was due to increased cost of sales. Our gross margin decreased to 49.1% during the six months ended September 30, 2014 from 53.1% during the six months ended September 30, 2013.  In 2013, the cost of sales for our own product, Huoliyuan capsules was lower than average because we increased our production by obtaining the GMP (good manufacturing practices) certification.

Selling Expenses

Our selling expenses increased by $96,514, or 8.9%, to $1,186,642 for the six months ended September 30, 2014, from $1,090,128 for the same period of 2013. As a percentage of sales, selling expenses increased slightly from 6.7% for the six months ended September 30, 2013 to 7.0% for the same period of 2013, mainly due to increase in mailing and handling costs and advertising costs.

General and Administrative Expenses

Our general and administrative expenses were $1,262,168 during the six months ended September 30, 2014, compared with $1,131,388 during the six months ended September 30, 2013, anincrease of $130,780 or approximately 9.3%. The increase was due to increased professional fees and other taxes.

Research and Development Expenses

Research and development expenses were $478,101 during the six months ended September 30, 2014 compared with $647,524 during the six months ended September 30, 2013, a decrease of $169,423, or 26.2%. In prior year, we had increased expenses related to investments in future new technologies and products that can be utilized to refine and extract the beneficial components from plants, primarily gingko.

Interest Income

Interest income was $52,489 for the six months ended September 30, 2014, increased by $23,757 or 82.7%, compared to $28,732 for the six months ended September 30, 2013. The increase reflected the increased cash balance.

Income Tax

Income tax was $1,283,163 during the six months ended September 30, 2014, as compared to $1,480,861 for the same period of 2013, a decrease of $197,698, or approximately 13.4%. The decrease was primarily due to the decreased taxable income during the six months ended September 30, 2014.

Net Income

As a result of the factors described above, we generated net income of $4,125,969during the six months ended September 30, 2014, as compared with net income of $4,361,516 during the six months ended September 30, 2013.

Other Comprehensive Income

As a result of a currency translation adjustment, other comprehensive loss was $77,648during the six months ended September 30, 2014, compared with other comprehensive income of $916,257 during the six months ended September 30, 2013; which is mainly attributable to the exchange rate fluctuations from Chinese RMB, the functional currency used in our Chinese subsidiary, to US dollar, our reporting currency.

Liquidity and Capital Resources

Our principal sources of liquidity were primarily generated from our operations. As of September 30, 2014, we had $23,939,395 in working capital, an increase of $4,166,392 or 21% as compared to $19,773,003 in working capital onMarch 31, 2014. The increase was mainly due to an increase in cash and cash equivalent.

Based on our current operating plan, we believe that existing cash and cash equivalents balances, and the funds to be generated by operations will be sufficient to meet our working capital and capital requirements for our current operations for at least the next 12 months. Our operations produced positive cash flow of $3,846,717 during the six months ended September 30, 2014 due toan increase in cash and cash equivalent. We did not have accounts receivable outstanding as of September 30, 2014 We expect our marketing activities to continue to help generate positive cash flow.  The investment in the acer truncatumbunge planting base and the advanced land lease payment since July 2013 has put some pressure on our cash flow. We may be required to seek additional capital and reduce certain spending as needed on an on-going basis. There can be no assurance that any additional financing will be available on acceptable terms.

The following table sets forth a summary of our cash flows for the period as indicated:

	Six months ended
	September 30, 2014	September 30, 2013	Change in $	%
Net cash provided by operating activities	$4,961,321	$3,833,092	1,128,229	29.4%
Net cash provided by(used in) investing activities	$(1,030,566)	$(18,029,833)	16,999,268	-94.3%
Net cash provided by financing activities	$-	$-	-	0.0%
Effect of exchange rate change on cash and cash equivalents	$(84,038)	$501,695	(585,734)	-116.8%
Net increase in cash and cash equivalents	$3,846,717	$(13,695,046)	17,541,763	-128.1%
Cash and cash equivalents, beginning balance	$18,624,644	$29,924,188	(11,299,544)	-37.8%
Cash and cash equivalents, ending balance	$22,471,361	$16,229,142	6,242,219	38.5%

Operating Activities

For the six months ended September 30, 2014, net cash provided by operating activities was $4,961,321, compared to $3,833,092for the same period in 2013. We made prepaid land lease in the amount of $1,545,218for the six months ended September 30, 2013. There was no lease payment for the six months ended September 30, 2014.

Investing Activities

Net cash used in investing activities was $1,030,566for the six months ended September 30, 2014 as compared to $18,029,833 for the six months ended September 30, 2013. We made investment to construct our own acer truncatumbunge planting base and planted 6,670,000 trees during the six months ended September 30, 2013.

Financing Activities

There were no financing activities for the six months ended September 30, 2014 and 2013.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on their financial condition or results of operations.

Critical Accounting Policies

This section should be read together with the Summary of Significant Accounting Policies included as Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2014 and 10-Q for the period ended June 30, 2014 filed with the SEC.

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

Principles of consolidation

The consolidated financial statements for the six months ended September 30, 2014 and 2013 include the accounts of China YCT International Group, Inc. and Shandong Spring Pharmaceutical Company. Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).  All significant inter-company balances and transactions are eliminated in consolidation.

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

Changes in internal controls.

The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2014, and they have concluded that there was no change to the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending legal proceedings to which the Company is a party.

Item 1A. Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Removed and

Reserved

Item 5. Other

Information None

Item 6. Exhibits

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

XBRL Exhibit

101.	INS XBRL Instance Document.
101.	SCH XBRL Taxonomy Extension Schema Document.
101.	CALXBRL Taxonomy Extension Calculation Linkbase Document.
101.	DEF XBRL Taxonomy Extension Definition Linkbase Document.
101.	LAB XBRL Taxonomy Extension Label Linkbase Document.
101.	PRE XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA YCT INTERNATIONAL GROUP, LTD.

Date: November 14, 2014

/s/ Yan Tinghe
Yan Tinghe Chief Executive Officer
(Principal Executive Officer)

/s/ Li Chuanmin
Li Chuanmin Chief Financial Officer
(Principal Financial Officer)

