Form 10-Q
period 2014-12-31
China YCT International Group, Inc.
filed 2015-02-17
CIK 847464

UNITED STATES

SECURITIES AND EXCHANGE
COMMISSION WASHINGTON, D.C.

20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 0-53600

CHINA YCT INTERNATIONAL GROUP, INC.

(Exact name of registrant as specified in its
charter)

Delaware	65-2954561
(State or other jurisdiction of incorporation or	(IRS Employer
organization)	Identification No.)

c/o Shandong Spring Pharmaceutical Co., Ltd Economic Development Zone.
Gucheng Road Sishui County Shandong Province PR China 273200
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: 406-282-3188

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                 Yes      ☒   No      ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes     ☒   No     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The number of shares outstanding of the issuer’s common stock on February 14, 2015 was 29,700,689.

CHINA YCT INTERNATIONAL GROUP, INC.

FORM 10-Q

December 31, 2014

2

CHINA YCT INTERNATIONAL GROUP, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2014 AND 2013

(UNAUDITED)

The accompanying notes are an integral part of these financial statements.

CHINA YCT INTERNATIONAL GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

		UNIT: USD$
	December 31, 2014	March 31, 2014

Assets
Current assets:
Cash and cash equivalent	$24,195,345	$18,624,644
Accounts receivable	-	42,049
Prepaid lease - short term	361,684	359,738
Inventory	2,200,432	1,592,703
Total current assets	26,757,461	20,619,134
Prepaid lease - long term	932,984	1,197,768
Development cost of acer truncatum bunge planting	16,859,574	15,333,951
Plant, property, equipment, and leasehold improvement, net	13,060,313	13,384,995
Construction in progress	-	-
Intangible assets, net	15,788,168	16,684,032
Total assets	73,398,500	67,219,880

Liabilities and Stockholders’ Equity (Deficit)
Liabilities:
Current liabilities:
Tax payable	883,969	816,579
Other payable	8,371	29,551
Total current liabilities	892,340	846,130
Total liabilities	892,340	846,131

Stockholders’ Equity
Preferred stock, par value $500.00 per share; 45 shares authorized and issued at December 31, 2014 and March 31, 2014	22,500	22,500
Common stock, par value $0.001 per share; 500,000,000 and 100,000,000 shares authorized, 29,700,689 and 29,663,023 shares issued and outstanding at December 31, 2014 and March 31, 2014, respectively	29,701	29,663
Additional paid-in capital	4,210,407	4,180,095
Statutory reserve	1,828,504	1,828,504
Retained earnings	61,468,326	55,676,059
Accumulated other comprehensive income	4,946,722	4,636,928
Total stockholders’ equity	72,506,160	66,373,749
Total liabilities and stockholders’ equity	$73,398,500	$67,219,880

The accompanying notes are an integral part of these financial statements.

CHINA YCT INTERNATIONAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

UNIT: USD$

	FOR THE THREE MONTHS ENDED		FOR THE NINE MONTHS ENDED
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013

Sales Revenue	$9,511,534	$8,276,400	$26,365,663	$24,633,947
Cost of Goods Sold	4,826,870	3,639,944	13,397,445	11,314,805
Gross Profit	4,684,664	4,636,456	12,968,218	13,319,142
Selling Expenses	1,309,858	856,021	2,496,500	1,946,148
G&A Expense	1,024,914	894,674	2,287,081	2,026,062
R&D Expenses	87,949	60,634	566,050	708,158
Total expense	2,422,721	1,811,329	5,349,631	4,680,368
Income from operation	2,261,943	2,825,127	7,618,587	8,638,774
Interest income (Expense)	19,542	20,764	72,031	49,496
Profit before tax	2,281,485	2,845,891	7,690,618	8,688,270
Income tax	615,188	649,154	1,898,351	2,130,015
Net income	1,666,297	2,196,737	5,792,267	6,558,255
Other comprehensive income
Foreign currency translation adjustment	387,442	537,410	309,794	1,453,667
Comprehensive income	$2,053,739	$2,734,147	$6,102,061	$8,011,922
Basic and diluted income per common share
Basic and Diluted	0.06	0.07	0.20	0.22

Weighted average number of common shares outstanding
Basic and Diluted	29,700,690	29,663,023	29,690,953	29,663,023

The accompanying notes are an integral part of these financial statements.

CHINA YCT INTERNATIONAL GROUP, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

									UNIT: USD$
	Preferred Stock Series A		Common shares		Additional paid-in capital	Statutory Reserve	Accumulated OCI	Retained Earnings	Total
	Shares	Amount	Shares	Amount

Balance - March 31, 2014	45	$22,500	29,663,023	$29,663	$4,180,095	$1,828,504	$4,636,928	$55,676,059	$66,373,749
Net income for the three months								1,909,251	1,909,251
Issuance of common shares for services rendered			37,666	38	30,312				30,350
Foreign currency translation adjustment							(5,755)		(5,755)

Balance - June 30, 2014	45	$22,500	29,700,689	$29,701	$4,210,407	$1,828,504	$4,631,173	$57,585,310	$68,307,595
Net income for the three months								2,216,720	2,216,720
Foreign currency translation adjustment							(71,893)		(71,893)

Balance - September 30, 2014	45	$22,500	29,700,689	$29,701	$4,210,407	$1,828,504	$4,559,280	$59,802,029	$70,452,421
Net income for the three months								1,666,297	1,666,297
Foreign currency translation adjustment							387,442		387,442

Balance - December 31, 2014	45	$22,500	29,700,689	$29,701	$4,210,407	$1,828,504	$4,946,722	$61,468,326	$72,506,160

The accompanying notes are an integral part of these financial statements.

CHINA YCT INTERNATIONAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW

		UNIT: USD$
	NINE MONTHS ENDED
	December 31, 2014	December 31, 2013
Cash Flows From Operating Activities:
Net income	$5,792,267	$6,558,255
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,460,809	1,236,897
Issue of common shares as compensation	30,350	-
Changes in operating assets and liabilities:
Prepaid accounts	16,027	-
Inventory	$(607,729)	(994,239)
Prepaid land lease	264,784	(1,476,160)
Accounts receivable	42,049	135,238
Taxes payable	67,391	(333,236)
Accrued expenses and other payables	$(21,183)	(358,419)
Net cash provided by (used in) operating activities	7,044,765	4,768,336
Cash flows from investing activities:
Addition to plant and equipment	$(43,693)	(4,400,491)
Development cost of acer truncatum bunge planting	$(1,525,623)	(14,003,182)
Reduction of construction in progress	-	220,874
Prepayment/(deposit) to Jining Tianruitong for purchase of patents	-	-
Net cash provided by (used in) investing activities	$(1,569,316)	$(18,182,799)
Effect of exchange rate changes on cash and cash equivalents	95,252	439,891
Net increase (decrease) in cash and cash equivalents	5,570,701	(12,974,572)
Cash and cash equivalents at beginning of period	18,624,644	29,924,188
Cash and cash equivalents at ending of period	24,195,345	16,949,616
Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$40,265	$-
Income taxes	$1,828,974	$1,976,747
Non-cash financing activities:
Stock issued for services	$30,350	-

The accompanying notes are an integral part of these financial statements.

NOTE 1 - ORGANIZATION AND PRINCIPAL ACTIVITIES

China YCT International Group, Inc. (“China YCT”) was incorporated in the State of Florida, in the United States of America (the “USA”) in January 1989, and reincorporated in the State of Delaware on April 4, 2007.   China YCT, through its 100% owned subsidiary Landway Nano Bio-Tech, Inc. (“Landway Nano”), incorporated in Delaware, owns 100% of Shandong Spring Pharmaceutical Co., Ltd. (“Shandong Spring”), incorporated in the People’s Republic of China (“PRC”). China YCT International Group, Inc. and its subsidiaries are collectively referred to as the “Company”. Shandong Spring is engaged in the business of developing, manufacturing, and selling its own medicine made primarily from gingko extract, research and development of the new food, healthcare and medicine product based on the acer truncatum bunge. The Company is now actively developing the acer truncatum bunge planting bases and distributing health care supplement products manufactured by another company in the PRC.

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

Accounts receivable

The Company recognizes as accounts receivable any products shipped where payments have not been rendered. As of March 31, 2014, the Company considered all its accounts receivable to be collectable and no provision for doubtful accounts had been made in the consolidated financial statements. There were no accounts receivable as of December 31, 2014.

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

Development costs of acer truncatum bunge planting

The Company has started development of the acer truncatum bunge planting bases and completed planting of 2,000Mu (1Mu is equal to approximately 666.67 square meters). The agricultural product (e.g., seeds, oil extract, etc.) derived from the planting is intended to be the supply for an integrated usage including edible oil, protein, medicine and health care, tannin extract, industrial chemicals, nectar source, and specialty lumber, as well as for landscaping and conservation of soil and water.

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

The planting is currently in the development stage with production expected in 2015; therefore, no depreciate expenses were recognized as of December 31, 2014.

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

Income taxes

The Company accounts for income tax under the asset and liability method as stipulated by ASC 740 formerly Statement of Financial Accounting Standards (”SFAS”) No. 109, “Accounting for Income Taxes”, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the financial statements or tax returns. Deferred Income taxes are recognized for all significant temporary differences between tax and financial statements bases of assets and liabilities. Valuation allowances are established against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company did not recognize any deferred tax amount at December 31, 2014 and March 31, 2014.

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

The Company recorded net VAT Payable in amount of $219,117 and $205,101 as of December 31, 2014 and March 31, 2014, respectively.

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

The research and development expense for the three months ended December 31, 2014 and 2013 was $87,949 and $60,634, respectively.

The research and development expense for the nine months ended December 31, 2014 and 2013 was $566,050 and $708,158, respectively.

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

The Company incurred advertising costs of $668,166 and $321,669 for the three months ended December 31, 2014 and 2013, respectively.

The Company incurred advertising costs of $680,269 and $321,669 for the nine months ended December 31, 2014 and 2013, respectively.

Mailing and handling costs

The Company accounts for mailing and handling fees in accordance with the FASB ASC 605-45 (Emerging Issues Task Force (EITF) Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs). The Company includes shipping and handling fees billed to customers in net revenues. Amounts incurred by the Company for freight are included in cost of goods sold.

For the three months ended December 31, 2014 and 2013, the Company incurred $364,110 and $296,892 mailing and handling costs, respectively.

For the nine months ended December 31, 2014 and 2013, the Company incurred $1,017,062 and $914,478 mailing and handling costs, respectively.

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

There are nil shares common stock equivalents available for dilution purposes as of December 31, 2014 and 2013, respectively.

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

As of December 31, 2014, the Company did not identify any financial instruments that are required to be presented on the balance sheet at fair value other than those whose carrying amounts approximate fair value due to their short maturities.

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

Translation adjustments resulting from this process amounted to $387,442 and $537,410 for the three months ended December 31, 2014 and 2013, and $309,794 and $1,453,667 for the nine months ended December 31, 2014 and 2013, respectively.

The following exchange rates were adopted to translate the amounts from RMB into United States dollars (“USD$”) for the respective periods:

	December 31, 2014	March 31, 2014	December 31, 2013
Quarter End RMB Exchange Rate (RMB/USD$)	6.1190	6.1787	6.0969
Quarterly Average RMB Exchange Rate (RMB/USD$)	6.1362	6.2053	6.1302

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

The components of prepaid lease as of December 31, 2014 were as follows:

Prepaid leases	Short-term	Long-term
Shiqiao Village – 2000Mu	326,851	817,127
Zhongce No. 4 Village – 200Mu	32,685	103,503
Total prepaid land lease	359,536	920,630
Shandong YCT - Automobile	2,149	12,354
Total prepaid lease	361,684	932,984

The prepaid lease is amortized based on straight-line method. The lease expenses for the three months ended December 31, 2014 and 2013 were $90,771 and $81,563, respectively.

The lease expenses for the nine months ended December 31, 2014 and 2013 were $270,503 and $162,630, respectively.

NOTE 4 - INVENTORY

Inventory consists of finished goods, work-in-process, and raw materials. No allowance for inventory was made for the three months and nine months ended December 31, 2014 and 2013. The components of inventories were as follows:

	As of
	December 31, 2014	March 31, 2014
Raw materials	$946,936	$874,455
Work-in-progress	414,386	370,271
Finished goods	839,110	347,977
Total Inventories	$2,200,432	$1,592,703

NOTE 5 – PLANT, PROPERTY AND EQUIPMENT, NET

The components of property and equipment were as follows:

	As of
	December 31, 2014	March 31, 2014
Machinery & Equipment	$1,500,981	$1,461,346
Furniture & Fixture	193,764	192,721
Leasehold Improvements	1,307,403	1,300,369
Building	12,633,967	12,554,094
Subtotal	15,636,115	15,508,530
Less: Accumulated Depreciation	(2,575,802)	(2,123,536)
Total plant, property and equipment, net	$13,060,313	$13,384,995

The depreciation expense for the three months ended December 31, 2014 and 2013 was $161,063 and $334,508, respectively.

The depreciation expense for the nine months ended December 31, 2014 and 2013 was $452,267 and $675,465, respectively.

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

NOTE 7 - MAJOR CUSTOMER AND VENDOR

In the three and nine months ended December 31, 2014, the Company mainly sells products to individual retail customers through ten major distributors.

For the three and nine months ended December 31, 2014, the Company mainly purchased all materials from four major vendors.

NOTE 8 - INTANGIBLE ASSETS, NET

The intangible assets of the Company consist of land use right and purchased patents.

Net land use right and purchased patents were as follows:

		As of
	Amortization Period	December 31, 2014	As of March 31, 2014
Land use right	50 years	1,658,441	$1,649,517
Less: Accumulated amortization		(274,367)	(248,148)
Land use right, net		1,384,074	1,401,369
Patent 1	16.5 years	7,517,568	7,477,122
Patent (non-US No. ZL200510045001.9)	13.75 years	10,132,375	10,077,860
Patent (non-US No. ZL200710013301.8)	14.95 years	1,634,254	1,625,461
Less: Accumulated amortization		(4,880,103)	(3,897,780)
Patents, net		$14,404,094	$15,282,662

The amortization expense of land use right for the three months ended December 31, 2014 and 2013 was $9,741 and $10,326, respectively.  The amortization expense of patents for the three months ended December 31, 2014 and 2013 was $345,240 and $353,717, respectively.

The amortization expense of land use right for the nine months ended December 31, 2014 and 2013 was $26,219 and $31,104, respectively.  The amortization expense of patents for the nine months ended December 31, 2014 and 2013 was $982,323 and $871,285, respectively.

NOTE 9 - TAX PAYABLE

Tax payable at December 31, 2014 and March 31, 2014 were as follows:

	As of
	December 31, 2014	March 31, 2013

Corporate Income Tax	$616,917	$567,227
Value-Added Tax	219,117	205,101
Other Tax & Fees	47,935	44,251
Total Tax Payable	$883,969	$816,579

NOTE 10 - INCOME TAXES

Shandong Spring Pharmaceutical Co., Ltd is subject to the Enterprise income tax (“EIT”) at a statutory rate of 25%.

For the three months ended December 31, 2014 and 2013, Shandong Spring Pharmaceutical Co., Ltd. recorded income tax provisions of $615,188 and $649,154, respectively.

For the nine months ended December 31, 2014 and 2013, Shandong Spring Pharmaceutical Co., Ltd. recorded income tax provisions of $1,898,351 and $2,130,015, respectively.

NOTE 11 - STOCKHOLDERS’ EQUITY

Stock Issued to Independent Directors

The total amount of the compensation in the form of issuing shares of common stocks for services rendered was nil for the three months ended December 31, 2014 and 2013, respectively.

The total amount of the compensation in the form of issuing shares of common stocks for services rendered was $30,350 and nil for the nine months ended December 31, 2014 and 2013, respectively.

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

As of December 31, 2014 and March 31, 2014, the Company appropriated $1,828,504 to the statutory reserve, respectively.

NOTE 12 – FUTURE MINIMUM LEASE PAYMENTS

As of December 31, 2014, future minimum lease payments under the operating lease pursuant to the Farmland Leasing Agreement were as follows:

Fiscal year ended March 31	Operating Leases
2015	89,884
2016	359,536
2017	359,536
2018	359,536
2019	359,536
2020 and thereafter	8,740,535
Total minimum lease payments	$10,268,563

The farmland lease payments for the first five years have been made in advance; and therefore, resulted in prepaid lease payments as of December 31, 2014 (refer to Note 3 – OPERATING LEASES). The actual future minimum lease payments are $8,988,397, after reduction of the prepaid amounts of $1,280,166.

NOTE 13 – SUBSEQUENT EVENTS

There have been no subsequent events after December 31, 2014.

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

Results of Operations – Three Months ended December 31, 2014 and 2013 respectively

The following table sets forth information from our statements of operations for the three months ended December 31, 2014 and 2013, in dollars:

	Three Months Ended
	December 31		$	%
	2014	2013	Change	Change
Revenues	9,511,534	8,276,400	1,235,134	14.9%
Cost of Sales	(4,826,870)	(3,639,944)	(1,186,926)	32.6%
Gross Profit	4,684,664	4,636,456	48,208	1.0%
Operating Expenses	(2,422,721)	(1,811,329)	(611,392)	33.8%
Operating Income	2,261,943	2,825,127	(563,184)	-19.9%
Interest Income, net	19,542	20,764	(1,222)	-5.9%
Income Tax Provision	(615,188)	(649,154)	33,966	-5.2%
Net Income	1,666,297	2,196,737	(530,440)	-24.1%
Comprehensive Income (Loss)	2,053,739	2,734,147	(680,408)	-24.9%

Sales Revenue (Net)

During the three months ended December 31, 2014, we had net sales of $9,511,534, as compared with net sales of $8,276,400 for the same period in 2013, an increase of $1,235,134, or 14.9%, mainly from increased revenue from Huoliyuan Capsules.

Since September 2009, we started to engage in the production and distribution of our own non-prescription drug, Huoliyuan Capsule, which is patented in China, and developed distribution channels for the drug. Our sales have increased since September 2009 as a result of the establishment of our manufacturing and distribution channels of Huoliyuan Capsule. Since July 2010, the Company changed from being solely a distributor of Shandong YCT to both a manufacturer and distributor of our own products, the Huoliyuan Capsules. As a result, we obtained new customers and expanded our sales of Huoliyuan Capsules. The Huoliyuan Capsule product accounted for 72.5% of our revenue for the three months ended December 31, 2014, compared to 68.3% for the three months ended December 31, 2013. In this quarter, we added new packaging (1*1) in addition to the existing packaging (1*2), which boosted revenue for Huoliyuan Capsule sales.

We entered into a purchase and sale contract with Shandong Yong Chun Tang (“Shandong YCT”) on December 26, 2006 (the “Purchase and Sale Contract”), which sets forth the wholesale price that we pay to Shandong YCT for distributing their products. On February 9, 2010, we renewed the Purchase and Sale Contract with Shandong YCT for a term of five years ending on March 31, 2015. Pursuant to the renewed contract, we can purchase 10 types of health care supplement products from Shandong YCT on a fixed price, which were selected according to their sales volume and profit margin. For the three months ended December 31, 2014, 27.5% of our revenue was from the sale of the health care supplement products, compared to 31.7% in the three months ended December 31, 2013.

The following table sets forth a sales breakdown comparison by product for the periods under review:

	Three months ended
Sales from:	December 31, 2014	December 31, 2013	Change in $	Variance
Drugs	6,894,771	5,653,724	1,241,046	22.0%
Health care supplements	2,616,764	2,622,675	(5,912)	-0.2%
Total	9,511,534	8,276,400	1,235,135	14.9%

Cost of Sales

Our costs of revenue were comprised primarily of the cost of finished goods we purchased from Shandong YCT, the manufacturing cost of Huoliyuan Capsules, and the raw materials we purchased from third party vendors. During the three months ended December 31, 2014, we had cost of sales of $4,826,870 as compared with cost of sales of $3,639,944 during the same period in 2013, an increase of approximately $1,186,926, or 32.6%. The increase was primarily due to market price changes of raw materials used to produce our own product, Huoliyuan. The percentage of the costs of sales to total revenues increased to 50.7% from 44.0% as compared to the same quarter of the previous year.

Gross Profit

As a result of the changes in sales and costs, gross profit during the three months ended December 31, 2014 was $4,684,664, a slight increase of $48,208 or 1.0% as compared to the same period in the previous year. Our gross margin decreased to 49.3% during the three months ended December 31, 2014 from 56.0% during the three months ended December 31, 2013 due to increased market prices of raw materials.

The following table sets forth a breakdown of our gross profits of different products during the three months ended December 31, 2014 and 2013:

	Three months ended
Gross Profit:	December 31, 2014	December 31, 2013	Change in $	Variance
Drugs	3,306,620	3,250,613	56,007	1.7%
Health care supplements	1,378,045	1,385,843	(7,798)	-0.6%
Total	4,684,664	4,636,456	48,209	1.0%

Research and Development Expenses

Research and development expenses were $87,949 during the three months ended December 31, 2014 compared with $60,634 during the three months ended December 31, 2013, an increase of $27,315 or 45.0%. Our long-term goal is to utilize advanced biological technology to refine and extract the beneficial compounds in plants that have traditionally been known to have medicinal benefits, primarily gingko. As of December 31, 2014, we have 27 employees working on R&D. In addition we maintain close ties to the research staffs at Tsinghua University, China Agriculture University, Shandong Herbal Medicine University, and the Shandong Herbal Medicine Research Institute.

Selling Expenses

Our selling expenses increased by $453,837 or 53.0% to $1,309,858 for the three months ended December 31, 2014, from $856,021 for the same period of 2013. The increase was mainly due to the additional advertisement expenses in this quarter. We spent $668,166 to order 100,000 desk calendars and 100,000 hanging calendars for marketing purpose in light of the New Year. As a percentage of sales, selling expenses increased to 13.8% for the three months ended December 31, 2014 from 10.3% for the same period in 2013.

General and Administrative Expenses

Our general and administrative expenses were $1,024,914 during the three months ended December 31, 2014, compared with $894,674 during the three months ended December 31, 2013, an increase of $130,240 or approximately 14.6%. The increase was mainly due to additional amortization of prepaid lease based on agreement signed into effect since March 1, 2014.

Interest Income (Expense), Net

For the three months ended December 31, 2014, the interest income was $19,542, compared to $20,764 for the three months ended December 31, 2013, a slight decrease of $1,222 or 5.9%. The decrease was mainly due to interest rate change as Bank of China reduced its benchmark one-year deposit rate on November 23, 2014.

Income Tax

Income tax was $615,188 during the three months ended December 31, 2014, as compared to $649,154 for the same period of 2013, a decrease of $33,966 or approximately 5.2%. The decrease was primarily due to the decreased taxable income during the three months ended December 31, 2014.

Net Income

As a result of the above factors, we had a net income of $1,666,297 during the three months ended December 31, 2014, compared with a net income of $2,196,737 during the three months ended December 31, 2013.

Other Comprehensive Income

As a result of the currency translation adjustment, we had other comprehensive income of $387,442 during the quarter ended December 31, 2014, compared with $537,410 during the quarter ended December 31, 2013 due to exchange rate fluctuations from Chinese RMB, the functional currency used in our Chinese subsidiary, to US dollar, our reporting currency.

Results of Operations – for the Nine Months ended December 31, 2014 and 2013:

The following table sets forth information from our statements of operations for the nine months ended December 31, 2014 and 2013, in dollars:

	Nine Months Ended
	December 31		$	%
	2014	2013	Change	Change
Revenues	26,365,663	24,633,947	1,731,716	7.0%
Cost of Sales	(13,397,445)	(11,314,805)	(2,082,640)	18.4%
Gross Profit	12,968,218	13,319,142	(350,924)	-2.6%
Operating Expenses	(5,349,631)	(4,680,368)	(669,263)	14.3%
Operating Income	7,618,587	8,638,774	(1,020,187)	-11.8%
Interest Income, net	72,031	49,496	22,535	45.5%
Income Tax Provision	(1,898,351)	(2,130,015)	231,664	-10.9%
Net Income	5,792,267	6,558,255	(765,988)	-11.7%
Comprehensive Income (Loss)	6,102,061	8,011,922	(1,909,861)	-23.8%

Sales Revenue (Net)

During the nine months ended December 31, 2014, we had net sales of $26,365,663, as compared with net sales of $24,633,947 during the same period in 2013, an increase of $1,731,716 or 7.0%.

For the nine months ended December 31, 2014, the Huoliyuan Capsule products accounted for 70.0% of our revenue, compared to 67.4% for the nine months ended December 31, 2013. In this quarter, we added new packaging (1*1) for Huoliyuan Capsule in addition to the existing packaging (1*2), which boosted its sales revenue. Our revenue from the sale of the 10 products distributed for Shandong YCT accounted for 30.0% of the sales for the nine months ended December 31, 2014, compared to 32.6% for the same period of 2013.

The following table presents the breakdown of revenues by product mix:

	Nine months ended
Sales from:	December 31, 2014	December 31, 2013	Change in $	Variance
Drugs	18,448,805	16,595,676	1,853,130	11.2%
Health care supplements	7,916,858	8,038,271	(121,413)	-1.5%
Total	26,365,663	24,633,947	1,731,716	7.0%

Cost of Sales and Gross Margin

During the nine months ended December 31, 2014, we had cost of sales of $13,397,445, as compared with cost of sales of $11,314,805 during the same period in 2013, an increase of $2,082,640 or 18.4%, reflecting the increase in sales and increased raw material costs.

The gross profit was $12,968,218 for the nine months ended December 31, 2014, which was decreased from the same period in 2013. Our gross margin decreased to 49.2% during the nine months ended December 31, 2014 from 54.1% during the nine months ended December 31, 2013. The decrease was due to raised cost of sales, offset by sales increase.

Selling Expenses

Our selling expenses increased by $550,352, or 28.3%, to $2,496,500 for the nine months ended December 31, 2014, from $1,946,148 for the same period of 2013. The increase was mainly due to the additional advertisement expenses in 2014. We spent $668,166 to order 100,000 desk calendars and 100,000 hanging calendars for marketing purpose in light of the New Year. As a percentage of sales, selling expenses increased slightly from 7.9% for the nine months ended December 31, 2013 to 9.5% for the same period of 2014.

General and Administrative Expenses

Our general and administrative expenses were $2,287,081 during the nine months ended December 31, 2014, compared with $2,026,062 during the nine months ended December 31, 2013, an increase of $261,019 or approximately 18.5%. The increase was due to additional amortization of prepaid lease based on the agreement signed into effect since March 1, 2014.

Research and Development Expenses

Research and development expenses were $566,050 during the nine months ended December 31, 2014 compared with $708,158 during the nine months ended December 31, 2013, a decrease of $142,108, or 20.1%. In prior year, we had increased expenses related to investments in future new technologies and products that can be utilized to refine and extract the beneficial components from plants, primarily gingko.

Interest Income

Interest income was $72,031 for the nine months ended December 31, 2014, increased by $22,535 or 45.5%, compared to $49,496 for the nine months ended December 31, 2013. The increase reflected the increased cash balance.

Income Tax

Income tax was $1,898,351 during the nine months ended December 31, 2014, as compared to $2,130,015 for the same period of 2013, a decrease of $231,664, or approximately 10.9%. The decrease was primarily due to the decreased taxable income during the nine months ended December 31, 2014.

Net Income

As a result of the factors described above, we generated net income of $5,792,267 during the nine months ended December 31, 2014, as compared with net income of $ 6,558,255 during the nine months ended December 31, 2013.

Other Comprehensive Income

As a result of a currency translation adjustment, other comprehensive income was $309,794 during the nine months ended December 31, 2014, compared with $1,453,667 during the nine months ended December 31, 2013; which is mainly attributable to the exchange rate fluctuations from Chinese RMB, the functional currency used in our Chinese subsidiary, to US dollar, our reporting currency.

Liquidity and Capital Resources

Our principal sources of liquidity were primarily generated from our operations. As of December 31, 2014, we had $25,865,121 in working capital, an increase of $6,092,117 or 31% as compared to $19,773,003 in working capital at March 31, 2014. The increase was mainly due to increase in cash and cash equivalent, and inventory.

Based on our current operating plan, we believe that existing cash and cash equivalents balances, and the funds to be generated by operations will be sufficient to meet our working capital and capital requirements for our current operations for at least the next 12 months. Our operations produced positive cash flow of $5,570,701 during the nine months ended December 31, 2014 due to an increase in cash and cash equivalent. We did not have accounts receivable outstanding as of December 31, 2014. We expect our marketing activities to continue to help generate positive cash flow.  We may be required to seek additional capital and reduce certain spending as needed on an on-going basis. There can be no assurance that any additional financing will be available on acceptable terms.

The following table sets forth a summary of our cash flows for the period as indicated:

	Nine months ended
	December 31, 2014	December 31, 2013	Change in $	%
Net cash provided by operating activities	$7,044,765	$4,768,336	2,276,429	47.7%
Net cash provided by(used in) investing activities	$(1,569,316)	$(18,182,799)	16,613,483	-91.4%
Net cash provided by financing activities	$-	$-	-	0.0%
Effect of exchange rate change on cash and cash equivalents	$95,252	$439,891	(344,639)	-78.3%
Net increase in cash and cash equivalents	$5,570,701	$(12,974,572)	18,545,273	-142.9%
Cash and cash equivalents, beginning balance	$18,624,644	$29,924,188	(11,299,544)	-37.8%
Cash and cash equivalents, ending balance	$24,195,345	$16,949,616	7,245,729	42.7%

Operating Activities

For the nine months ended December 31, 2014, net cash provided by operating activities was $7,044,765, compared to $4,768,336 for the same period in 2013. We made prepaid land lease in the amount of $1,545,218 for the nine months ended December 31, 2013. There was no lease payment for the nine months ended December 31, 2014.

Investing Activities

Net cash used in investing activities was $1,569,316 for the nine months ended December 31, 2014 as compared to $18,182,799 for the nine months ended December 31, 2013. We made investment to construct our own acer truncatum bunge planting base and planted 6,670,000 trees during the nine months ended December 31, 2013.

Financing Activities

There were no financing activities for the nine months ended December 31, 2014 and 2013.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on their financial condition or results of operations.

Critical Accounting Policies

This section should be read together with the Summary of Significant Accounting Policies included as Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2014 and 10-Q for the period ended December 31, 2014 filed with the SEC.

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

Principles of consolidation

The consolidated financial statements for the nine months ended December 31, 2014 and 2013 include the accounts of China YCT International Group, Inc and Shandong Spring Pharmaceutical Company. Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).  All significant inter-company balances and transactions are eliminated in consolidation.

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

Changes in internal controls.

The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2014, and they have concluded that there was no change to the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: February 17, 2015

/s/ Yan Tinghe
Yan Tinghe Chief Executive Officer (Principal Executive Officer)

/s/ Li Chuanmin
Li Chuanmin Chief Financial Officer (Principal Financial Officer)

