Form 10-K
period 2015-03-31
China YCT International Group, Inc.
filed 2015-07-13
CIK 847464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-K

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2015 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes ☒ No ☐

Indicate by check mark disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Small reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of September 30, 2014, the aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon close sale price of such shares as reported on the OTCQB Marketplace, was $9,545,644.

The number of shares outstanding of the issuer’s common stock, as of July 5, 2015 was 29,700,690.

CHINA YCT INTERNATIONAL GROUP, INC.

FORM 10K
For the Fiscal Year Ended March 31, 2015

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

ITEM 1.                     BUSINESS

The Structure of our Business

China YCT International Group (“CYIG” or “the Company”) principally operates through two of its wholly-owned subsidiary, Landway Nano Bio-Tech Group, Inc. (“Landway Nano”), incorporated in Delaware, and Shandong Spring Pharmaceutical Co., Ltd. (“Shandong Spring Pharmaceutical”), a corporation organized in the People’s Republic of China (the “PRC”). Shandong Spring Pharmaceutical is engaged in the business of developing, manufacturing and selling its own medicine made primarily from ginseng extract, development of the acer truncatum bunge planting bases, and distributing health care supplement products manufactured by another company in the PRC.

From January 2006 until January 2007 management of Shandong Spring Pharmaceutical was engaged in developing the company’s manufacturing facility and distribution network. In January 2007, Shandong Spring Pharmaceutical commenced revenue-producing activities, specifically distributing products manufactured by Shandong Yong Chun Tang Bioengineering Co., Ltd. (“Shandong YCT”).

Shandong Spring Pharmaceutical was originally organized as a subsidiary of Shandong YCT for the purpose of focusing on advanced technology related to the use of gingko as an aide to health. Shandong YCT later transferred ownership of Shandong Spring Pharmaceutical to its equity-holders. Shandong Spring Pharmaceutical served solely as a distributor for Shandong YCT through the end of its fiscal year on March 31, 2009, pursuant to a distribution agreement that fixed the resale profit that would be earned by Shandong Spring Pharmaceutical. On February 26, 2015, we renewed the Purchase and Sale Contract with Shandong YCT for a term of two years ending on February 28, 2017..Pursuant to the renewed agreement, the Company can purchase 10 products from Shandong YCT at fixed prices with products selected according to their sales and profits. Mr. Yan Tinghe, our founder and Chief Executive Officer, was the principal shareholder of Shandong YCT until he sold all of his shares of Shandong YCT to an unrelated party on Dec 16, 2009.

In March 2010, the Company purchased a patent from Shandong YCT for US$6.74 million, which enabled the Company to manufacture and distribute medicine products for cardio cerebral vascular disease, cosmetics, and healthcare products. The patent acquired from Shandong YCT was independently assessed at a fair value of USD11.14 million by Beijing Beifang Yashi Asset Evaluation Company based on the current income value method. The purchase price for the patent was negotiated between the Company and Shandong YCT based on the assessed value and purchased by the Company at a discount. The patent is for an aglycone type and purification method of biotransformation in herbal product manufacturing process to extracting herbal flavonoid more extensively, and has a legal life of 16.5 years.

On October 26, 2010, Shandong Spring Pharmaceutical signed an agreement to purchase three patents relating to Chinese herbal formulas from Jining Tianruitong Technology Development Limited Company for $15,557,318. We received an independent assessment of the value of the patents, which substantiated the purchase price. Approval from the State Intellectual Property Office of the PRC is required for the transfer of the patent. We obtained governmental approvals for the transfer of the two patents in October 2011, which were transferred to the Company. Due to the failure of obtaining governmental approval for the third patent, the Company amended the agreement in January 2013 to reflect the two acquired patents with a final cost of $11,459,260. The acquisition of the third patent was cancelled with the outstanding payment settled. The two patents are “Treatment to ischemic encephalopathy and its preparation method” (ZL200510045001.9) and “Chinese herbal medicine compound to treat renal insufficiency and its preparation” (ZL200710013301.8), with legal lives of approximately 14 years and 15 years, respectively.

The Development of Acer Truncatum Bunge Planting Base

On March 22, 2011, the Chinese Ministry of Health officially approved acer truncatum bunge seed oil, along with peony seed oil as a new food resource (No. 9 Announcement issued in 2011). Subsequently, in December 2011, the Chinese National Development and Reform Commission, jointly with the Ministry of Industry and Information Technology, issued the Twelfth Five-year Development Plan of Food Industry, whereby “the nutrition and health food manufacturing industry” was listed for the first time in the national development plan as a focused developing area. In July 2013, the Company initiated an investment plan (the “Plan”) to take advantage of the national policy. Accordingly, the Company planned to use its own capital reserves to develop and cultivate its own planting base for acer truncatum bunge. The development of the project will take five years with a total investment of approximately RMB302 million (approximately USD49.3 million).  As of March 31, 2015, the Company has invested approximately $35.3 million in the development of acer truncatum bunge planting base.  The Company has a plan to obtain a new farmland lease for 2,000 mu and expects to spend $16.3 million on the first five-year lump-sum lease payment and for additional acer truncatum bunge planting.

The Company entered into three Farmland Leasing Agreements for the development of the acer truncatum bunge planting bases. On June 20, 2013, the Company entered into a Farmland Leasing Agreement with Shiqiao Village for 2,000Mu of farmland for the development of the acer truncatum bunge planting bases. The lease term is from July 1, 2013 to June 30, 2043. The lease payment is about RMB1,000(approximately USD 163) per Mu annually and payable for five years of rents in advance. The first lease payment was for the rents of the first five years in the amount of RMB10,000,000 (approximately USD1,625,461). On March 1, 2014, the Company entered into a second Farmland Leasing Agreement with Zhongce No.4 Village for the lease of 200Mu of farmland for the development of the acer truncatum bunge planting bases. The lease term is from March 1, 2014 to February 28, 2044. The lease payment is RMB1,000,000 (approximately USD 162,541) for each five-year period in advance. The first lease payment was for the rents for the first five years in the amount of RMB1,000,000 (approximately USD162,546). On January 7, 2015, the Company entered into a third Farmland Leasing Agreement with Shandong Wanziyuan Tourism Development Co. to lease 2,000Mu of farmland for the development of the acer truncatum bunge planting bases. The lease term is from January 15, 2015 to December 31, 2029. The lease payment is RMB1, 000 (approximately USD 163) per Mu annually and should be paid every five years in advance. The first lease payment was for the rent of the first five years in the amount of RMB10,000,000 (approximately USD1,628,081).

As of March 31, 2014, the Company completed Phase I of the Plan, which included development of the 2,200Mu of farmland and planting of 2,948,000 acer truncatum bunges trees. The Company has made a five-year advanced payment in the amount of $1,788,007 for the 30-year term farmland leases and $1,300,369 for acquisition of an irrigation system. In addition, on August 10, 2013, the Company purchased a nursery for $15,333,951. As of March 31, 2015, the Company completed the Phase II of the Plan, which it  expanded its development for another 2,000Mu. As of March 31, 2015, the Company has planted 4200mu or 4,948,000 trees of acer truncatum bunge.  These trees are expected to be in production in the fourth quarter of the calendar year 2017along with the construction of an ecological, scientific, and industrial park and related supporting facilities from 2015 to 2018.

The profits from our health and medical products are adequate to fund our ongoing operations. In order to fully implement its business plan, however, Shandong Spring Pharmaceutical will require a capital infusion to mainly finance the production of seed oil from acer truncaum bunge.   The estimated funding requirement is about $5 million.

The Market for Major Products

The Company’s own product, Huoliyuan Capsule, is the only herbal medicine of its type  made in the form of a capsule among all peer products.  Most peer products come in the form of tablets. After the 2014 crisis in China in the quality failure in the capsule materials, the market demand for Huoliyuan capsule has been stabilized.

Our Ginkgo Herbal Tea is health food approved by Ministry of Health (WeiShiJianZi 1999 No. 0529). We have established our unique distribution system with hundreds of franchised stores. While sales of other ginkgo products are sluggish due to their single formulas and plain manner of  distribution, some competitors lost their market share after a few years. The Company expects that there will be a growth market for the health herbal teas from the growing senior population in China while the market is becoming more competitive.

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

Research and Development: Our Products

Our goal is to utilize advanced biological technology to isolate and extract the beneficial compounds in plants that have traditionally been known to have medicinal benefits We also focus our research on the seed selection and planting technologies for greater yield of leaves and seeds from the plants as well as the most efficient method to isolate and extract nervonic acid from seed oil. We have a staff of 27 employees engaged in research and development of new technologies and resulting products. In addition we maintain close ties to the research staffs at Tsinghua University, China Agriculture University, Shandong Herbal Medicine University, and the Shandong Herbal Medicine Research Institute. We entered into a written R&D Cooperation Agreement with Nanjing Forestry University, pursuant to which we will invest on a national herbal R&D center with Nanjing Forestry University and have the right of first refusal on the transfer and use of Nanjing Forestry University’s herbal related technologies. We also entered into an R&D Cooperation Agreement with Shandong University on April 26, 2011, which is effective until April 25, 2014. Pursuant to the agreement with Shandong University, we invested RMB 300,000 (approximately USD 45,000) in R&D projects and will be the co-owner of the resulting technologies. We were also committed to make further investments equal to 10% of our profits arising from Shandong University’s technologies.

During the fiscal year ended March 31, 2015, we spent $887,782 in research and development. Our R&D expenses were primarily used for acquiring and testing raw material, and also the ordinary maintenance expense for our research equipment.

Huoliyuan Capsule

In January 2007, the Company purchased from Beijing Boya Research Institution, Ltd., a patent for RMB400,000 (approximately USD$58,000) for the Huoliyuan Capsule. In 2010, the Company started to manufacture and distribute our new product, Huoliyuan Capsule. During the year ended March 31, 2015, the Company produced approximately 4.31 million boxes of (1*3 pack), 4.29 million boxes of (1*2 pack), and 1.71 million boxes of (1*1pack) of Huoliyuan Capsule.  The Company sold approximately 4.31 million boxes of (1*3 pack) with a retail price of RMB20 Yuan per box for 3.08 million boxes and a retail price of RMB24 per box for 1.23 million boxes, 4.29 million boxes of (1*2 pack) with a retail price of RMB20 Yuan per box for 1.15 million boxes and RMB16 Yuan per box for 3.14 million boxes, and 1.71 million boxes with a retail price of RMB10 per box.

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

Property and Facilities

We completed a new manufacturing facility during the fiscal year ended March 31, 2012, which is mainly used to facilitate the full production of huoliyuan capsule. Because we have installed two more packing machines, the annual production capacity of the Huoliyuan Capsule manufacturing factory is 15 million boxes per year; sales of which reached 71.47% of our total annual sales in the fiscal year ended March 31, 2015. Our new factory includes a powder injection production line and cleaning and purifying equipment. The factory also includes a pin powder workshop, and a solid manufacturing workshop. Huoliyuan is manufactured in a dedicated workshop, and the second workshop will be used as our research facility. The Company has no immediate plan to build more workshops or factories.

Shandong Spring Pharmaceutical operates on a property of approximately 56,894 square meters (14.06 acres) that the Company has a land use right over the property. Besides housing our executive offices, the property is home to a manufacturing facility measuring 17,200 square meters and a research facility measuring 3,000 square meters.

Starting from June 2013, the Company started development of its own acer trunkatum bunge planting bases. The Company signed into three separate lease agreements for the leasing of 4,200 farmland for a term of 30 years and 14 years, respectively. As of March 31, 2015, the Company has completed planting of 4,948,000 trees with production expected in the fourth quarter of  the calendar year 2017.

Certifications

The manufacturing facility developed by Shandong Spring Pharmaceutical has received GMP (good manufacturing practices) certification granted by the Chinese government. GMP is the only certified manufacturing standard certificate that is authorized by the Chinese government. Only companies that pass GMP standards and obtain the certificate that is issued by Chinese government are able to manufacture medicine and related products. The company has also achieved ISO9000 certification for its management processes.  The Company received QS cetification for Ace Truncatum Bunge Seed Oi granted by the state Food and Drug Administration  on February 13, 2015.

The farm operated by Shandong Spring Pharmaceutical is operated in a manner consistent with the requirements for organic certification set up by the Organic Foods Development Center. The health products manufactured have been certified as “green” by the Chinese Ministry of Agriculture in 2006, which reflects the company’s dedication to organic agricultural methods.

Marketing

We distribute products of Shandong YCT pursuant to a Purchase and Sale Contract executed on December 26, 2006. The contract set forth the wholesale prices at which we purchase products from Shandong YCT. On February 26, 2015, we renewed the Purchase and Sale Contract with Shandong YCT, for a term of two years. Pursuant to the renewed agreement, we can purchase 10 products from Shandong YCT at fixed prices, which were selected according to their sales volume and profits.

Our in-house marketing staff supervises independent primary dealers, who sub-distribute through networks of supermarkets, beauty parlors and other retail sites. This network allows us to accomplish broad geographic distribution with a marketing staff of only eight people, thus keeping our overhead low. On January 7, 2009, we have established a strategic relationship with China National Post Logistics, a subsidiary of China Post that has 31 provincial offices located throughout China to deliver our products to our customers. In the years ended March 31, 2015 and 2014, the Company mainly sold products to individual retail customers through ten and nine major distributors, respectively. The Company obtained the direct marketing license on May 22, 2015, which allows the Company to sell the product directly to its customers. The direct sale business commenced in June 2015.

Employees

Shandong Spring Pharmaceutical c employed 279 individuals, each on a full-time basis, as of March 31, 2015, of which, 24 employees are involved in administration; 37 are dedicated to marketing and other functions, and 27 to research and development. The remainder of our employees is involved in manufacturing. We believe that we have a good relationship with our employees.

ITEM 1A                   RISK FACTORS

You should carefully consider the risks described below before buying our common stock. If any of the risks described below actually occurs, that event could cause the trading price of our common stock to decline, and you could lose all or part of your investment.

Unexpected factors may hamper our efforts to implement our business plan.

Our business plan contemplates that we will become a fully integrated grower, manufacturer and marketer of various herbal products. We commenced manufacture of Huoliyuan Capsules in 2010; and our business shifted from largely distributing health and beauty aids manufactured by Shandong YCT, to manufacturing and marketing Huoliyuan Capsules. In order to fully implement our business plan, we will have to successfully complete the development of an agricultural facility and an industrial facility. The complexity of this undertaking means that we are likely to face many challenges, some of which are not yet foreseeable. Problems may occur with our raw material production and with the roll-out of efficient manufacturing processes. If we are not able to minimize the costs and delays that result, our business plan may fall short of its goals, and the current profitability or our distribution activities may be offset by losses from the herbal business.

The development of acer trunkatum bunge based products may not succeed.

The Company is devoting substantial resources to the development of products based on acer trunkatum bunge and estimates that the development of the project will take five years with a total investment of approximately RMB302 million (approximately USD49.3 million). As of March 31, 2015, the Company has invested approximately $35.3 million in the development of products based on acer trunkatum bunge.  The Company estimated that the remaining of $16.3million will be used for the first five-year lump sum lease payment for a new 2000mu farmland lease and for additional acer trunkatum bunge planting.  However there can be no assurance that such product development will be successful and while we intend to finance the development of the products from internally generated capital, there is no assurance that our other operations will generate sufficient capital to finance such development or, if insufficient, if alternate financing will be available.

Three suppliers account for most of our purchases.

Before September 2009, the exclusive business activity of Shandong Spring Pharmaceutical was the distribution of products manufactured by its formerly affiliate company Shandong YCT. The Company purchases the majority of its products from Shandong YCT and sold them to end customers through its major distributors. Since late 2009, the Shandong YCT was no longer a related party to the Company and the Company has also started to be the manufacture, marketing, and distributor of its own product, Huoliyuan capsule in addition to be the distributor of Shandong YCT.  For the year ended March 31, 2015, the amount purchased from Shandong YCT was amounted to RMB 36.1 million, and the purchase from the three major vendors (including Shandong YCT) was RMB 103.7 million, representing 95% of the Company’s annual total purchases. In the event we lose the three major vendors including Shandong YCT or their business suffer adverse developments, our financial condition will be materially and adversely affected.

We may need to raise capital to fund establishment of our acer truckatum bunge bisiness

We started establishing of our own acer trunkatum bunge planting base to conduct research and development of medical and health care products. We estimate that we will be unable to achieve profitable operations unless we invest approximately $33 million in development. We have funded $35.3 million to date from operations and expect to fund the balance from operations.   However, if we are unable to fund the balance from operations, we may need to obtain capital from another source or delay operation of the business. . We cannot determine, therefore, the terms on which we will be able to raise the necessary funds. It is possible that we will be required to dilute the value of our current shareholders’ equity in order to obtain the funds. If, however, we are unable to raise the necessary funds, our growth will be limited, as will our ability to compete effectively.

We are subject to the risk of natural disasters.

We intend to produce the greater portion of our raw materials. In particular, we intend to produce our own acer trunkatum bunge. acer trunkatum bunge are very sensitive crops, which can be readily damaged by harsh weather, by disease, and by pests. If our crops are destroyed by drought, flood, storm, blight, or the other woes of farming, we will not be able to meet the demands of our manufacturing facility, which will then become inefficient and unprofitable. In addition, if we are unable to produce sufficient products to meet demand, our distribution network is likely to atrophy. This could have a long- term negative effect on our ability to grow our business, in addition to the near-term loss of income.

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

Increased government regulation of our production and/or marketing operations could diminish our profits

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

If we were successfully sued for product liability, we could face substantial liabilities that may exceed our resources

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

We may be adversely affected by complexity, uncertainties and changes in PRC regulation of pharmaceutical business and companies, including limitations on our abilities to own key assets.

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

Any deterioration of political relations between the United States and the PRC could impair our financing activities and your investment in us

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

Price control may affect both our revenues and net income

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

The economy of the PRC has historically been a nationalistic, “planned economy,” meaning it functions and produces according to governmental plans and pre- set targets or quotas. In certain aspects, the PRC’s economy has been making a transition to a more market-oriented economy, although the government imposes price controls on certain products and in certain industries. However, we cannot predict the future direction of these economic reforms or the effects these measures may have. The economy of the PRC also differs from the economies of most countries belonging to the OECD, an international group of member countries sharing a commitment to democratic government and market economy. For instance:

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

Fluctuation in the value of RMB may have a material adverse effect our financial results as reported in US dollars

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

Legislative actions and potential new accounting pronouncements may impact our future financial and results of operations

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

Shandong Spring Pharmaceutical operates on a property of approximately 56,894 square meters in Sishui, Shandong, pursuant to a land lease agreement with local government, that expires in May 2056. Besides housing our executive offices, the property includes a manufacturing facility measuring 17,200 square meters and a research facility measuring 3,000 square meters.

ITEM 3.                     LEGAL PROCEEDINGS

None.

ITEM 4.                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.                     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)	Market Information.

Our common stock is listed for quotation under the trading symbol “CYIG” on the National Quotation Bureau OTCQB. Set forth below are the high and low bid prices for each of the fiscal quarters since April 1, 2013. The reported bid quotations reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

Period	High	Low
April 1, 2013 to June 30, 2013	$0.80	$0.15
July 1, 2013 to September 30, 2012	$0.33	$0.10
October 1, 2013 to December 31, 2013	$0.95	$0.19
January 1, 2014 to March 31, 2014	$0.76	$0.36
April 1, 2014 to June 30, 2014	$1.19	$0.55
July 1, 2014 to September 30, 2014	$0.89	$0.52
October 1, 2014 to December 31, 2014	$0.55	$0.38
January 1, 2015 to March 31, 2015	$0.52	$0.31

(b)	Holders. We have 767 registered stockholders of record of our Common Stock, as of March 31, 2015

(c)
Dividend Policy. We have not declared or paid cash dividends or made distributions in the past, and we do not anticipate that we will pay cash dividends or make distributions in the foreseeable future. We currently intend to retain and reinvest future earnings, if any, to finance our operations.

(d)	Equity Compensation Plan Information.

The information set forth in the table below regarding equity compensation plans (which include individual compensation arrangements) was determined as of March 31, 2015

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	0	0	0
Total	0	0	0

(e)	Recent Sales of Unregistered Securities.

None

(f)	Repurchase of Equity Securities. The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the year ended March 31, 2015.

ITEM 6.                     SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.                     MANAGEMENT'S DISCUSSION AND ANALYSIS.

Results of Operations

The following table sets forth information from our statements of comprehensive income for the years ended March 31, 2015 and 2014, in dollars:

	Years Ended
	March 31,		$	%
	2015	2014	Change	Change
Revenue	37,943,113	34,062,632	3,880,481	11.4%
Cost of Goods Sold	(18,573,370)	(16,134,479)	(2,438,891)	15.1%
Gross Profit	19,369,743	17,928,153	1,441,590	8.0%
Operating Expenses	(7,570,690)	(7,209,730)	(360,960)	5.0%
Operating Income	11,799,053	10,718,423	1,080,630	10.1%
Interest Income, net	86,019	79,364	6,655	8.4%
Income Tax Provision	(2,994,599)	(2,676,813)	(317,786)	11.9%
Net Income	8,890,473	8,120,974	769,499	9.5%
Comprehensive Income	9,005,392	8,962,973	42,419	0.5%

Revenue

During the year ended March 31, 2015, we realized $37,943,113 in revenue, representing an increase of 11.4% or $3,880,481 as compared to $34,062,632 for the same period in 2014. We increased advertising and promotion of our Huoliyuan Capsule since obtaining the certification pursuant to the criteria set forth by the Good Manufacturing Practices (revised 2010) issued by China Food and Drug Administration (hereafter referred to as new GMP) in the third quarter of 2014.

Part of our revenues was generated by distributing products manufactured by Shandong YCT. We entered into a Purchase & Sale Contract with Shandong YCT on December 26, 2006, which sets forth the wholesale price that we pay to Shandong YCT for each of the products it produces. On February 26, 2015, we renewed the Purchase and Sale Contract with Shandong YCT for a term of two years ending on February 28, 2017.. Pursuant to the renewed contract, we can purchase 10 products from Shandong YCT at fixed prices, with the products selected according to their sales volume and profit. During the year ended March 31, 2015, 28.6% of our total revenue was generated as the distributor of Shandong YCT, compared to 32.2% during the year ended March 31, 2014.

Huoliyuan Capsules accounted for 71.4% of our revenue during the year ended March 31, 2015, compared to 67.8% during the year ended March 31, 2014. Since July 2010, the Company has become not only a distributor of Shandong YCT but also a manufacturer and distributor of our own products, Huoliyuan Capsule. Since late 2011, we have made great effort on marketing and developing new customers for our self-produced drug – Huoliyuan Capsule. As a result, we obtained new customers and expanded our sales of Huoliyuan Capsule.

The following is the sales breakdown by products during the years ended March 31, 2015 and 2014:

	For the years ended March 31,
	2015		2014
Health care supplements	10,851,726	28.6%	10,984,753	32.2%
Drugs (Huoliyuan Capsule)	27,091,387	71.4%	23,077,879	67.8%
Total	37,943,113	100%	34,062,632	100%

Cost of Goods Sold

Our costs of revenue comprised primarily of the cost of finished goods we purchased from Shandong YCT, the raw materials we purchased from third party vendors, and the manufacturing cost of our own drug, Huoliyuan Capsule. The cost of manufacturing Huoliyuan Capsule was approximately 72.3% and 67.7% of the total cost of goods sold during the year ended March 31, 2015 and 2014, respectively.

During the year ended March 31, 2015, our cost of goods sold totaled $18,573,370, representing an increase of $2,438,891 or 15.1% as compared to $16,134,479 during the year ended March 31, 2014. The percentages of the costs of goods sold to total revenues increased from 47.4% for fiscal year 2014 to 49% for fiscal year 2015 primarily due to slight increase in material cost for Huoliyuan.

Gross Profit

Gross profit for the year ended March 31, 2015 was $19,369,743, an increase of 8% or $1,441,590 as compared to the same period for the prior year. Gross profit as a percentage of net revenues was approximately 51% for the year ended March 31, 2015, slightly decreased from 52.6% for same period of 2014. We had a higher percentage of sales derived from Huoliyuan for the year ended March 31, 2015, which had a slightly higher production cost than last year.

The comparison of the profits for the years ended March 31, 2015 and 2014 as follows:

	March 31, 2015	March 31, 2014	Change in $	Variance
Health care supplements	5,821,272	5,779,665	41,607	0.72%
Drugs (Huoliyuan capsule)	13,548,471	12,148,488	1,399,983	11.5%
Total	19,369,743	17,928,153	1,441,590	8.0%

Research and Development Expenses

Our R&D expenses for the year ended March 31, 2015 were $887,782 or approximate 2.3% of total revenue, a decrease of $346,611 or 28.1%, as compared to $1,234,393 or approximately 3.6% of total revenue for the year ended March 31, 2014.  For the year ending March 31, 2015, we have further reduced our effort related to making investments in research and development of new technologies and products that can be utilized to refine and extract the beneficial components from plants, primarily gingko, due to other focus, such as development of our own acer trunkatum bunge planting bases.

Our long-term goal is to utilize advanced biological technology to refine and extract the beneficial compounds in plants that have traditionally been known to have medicinal benefits, primarily gingko and acer trunkatum bunge plants. As of March 31, 2015, we had 27 R&D staff.

Selling, General and Administrative Expenses

Our selling expenses consist primarily of sales commissions, advertising and promotion expenses, freight charges and related compensation. Our selling expenses for year ended March 31, 2015 were $3,234,248 or 8.5% of our total revenue for the period, representing no change in the percentage of total revenue from the prior year ended March 31, 2014.

Our G&A expenses for the year ended March 31, 2015 increased by 12.1% or $371,483 as compared to the prior year. The increase was mainly due to the higher legal and consulting fees and additional amortization expense for the newly prepaid lease.

Net Income

As a result of above, during the year ended March 31, 2015, we realized net income of $8,890,473, representing a 9.5% or $769,499 increase, compared to $8,120,974 during the year ended March 31, 2014. The increase was mainly due to the higher sales volume of Huoliyuan Capsules in the year ending March 31, 2015.

Comprehensive Income

Our business operates entirely in Chinese RMB, but we report our results in our SEC filings in U.S. Dollars. The conversion of our accounts from RMB to Dollars results in translation adjustments, which are reported as a middle step between net income and comprehensive income. The net income is added to the retained earnings on our balance sheet while the translation adjustment is added to a line item on our balance sheet labeled “other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business. During the year ended March 31, 2015, the effect of converting our financial results to Dollars was to add $114,919 to our other comprehensive income, as compared to $841,999 during the year ended March 31, 2014 as a result of the currency exchange rate fluctuation.

Liquidity and Capital Resources

Our principal sources of liquidity were generated from our operations. As of March 31, 2015, we had $13,013,469 in working capital, a decrease of $6,759,534 or 34.2% as compared to $19,773,003 in working capital at March 31, 2014. The decline in working capital primarily resulted from our increased investment in acer truncatum bunge planting and made advance lease payments for a new farmland lease signed in the year ended March 31, 2015.

Based on our current operating plan, we believe that existing cash and cash equivalents balances, and the funds to be generated by operations will be sufficient to meet our working capital and capital requirements for our current operations for at least the next 12 months. Our operations produced positive cash flow of $11,182,527 during the year ended March 31, 2015. We had accounts receivable of $95,544 outstanding as of March 31, 2015. We expect our marketing activities to continue to help generate positive cash flow.  The operations of our own manufacturing since fiscal year 2010 and the development of our own acer truncatum bunge planting bases have put some pressure on our cash flow. We may be required to seek additional capital and reduce certain spending as needed on an on-going basis. There can be no assurance that any additional financing will be available on acceptable terms.

In order to fully implement our business plan, however, we will require capital contributions far in excess of our current asset value. Our budget for bringing our manufacturing facility to an operating level that assures profitability is $5 million. Our expectation, therefore, is that we will seek to access the capital markets in both the U.S. and China to obtain the funds we need. At present we have no commitment from any source for additional funds and there can be no assurance that the funds will be available on terms acceptable to us.

The following table sets forth a summary of our cash flows for the periods indicated:

	Years ended
	March 31, 2015	March 31, 2014	Change in $	%
Net cash provided by operating activities	$11,182,527	$7,935,278	3,247,249	40.9%
Net cash used in investing activities	$(16,748,488)	$(19,479,285)	2,730,797	(14.0)%
Effect of exchange rate change on cash and cash equivalents	$24,849	$244,463	(219,614)	(89.8)%
Net decrease in cash and cash equivalents	$(5,541,112)	$(11,299,544)	5,758,432	(51.0)%
Cash and cash equivalents, beginning balance	$18,624,644	$29,924,188	(11,299,544)	(37.8)%
Cash and cash equivalents, ending balance	$13,083,532	$18,624,644	(5,541,112)	(29.8)%

Operating Activities

Net cash provided by operating activities was $11,182,527 for the year ended March 31, 2015, which was an increase of 40.9% or $3,247,249 from the $7,935,278 net cash provided by operating activities for the same period one year earlier. The increase was mainly due to the increase in sales, decrease in R&D expense, reduction in inventory, and increase in tax payable.

Investing Activities

During the year ended March 31, 2015, our net cash used by investing activities was $16,748,488 which was a decrease of 14.0% or $2,730,797 as compared to $19,479,285 of net cash used for the year ended March 31, 2014. This change was primarily due to the new farmland lease, acer truncatum bunge planting fee and the fee of acer truncatum bunge trees incurred in the year ending March 31, 2015.  In the year ended March 31, 2015, we continued to invest in acer truncatum bunge planting and signed a new farmland lease with Sizhang Township.  As of March 31, 2015, we completed planting trees on the 4,200Mu of leased farmland; which were in the development stage with production expected in the fourth quarter of 2017.

Financing Activities

No net cash was generated or used by financing activities over the years ended March 31, 2015 and 2014.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

Critical Accounting Policies and Estimates

We have made no material changes to our critical accounting policies in connection with the preparation of financial statements for fiscal year 2015.

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

ITEM 8                       FINANCIAL STATEMENTS

The full text of our audited consolidated financial statements as of March 31, 2015 and 2014 begins on page F-1 of this Report.

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

As disclosed in our annual report on Form 10-K for the year ended March 31, 2015 we had identified the following material weakness in internal control over financial reporting:

Lack of expertise in U.S accounting principles among the personnel in our Chinese headquarters

Our books are maintained and our financial statements are prepared by the personnel employed at our executive offices in Shandong Province in the PRC. Few of our employees have experience or familiarity with U.S accounting principles. We have retained a consultant to advise us on a part-time basis as to U.S. accounting principles.

As an interim solution, the Company engaged two part time consultants who are qualified financial professionals. In addition, we require all of the accounting personnel in the accounting department take a minimum of 24 CPE credits annually with a focus on US GAAP and internal financial reporting standards. Therefore, management believes that we have remediated the weakness and can remove the assessment going forward. Our Chief Executive Officer and Chief Financial Officer concluded that we have remediated the weakness and China YCT International Group’s system of disclosure controls and procedures was effective as of March 31, 2015 for the purposes described in this paragraph.

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

ITEM 9B                    OTHER INFORMATION

None.

PART III

ITEM 10.                    DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following individuals are the members of our Board of Directors and executive officers as of June 19, 2015.

Name	Age	Position with the Company
Yan Tinghe	60	Chairman, Chief Executive Officer
Chuanmin Li	50	Chief Financial Officer
Zhang Jirui	59	Director
Robert J. Fanella	64	Independent Director
Dr. Bai Junying	54	Independent Director
Zhang Wengao	70	Independent Director
Zhou Hanwei	48	General Manager of Shandong Spring Pharmaceutical
Ding Xuzhong	43	Chief Marketing Officer
Zhang Qiang	43	Chief Administration Officer
Shao Zecheng	42	Vice President

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

Zhou Hanwei . Mr. Zhou has been employed by Shandong Spring Pharmaceutical Co., Ltd., our wholly owned subsidiary, as its General Manager since 2008. He is a Licensed Pharmacist in the PRC and has over 25 years of experience in the pharmaceutical industry. Prior to joining us, Mr. Zhang was employed by Shandong Guanglin Pharmaceutical as General Manger from 2006 to 2008. He graduated from Shenyang Pharmaceutical University in 1994 and majored in Pharmacy.

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

Shao Zecheng . Mr. Shao has been involved with capital business for over 10 years. Since 2007 he has been employed as vice president of the Company’s subsidiary, Shandong Spring Pharmaceutical Co., Ltd. From 1997 to 2007, Mr. Shao was employed as Minister of Korean Daewoo Group.  During the period, he successfully managed, designed and programmed 2 ERP projects and cooperated with the other departments of the company in the past years. All the projects were released on schedule, with high quality that helped the company's business grow. From 1994 to 1997, Mr. Shao was a computer engineer at the Shandong Huajin Group. In 1994, Mr. Shao received a diploma from the Shandong Teachers’ University. In 2000, he received the Super Development Engineer Certificate for PoweBuilder in Sybase Center.

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

Section 16(a) Beneficial Ownership Reporting Compliance

None of the officers, directors or beneficial owners of more than 10% of the Company’s common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended March 31, 2015.

ITEM 11.                    EXECUTIVE COMPENSATION COMPENSATION DISCUSSION AND ANALYSIS

Background and Compensation Philosophy

Our Compensation Committee consists of Robert J. Fanella, Zhang Wengao and Bai Junying all, independent directors. The Compensation Committee determined the compensation to be paid to our executive officers based on our financial and operating performance and prospects, the level of compensation paid to similarly situated executives in comparably sized companies, and contributions made by the officers’ to our success. Each of the named officers will be measured by a series of performance criteria by the Board of Directors, or the compensation committee, on a yearly basis. Such criteria will be set forth based on certain objective parameters such as job characteristics, required professionalism, management skills, interpersonal skills, related experience, personal performance and overall corporate performance.

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

Base Salary

The annual compensation for Yan Tinghe and Li Chuanmin for the year ended March 31, 2014 was RMB300,000 (USD48,738) and RMB200,000 (USD32,492) respectively. All such amounts were paid in cash. The base salary reflects each executive’s skill set and the market value of that skill set as determined by our Board of Directors and/or our executive officers.

Bonuses

For the year ended March 31, 2015, Yan Tinghe and Li Chuanmin did not receive cash bonuses.

Equity Awards

There were no stock options acquired by the executive officers during the year ended March 31, 2015.

On June 16, 2015, the Board of Directors granted stock options to purchase 100,000 shares of common stock to each of Tinghe Yan and Chuanmin Li.  The grants were part of a grant of options to purchase a total of 2,600,000 shares of common stock to management of the Company.  The options have a term of ten months  and an exercise price of $0.40 per share.

SUMMARY COMPENSATION TABLE

The following table sets forth all compensation awarded to, earned by, or paid by the Company and its subsidiaries to our Chief Executive Officer and Chief Financial Officer, during the past three fiscal years. There were no executive officers whose total salary and bonus for the fiscal year ended March 31, 2015 exceeded $100,000.

	Fiscal Year	Salary	Bonus	Stock Awards	Option Awards	Other Compensation
Yan Tinghe, CEO	2015	$49,019	0	0	0	0
	2014	$48,738	975	0	0	0
	2013	$46,924	0	0	0	0

Chuanmin Li, CFO	2015	$32,679	0	0	0	0
	2014	$32,679	975	0	0	0
	2013	$31,283	0	0	0	0

Remuneration of Directors

The total amount of the compensation in the form of shares of common stock to the independent directors was $0 for the year ended March 31, 2015.

The Board of Directors agreed to issue to Dr. Bai Junying and Zhang Wengao, upon commencement of their service in 2009 and on each anniversary of his commencement date common shares with a market value equal to $10,000 cash plus $25,000 in the form of restricted shares of common stock. There were no common shares paid for the year ended March 31, 2015.

The Board of Directors agreed to issue to Mr. Robert J. Fanella, upon commencement of his service in 2009 and on each anniversary of his commencement date, common shares with a market value equal to $15,000 cash plus $40,000 in the form of restricted shares of common stock. Starting from April 8, 2013, the commission structure for Mr. Fanella has been changed to $7,500 cash plus $20,000 in the form of restricted shares of comment stock. There were no restricted shares paid for the year ended March 31, 2015.

The compensation paid to the independent directors during the fiscal year ended March 31, 2015 was as follows: Robert J. Fanella: $27,500; Wengao Zhang: $10,000 and Junying Bai: $10,000.

ITEM 12.                    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information known to us with respect to the beneficial ownership of our 20,126,277 outstanding shares of common stock as of June 16, 2015 regarding the following:

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

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)		Percentage of Class
Yan Tinghe	9,653,690	(3)	48.46%
Zhang Jirui	1,427,783		4.81%
Robert J. Fanella	123,634		0.42%
Dr. Bai Junying	12,500		*
Zhang Wengao	12,500		*
All officers and directors as a group (5 persons)	11,230,107	(3)	56.30%

(1)	Except as otherwise noted, each shareholder’s address is c/o Shandong Spring Pharmaceutical Co., Ltd., Economic Development Zone, Gucheng Road, Sishui County, Shandong Province, P.R. China.
(2)	Except as otherwise noted, all shares are owned of record and beneficially.
(3)
On June 15, 2015, the Board of Directors approved stock options to purchase 100,000 shares of common stock to Tinghe Yan.  The options are exerciseable commencing 10 months after grant for a period of five business days at an exercise price of $0.40 per share. The number of shares owned by Tinghe Yan and all officers and directors as a group do not include such 100,000 options.

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

ITEM 14                    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

GZTY CPA GROUP, LLC billed $76,000 and PARITZ & COMPANY, P.A. billed $79,000 to the Company for professional services rendered for the audit of the financial statements for the fiscal years ending on March 31, 2014 and 2015, respectively

Audit-Related Fees

GZTY CPA GROUP, LLC and PRITZ & COMPANY, P.A. billed $0 to the Company during fiscal year ending March 31, 2014 and 2015 for assurance and related services that are reasonably related to the performance of the fiscal 2014 and fiscal 2015 audits.

Tax Fees

GZTY CPA GROUP, LLC and PRITZ & COMPANY, P.A. billed $0 to the Company during fiscal year ending March 31, 2014 and 2015 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

GZTY CPA GROUP, LLC and PRITZ & COMPANY, P.A. billed $0 to the Company in fiscal year ending March 31, 2014 and 2015 for services not described above.

It is the policy of the Company that all services other than audit, review or attest services must be pre-approved by the Board of Directors. No such services have been performed by GZTY CPA GROUP, LLC and PRITZ & COMPANY, P.A. during the fiscal years ending on March 31, 2014 and 2015.

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

10.1	English Translation of Patent Transfer Agreement between Shandong Spring and Shandong YCT, filed as an exhibit to the Company’s Annual Report on Form 10-K/A filed on June 8, 2012

10.2	English Translation of Distribution Agreement between China YCT and Shandong YCT, filed as an exhibit to the Company’s Annual Report on Form 10-K/A filed on June 8, 2012

10.3	English Translation of Form of Distribution Agreement between China YCT and Feng Libin, filed as an exhibit to the Company’s Annual Report on Form 10-K/A filed on June 8, 2012

10.4	English Translation of Loan Agreement between China YCT and Shandong YCT, filed as an exhibit to the Company’s Annual Report on Form 10-K/A filed on June 8, 2012

10.5	English Translation of Loan Agreement between China YCT and Changchun Paper, filed as an exhibit to the Company’s Annual Report on Form 10-K/A filed on June 8, 2012

10.6	English Translation of Employment Agreement between Shandong Spring and Hanwei Zhou as General Manager ,filed as an exhibit to the Company’s Annual Report on Form 10-K/A filed on June 8, 2012

10.7	English Translation of Employment Agreement between China YCT and Chuanmin Li as CFO, filed as an exhibit to the Company’s Annual Report on Form 10-K/A filed on June 8, 2012

10.8	English Translation of Employment Agreement between China YCT and Dailong Li as CTO, filed as an exhibit to the Company’s Annual Report on Form 10-K/A filed on June 8, 2012

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

10.11	Amendment Agreement, dated as of October 21, 2011 between China YCT International Group, Inc. and L.Y. Research Corporation. filed as an exhibit to the Company’s Report on Form 8-K filed on October 24, 2011

10.12	Termination Agreement, dated as of October 29, 2012, by China YCT International Group, Inc. and L.Y. Research Corporation, Filed as an exhibit to the Company’s report on Form 8-K on January 16, 2013.

10.13	Payment Agreement, dated as of January 1, 2013 between Shandong Spring and Jining Tianruitong Corporation. Filed as an exhibit to the Company’s report on Form 10-K filed on June 29, 2014

10.14	Renewal of the Purchase and Sale Contract with Shandong YCT dated as of February 26, 2015*

14.1	China YCT International Group Code of Ethics

14.2	Charter for the Audit Committee

14.3	Charter for the Governance and Nominating Committee

21.1	Subsidiaries of the registration*

31.1	Rule 13a-14(a) Certificate – CEO

31.2	Rule 13a-14(a) Certificate – CFO

32	Certificate pursuant to 18 U.S.C. ss. 1350

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA YCT INTERNATIONAL GROUP, LTD.
By:

/s/ Yan Tinghe	July 13, 2015
Yan Tinghe Chief Executive Officer (Principal Executive Officer)

/s/ Li Chuanmin	July 13, 2015
Li Chuanmin Chief Financial Officer (Principal Financial Officer)

                     In accordance with the Exchange Act, this Report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Yan Tinghe	July 13, 2015
Yan Tinghe, Director
Chief Executive Officer

/s/ Li Chuanmin	July 13, 2015
Li Chuanmin,
Chief Financial Officer

/s/ Robert Fanella	July 13, 2015
Robert J. Fanella
Director

/s/ Bai Junying	July 13, 2015
Dr. Bai Junying
Director

/s/ Zhang Wengao	July 13, 2015
Zhang Wengao
Director

/s/ Zhang Jirui	July 13, 2015
Zhang Jirui
Director

Table of Contents

Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Consolidated Balance Sheets as of March 31, 2015 and 2014	F-1

Consolidated Statements of Comprehensive Income for the years ended March 31, 2015 and 2014	F-2

Consolidated Statements of Stockholders' Equity for the years ended March 31, 2015 and 2014	F-3

Consolidated Statements of Cash Flows for the years ended March 31, 2015 and 2014	F-4

Notes to Consolidated Financial Statements	F-5-F-11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

China YCT International Group, Inc.

We have audited the accompanying consolidated balance sheet of China YCT International Group, Inc. ("the Company") as of March 31, 2015 and the related consolidated statement of comprehensive income, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China YCT International Group, Inc. as of March 31, 2015 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Paritz & Company, P.A.

Hackensack, New Jersey
July 9, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:

China YCT International Group Inc.

We have audited the consolidated balance sheet of China YCT International Group Inc. (the “Company”) as of March 31, 2014 and the related statements of operations, stockholders’ equity and cash flows for the year then ended March 31, 2014. The management of China YCT International Group Inc. is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China YCT International Group Inc. as of March 31, 2014, and the results of its operations and its cash flows for the year ended March 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ GZTY CPA GROUP, LLC

GZTY CPA GROUP, LLC

May 28, 2014

Metuchen, NJ

CHINA YCT INTERNATIONAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2015	March 31, 2014

Assets
Current assets:
Cash and cash equivalent	$13,083,532	$18,624,644
Accounts receivable	95,544	42,049
Prepaid leases – current portion	685,934	359,738
Inventory	896,843	1,592,703
Total current assets	14,761,853	20,619,134

Prepaid leases	2,060,441	1,197,768
Development cost of acer truncatum bunge planting	32,078,148	15,333,951
Plant, property, and equipment, net	12,864,161	13,384,995
Intangible assets, net	15,393,272	16,684,032
Total assets	$77,157,875	$67,219,880

Liabilities and Stockholders’ Equity
Liabilities:
Current liabilities:
Accounts payable and other accrued expenses	$145,321	$29,552
Taxes payable	1,603,063	816,579
Total current liabilities	1,748,384	846,131
Total liabilities	1,748,384	846,131

Stockholders’ Equity
Preferred stock, par value $500.00 per share; 45 shares authorized and issued and outstanding at March 31, 2015 and 2014	22,500	22,500
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 29,700,690 and 29,663,023 shares issued and outstanding at March 31, 2015 and 2014, respectively	29,701	29,663
Additional paid-in capital	4,210,407	4,180,095
Statutory reserve	1,828,504	1,828,504
Retained earnings	64,566,532	55,676,059
Accumulated other comprehensive income	4,751,847	4,636,928
Total stockholders’ equity	75,409,491	66,373,749
Total liabilities and stockholders’ equity	$77,157,875	$67,219,880

The accompanying notes are an integral part of these financial statements.

CHINA YCT INTERNATIONAL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	FOR THE YEARS ENDED
	March 31, 2015	March 31, 2014

Revenue	$37,943,113	$34,062,632
Cost of Goods Sold	18,573,370	16,134,479
Gross Profit	19,369,743	17,928,153
Operating Expenses
Selling Expenses	3,234,248	2,898,160
General &Administrative Expense	3,448,660	3,077,177
Research & Development Expenses	887,782	1,234,393
Total operating expenses	7,570,690	7,209,730
Income from operation	11,799,053	10,718,423
Interest income	86,019	79,364
Income before income tax	11,885,072	10,797,787
Income tax	2,994,599	2,676,813
Net income	8,890,473	8,120,974
Other comprehensive income
Foreign currency translation adjustment	114,919	841,999
Comprehensive income	$9,005,392	$8,962,973

Earnings per common share
Basic and Diluted	$0.30	$0.27

Weighted average number of common shares outstanding
Basic and Diluted	29,693,296	29,663,023

The accompanying notes are an integral part of these financial statements.

CHINA YCT INTERNATIONAL GROUP, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Preferred Stock Series A
			Common Stock		Additional paid-in capital	Statutory Reserve	Accumulated Other Comprehensive Income	Retained Earnings
	Shares	Amount	Shares	Amount					Total
Balance - March 31, 2013	45	$22,500	29,663,023	$29,663	$4,180,095	$956,633	$3,794,929	$48,426,955	$57,410,775
Statutory reserve						871,871		(871,871))	-
Net income								8,120,975	8,120,975
Foreign currency translation adjustment							841,999		841,999
Balance - March 31, 2014	45	22,500	29,663,023	29,663	4,180,095	1,828,504	4,636,928	55,676,059	66,373,749
Net income								8,890,473	8,890,473
Issuance of common shares for compensation and services			37,667	38	30,312				30,350
Foreign currency translation adjustment							114,919		114,919
Balance - March 31, 2015	45	$22,500	29,700,690	$29,701	$4,210,407	$1,828,504	$4,751,847	$64,566,532	$75,409,491

The accompanying notes are an integral part of these financial statements.

CHINA YCT INTERNATIONAL GROUP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	FOR THE YEARS ENDED
	March 31, 2015	March 31, 2014
Cash Flows From Operating Activities:
Net income	$8,890,473	$8,120,974
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,343,736	1,966,140
Issue of common shares for compensation and service	30,350	-
Changes in operating assets and liabilities:
Prepaid lease	(1,626,651)	(1,541,479)
Inventory	695,861	(296,153)
Accounts receivable	(53,495)	93,189
Taxes payable	786,484	(70,127)
Accounts payable and other accrued expenses	115,769	(337,266)
Net cash provided by operating activities	11,182,527	7,935,278

Cash flows from investing activities:
Addition to plant and equipment	(43,693)	(4,145,334)
Development cost of acer truncatum bunge planting	(16,704,795)	(15,333,951)
Net cash used in investing activities	(16,748,488)	(19,479,285)

Effect of exchange rate changes on cash and cash equivalents	24,849	244,463
Net decrease in cash and cash equivalents	(5,541,112)	(11,299,544)
Cash and cash equivalents at beginning of year	18,624,644	29,924,188
Cash and cash equivalents at ending of year	$13,083,532	$18,624,644

Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$-	$453
Income taxes	$2,543,766	$2,899,997

The accompanying notes are an integral part of these financial statements.

NOTE 1 - ORGANIZATION AND PRINCIPAL ACTIVITIES

China YCT International Group, Inc. (“China YCT”) was incorporated in the State of Florida, in the United States of America (the “USA”) in January 1989, and reincorporated in the State of Delaware on April 4, 2007.   China YCT, through its 100% owned subsidiary Landway Nano Bio-Tech, Inc. (“Landway Nano”), incorporated in Delaware, owns 100% of Shandong Spring Pharmaceutical Co., Ltd. (“Shandong Spring”), incorporated in the People’s Republic of China (“PRC”). China YCT International Group, Inc. and its subsidiaries are collectively referred to as the “Company”. Shandong Spring is engaged in the business of research, developing, manufacturing, and selling traditional Chinese medicine and other healthcare products in China.

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

Cash and cash equivalents

Cash and cash equivalents including cash on hand and deposits placed with banks or other financial institutions, which are unrestricted as to withdrawal and use and with an original maturity of three months or less.

Deposits in banks in the PRC are not insured by any government entity or agency, and are consequently exposed to risk of loss. The Company believes the probability of a bank failure, causing loss to the Company, is remote.

Accounts receivable

Accounts receivable are recognized and carried at the original invoice amounts less an allowance for any uncollectible amount. We extend credit to our customers based on an evaluation of their financial condition and other factors. We generally do not require collateral or other security to support accounts receivable. We perform ongoing credit evaluations of our customers and maintain an allowance for potential bad debts if required.

We determine whether an allowance for doubtful accounts is required by evaluating specific accounts where information indicates the customers may have an inability to meet financial obligations. In these cases, we use assumptions and judgment, based on the best available facts and circumstances, to record a specific allowance for those customers against amounts due to reduce the receivable to the amount expected to be collected. These specific allowances are re-evaluated and adjusted as additional information is received. The amounts calculated are analyzed to determine the total amount of the allowance. We may also record a general allowance as necessary.

Direct write-offs are taken in the period when we have exhausted our efforts to collect overdue and unpaid receivables or otherwise evaluate other circumstances that indicate that we should abandon such efforts.

The Company has not experienced any significant difficulty in collecting its accounts receivable in the past and is not aware of any financial difficulties being experienced by its major customers.

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

Buildings	30-35 years

Machinery, equipment	3-20 years

Office equipment and automobiles	3-10 years

Leasehold improvements	30 years

Expenditures for maintenance and repairs are charged to expense as incurred. Additions, renewals and betterments are capitalized.

Intangible Assets

(i)	Land Use Rights:

All land in the PRC is owned by the government and cannot be sold to any individual or company.  However, the government may grant a “land use right” for occupying, developing and using land. The Company records land use rights obtained as intangible assets at cost, which is amortized evenly over the grant period of 50 years.

(ii)	Patents:

In March 2010, the Company purchased one patent from Shandong YCT Corp.  The patent is the Company’s exclusive right to use an aglycone type and purification method of biotransformation in the gingko product manufacturing process for a period of 20 years from the patent application date.  The patent was recorded at cost when purchased, and is being amortized over its remaining legal life, 16.5 years, which is shorter than its remaining useful life, on a straight-line basis.

In October 2011, two patents were transferred to the Company based on a purchase agreement signed with Jining Tianruitong Technology development Company, Limited on October 26, 2010; which are “Treatment to ischemic encephalopathy and its preparation method” (ZL200510045001.9) and “Chinese herbal medicine compound to treat renal insufficiency and its preparation” (ZL200710013301.8). The patents were recorded at cost when purchased, and are being amortized over its legal lives, 14 years and 15 years, respectively; on a straight-line basis. Both patents’ legal lives are considered shorter than their remaining useful lives,

Development costs of acer truncatum bunge planting

The Company has started development of the acer truncatum bunge planting bases and completed planting of 4,200Mu (1Mu is equal to approximately 666.67 square meters) as of the year ended March 31, 2015. The agricultural product (e.g., seeds, oil extract, etc.) derived from the planting is intended to be the supply for an integrated usage including edible oil, protein, medicine and health care, tannin extract, industrial chemicals, nectar source, nervonic acid, and specialty lumber, as well as for landscaping and conservation of soil and water.

The Company accounts for the development costs of the planting in accordance to ASC 905. Pursuant to ASC 905-360-25-3, limited-life land development costs and direct and indirect development costs of orchards, groves, vineyards, and intermediate-life plants shall be capitalized during the development period. Pursuant to ASC 905-360-35-7, costs capitalized during the development period under paragraph 905-360-25-3 shall be depreciated over the estimated useful life of the land development or that of the tree, vine, or plant. The planting is currently in the development stage with production expected in the fourth quarter of 2017; therefore, no depreciation expenses were recognized as of March 31, 2015.

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

Income taxes

The Company accounts for income tax under the asset and liability method as stipulated by ASC 740 "Income Taxes”, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the financial statements or tax returns.  Deferred Income taxes are recognized for all significant temporary differences between tax and financial statements bases of assets and liabilities.  Valuation allowances are established against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company didn’t recognize any deferred tax amount at March 31, 2015 and 2014.

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

The research and development expense for the years ended March 31, 2015 and 2014 was $887,782 and $1,234,393, respectively.

Advertising costs

Advertising costs are expensed as incurred in accordance to the ASC 720-35 “Advertising Costs”. Pursuant to ASC 720-35-25-5, costs of communication advertising are not incurred until the item or service has been received and shall not be reported as expenses before the item or service has been received, except as discussed in paragraph 340-20-25-2.

The Company incurred advertising costs of $679,026 and $321,669 for the years ended March 31, 2015 and 2014, respectively.

Shipping and handling costs

The Company accounts for mailing and handling fees in accordance with the FASB Accounting Standards Codification (“ASC”) 605-45 (Emerging Issues Task Force (EITF) Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs).  Amounts incurred by the Company for freight are included in selling expenses. For the years ended March 31, 2015 and 2014, the Company incurred $1,449,363 and $1,272,887 shipping and handling costs, respectively.

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

Stock Based Compensation

The Company measures stock-based compensation under FASB ASC 718. The fair value of the stock issued is used to measure the transaction, as this is more reliable than the fair value of the services received. Fair value is measured as the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is charged directly to compensation expense.

Earnings per common share (“EPS”)

Basic EPS excludes dilution and is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted shares reflect the potential dilution that could occur if securities or other contracts to issue common stock (convertible preferred stock, forward contracts, warrants to purchase common stock, contingently issuable shares, common stock options and warrants and their equivalents using the treasury stock method) were exercised or converted into common stock. There were nil shares common stock equivalents available for dilution purposes as of March 31, 2015 and 2014.

Fair Value of Financial Instruments

We have adopted the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures”, which defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.

The estimated fair  value of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are carried at historical cost basis, which approximates fair values because of the short-term maturing of these instruments.

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1 – quoted prices in active markets for identical assets or liabilities.
Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable
Level 3 – inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

We have no financial assets or liabilities measured at fair value on a recurring basis.

Foreign currency translation

The accounts of the Company’s Chinese subsidiary are maintained in RMB and the accounts of the U.S. parent company are maintained in USD. The accounts of the Chinese subsidiary were translated into USD in accordance with Accounting Standards Codification (“ASC”) Topic 830 “Foreign Currency Matters”. According to Topic 830, all assets and liabilities were translated at the exchange rate on the balance sheet date; stockholders’ equity is translated at historical rates and statement of income items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC Topic 220, “Comprehensive Income.” Gains and losses resulting from the foreign currency transactions are reflected in the statements of income.

Translation adjustments resulting from this process amounted to $114,919 and $841,999 for the years ended March 31, 2015 and 2014, respectively.

The following exchange rates were adopted to translate the amounts from RMB into United States dollars (“USD$”) for the respective periods:

	March 31, 2015	March 31, 2014
Year End Exchange Rate (RMB/USD)	6.1422	6.1521
Average Period Exchange Rate (RMB/USD)	6.1476	6.1551

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

On June 20, 2013, the Company entered into a Farmland Leasing Agreement with Shiqiao Village for the lease of 2,000Mu farmland for the development of the acer truncatum bunge planting bases. The lease term is from July 1, 2013 to June 30, 2043. The lease payment is RMB1, 000(approximately USD 163) per Mu annually and should be paid every five years in advance. The first lease payment was for the rents of the first five years in the amount of RMB10,000,000 (approximately USD1,625,461),  Which was paid on July 10, 2013(See NOTE 11 - FUTURE MINIMUM LEASE PAYMENTS)

On March 1, 2014, the Company entered into a Farmland Leasing Agreement with Zhongce No.4 Village for the lease of 200Mu farmland to the development of the acer truncatum bunge planting bases. The lease term is from March 1, 2014 to February 28, 2044. The lease payment is RMB1,000 per Mu annually and should be paid every five years in advance. The first lease payment was for the rents of the first five years in the amount of RMB1,000,000 (approximately USD162,546), which was paid on March 10, 2014. (See NOTE 11 - FUTURE MINIMUM LEASE PAYMENTS)

On January 7, 2015, the Company entered into a new Farmland Leasing Agreement with a company, Shandong Wanziyuan Tourism Development Co. ("Shandong Wanziyuan"), to lease 2,000Mu farmland for the development of the acer truncatum bunge planting bases. The lease term is from January 15, 2015 to December 31, 2029. The lease payment is RMB1, 000 (approximately USD 163) per Mu annually and should be paid every five years in advance. The first lease payment was for the rents of the first five years in the amount of RMB10,000,000 (approximately USD1,628,081), which was paid on January 8, 2015 (See NOTE 11 - FUTURE MINIMUM LEASE PAYMENTS)

The Company accounts for the lease agreement as an operating lease in accordance to ASC 840-10-25-37, which requires, if land is the sole item of property leased and either the transfer-of-ownership criterion in paragraph 840-10-25-1(a) or the bargain-purchase-option criterion in paragraph 840-10-25-1(b) is met, the lessee shall account for the lease as a capital lease. Otherwise, the lessee shall account for the lease as an operating lease. Per ASC 840-2-25-1, rent shall be charged to expense by lessees over the lease term as it becomes payable.

The components of prepaid lease were as follows:

	As of March 31, 2015
	Current portion	Long-term
Shiqiao Village and Shandong Wanziyuan – 4000Mu	$651,232	$1,953,698
Zhongce No. 4 Village – 200Mu	32,562	94,971
Total prepaid land lease	683,794	2,048,669
Shandong YCT - Automobile	2,140	11,772
Total prepaid lease	$685,934	$2,060,441

The prepaid lease is amortized over the life of the leases based on straight-line method. The lease expenses for the years ended March 31, 2015 and 2014 were $441,334 and $253,275, respectively.

NOTE 4 - INVENTORY

Inventory consists of finished goods, work-in-process, packaging materials, and raw materials. No allowance for inventory was made for the years ended March 31, 2015 and 2014.

The components of inventories were as follows:

	March 31, 2015	March 31, 2014
Raw materials	$68,349	$874,455
Packaging materials	181,847	21,208
Work-in-process	289,188	349,063
Finished goods	357,459	347,977
Total Inventories	$896,843	$1,592,703

NOTE 5 – PLANT, PROPERTY, AND EQUIPMENT, NET

The components of property and equipment were as follows:

	March 31, 2015	March 31, 2014
Machinery & Equipment	$1,495,311	$1,461,347
Office equipment and automoniles	193,519	192,721
Building	12,586,247	12,554,094
Leasehold Improvements	1,302,465	1,300,369
Subtotal	15,577,542	15,508,531
Less: Accumulated Depreciation & Amortization	(2,713,381)	(2,123,536)
Total plant, property and equipment, net	$12,864,161	$13,384,995

The depreciation and amortization expense for the years ended March 31, 2015 and 2014 was $585,908 and $579,507, respectively.

NOTE 6 - MAJOR CUSTOMER AND VENDOR

The Company sold products through ten and nine distributors during the years ended March 31, 2015 and 2014. Sales to two distributors represented 36% and 29% of total sales for the year ended March 31, 2015. Sales to two distributors represented 36% and 33% of total sales for the year ended March 31, 2014.

The Company sold 11 products during the year ended March 31, 2015 and 2014. Sales of one product represented 71% and 68% of total sales for the year ended March 31, 2015 and 2014, respectively.

The Company purchases its products from Shandong Yong Chun Tang (“Shandong YCT”) according to the contract signed on December 26, 2006 between the Company and Shandong YCT. On February 19, 2010, the Company renewed the Purchase and Sale Contract with Shandong YCT for a term of five years and this contract was subsequently renewed for another two years on February 26, 2015. Pursuant to the renewed contracts, we can purchase 10 products from Shandong YCT on fixed prices. Total purchases from Shandong YCT represented 33% and 35% of our total purchases during the years ended March 31, 2015 and 2014, respectively.  The purchases from two other vendors represented 34% and 27% of the Company’s total purchases for the year ended March 31, 2015. The purchases from three other vendors represented 42%, 20% and 3% of the Company’s total purchases for the year ended March 31, 2014.

NOTE 7 - INTANGIBLE ASSETS, NET

The intangible assets of the Company consist of land use right and purchased patents.

Net land use right and purchased patents were as follows:

	Amortization	As of
	Period	March 31, 2015	March 31, 2014
Land use right	50 years	$1,652,177	$1,649,517
Patent (non-US No. ZL200610068850.0)	16.5 years	7,489,173	7,477,122
Patent (non-US No. ZL200510045001.9)	14 years	10,094,103	10,077,860
Patent (non-US No. ZL200710013301.8)	15 years	1,628,082	1,625,461
Less: Accumulated amortization		(5,470,263)	(4,145,928)
Intangible assets, net		$15,393,272	$16,684,032

The amortization expense of land use right for the years ended March 31, 2015 and 2014 was $33,389 and $36,999, respectively.

The amortization expense of patent for the years ended March 31, 2015 and 2014 was $1,283,105 and $1,349,634, respectively.

NOTE 8 - TAXES PAYABLE

Tax payable at March 31, 2015 and 2014 were as follows:

	As of
	March 31, 2015	March 31, 2014

Corporate Income Tax	$1,019,371	$567,227
Value-Added Tax	500,991	205,101
Other Tax & Fees	82,701	44,251
Total Tax Payable	$1,603,063	$816,579

NOTE 9 - INCOME TAXES

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made, as the Company had no U.S. taxable income for the years ended March 31, 2015 and 2014.

The Company’s Chinese subsidiaries are governed by the Income Tax Law of the PRC concerning the privately run and foreign invested enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

The reconciliation of income tax expense at the U.S. statutory rate of 35% to the Company's effective tax rate is as follows:

	Years ended March 31,
	2015	2014

U.S. Statutory rate	$4,159,775	$3,779,225
Tax rate difference between China and U.S.	(1,188,507)	(1,079,779)
Permanent difference	23,331	(22,633)
Effective tax rate	$2,994,599	$2,676,813

The provisions for income taxes are summarized as follows:

	Years ended March 31,
	2015	2014
Current	$2,994,599	$2,676,813
Deferred	-	-
Total	$2,994,599	$2,676,813

NOTE 10 - STOCKHOLDERS’ EQUITY

Stock Issued for compensation and service

On May 16, 2014, in accordance with the Company’s agreement with the independent director, the Company issued 16,667 shares of common stock to one independent director, which was valued at $12,500 based on the quoted price at issuance.

On June 30, 2014, the Company issued 21,000 shares of common stock to non-employee consultants for their service.  The total value of $17,850 was determined based on the quoted price at issuance.

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

The Company appropriated $0 and $871,871 to the statutory reserve for the years ended March 31, 2015 and 2014, respectively.

NOTE 11 – FUTURE MINIMUM LEASE PAYMENTS

As of March 31, 2015, future minimum lease payments under the operating lease pursuant to the three Farmland Leasing Agreements were as follows:

Fiscal year ended March 31,	Shiqiao Village	Shandong Wanziyuan	Zhongce No.4 Village	Total Operating Leases
2016	$-	$-	$-	$-
2017	-	-	-	-
2018	-	-	-	-
2019	1,628,081	-	162,808	1,790,889
2020	-	1,628,081	-	1,628,081
2021 and thereafter	6,512,325	1,302,465	651,232	8,466,022
Total minimum lease payments	$8,140,406	$2,930,546	$814,040	$11,884,992

The farmland lease payments for the first five years have been made in advance; and therefore, resulted in prepaid lease payments as of March 31, 2015 and 2014 (refer to Note 3).

NOTE 12 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events that have occurred after the date of the balance sheet through the date of issuance of these financial statements and determined that the following subsequent event requires disclosure.

On June 15, 2015, the Company’s Board of Directors approved a stock option plan which is expected to be adopted by the end of July 2015.  The participants of the stock option plan include the Company’s  directors, officers and some of employees whom were already determined by the Board of Directors.  The stock option plan is intended to retain and provide incentives for talented employees, officers and directors, and to align stockholder and employee interests.  Under this plan, total of 2.6 million stock options will be granted to the plan participants upon the signing of stock option agreement with each participant and 2.6 million shares of common stock will be reserved for the plan. The vesting period of the stock options is ten months after the signing date (grant date) of the stock option agreement with each participant.  Immediately following the date when the stock options are vested, the participants will have five consecutive days to exercise the stock options at an exercise price of $0.40 per share.   The stock options not exercised within the five consecutive days will expire.  The Company will recognize the cost of the stock option plan based on the grant-date fair value of this award.    The Company may modify or cancel the stock option plan during the vesting period upon the occurrences of the events such as merger and acquisitions, net loss from operations, and other unusual circumstances that are determined by the Board of Directors.