Form 10-Q
period 2015-06-30
China YCT International Group, Inc.
filed 2015-08-14
CIK 847464

UNITED STATES
SECURITIES AND EXCHANGE
COMMISSION WASHINGTON, D.C.
20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of shares outstanding of the issuer’s common stock on August 5 2015 was 29,700,690.

CHINA YCT INTERNATIONAL GROUP, INC.

FORM 10-Q

June 30, 2015

Table of Contents

Page

Consolidated Balance Sheets as of June 30, 2015 and March 31, 2015 (Unaudited)	F-1

Consolidated Statements of Comprehensive Income for the Three Months Ended June 30, 2015 and 2014 (Unaudited)	F-2

Consolidated Statements of Cash Flows for the Three Months Ended June 30, 2015 and 2014 (Unaudited)	F-3

Notes to Consolidated Financial Statements	F-4-F-10

CHINA YCT INTERNATIONAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2015	March 31, 2015
Assets
Current assets:
Cash and cash equivalent	$13,442,340	$13,083,532
Accounts receivable	171,198	95,544
Prepaid leases – current portion	689,143	685,934
Inventory	2,323,928	896,843
Total current assets	16,626,609	14,761,853

Prepaid leases	1,897,794	2,060,441
Development cost of acer truncatum bunge planting	33,108,218	32,078,148
Plant, property, and equipment, net	13,181,209	12,864,161
Advance payment for construction	242,083	-
Intangible assets, net	15,128,453	15,393,272
Total assets	$80,184,366	$77,157,875

Liabilities and Stockholders’ Equity
Liabilities:
Current liabilities:
Accounts payable and other accrued expenses	$116,813	$145,321
Taxes payable	1,297,552	1,603,063
Total current liabilities	1,414,365	1,748,384
Total liabilities	1,414,365	1,748,384

Stockholders’ Equity
Preferred stock, par value $500.00 per share; 45 shares authorized, issued and outstanding	22,500	22,500
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 29,700,690 shares issued and outstanding	29,701	29,701
Additional paid-in capital	4,210,407	4,210,407
Statutory reserve	1,828,504	1,828,504
Retained earnings	67,570,977	64,566,532
Accumulated other comprehensive income	5,107,912	4,751,847
Total stockholders’ equity	78,770,001	75,409,491
Total liabilities and stockholders’ equity	$80,184,366	$77,157,875

The accompanying notes are an integral part of these financial statements.

CHINA YCT INTERNATIONAL GROUP, INC.
CONSOLIDATED STATEMENTS
OF COMPREHENSIVE INCOME
(Unaudited)

	THREE MONTHS ENDED JUNE 30,
	2015	2014

Revenue	$11,485,752	$8,179,972
Cost of Goods Sold	5,802,976	4,238,770
Gross Profit	5,682,776	3,941,202
Operating Expenses
Selling Expenses	769,845	566,878
General &Administrative Expenses	754,068	701,580
Research & Development Expenses	190,568	251,265
Total operating expenses	1,714,481	1,519,723
Income from operation	3,968,295	2,421,479
Interest income	12,855	32,026
Income before income tax	3,981,150	2,453,505
Income tax	976,705	544,256
Net income	3,004,445	1,909,249
Other comprehensive income (loss)
Foreign currency translation adjustment	356,065	(5,755)
Comprehensive income	$3,360,510	$1,903,494

Earnings per common share Basic and Diluted	$0.10	$0.06

Weighted average number of common shares outstanding Basic and Diluted	29,700,690	29,671,265

The accompanying notes are an integral part of these financial statements.

CHINA YCT INTERNATIONAL GROUP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	THREE MONTHS ENDED JUNE 30,
	2015	2014
Cash Flows From Operating Activities:
Net income	$3,004,445	$1,909,249
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	661,778	471,363
Issuance of common shares for compensation and service	-	30,350
Changes in operating assets and liabilities:
Prepaid lease	-	90,061
Inventory	(1,421,332)	135,603
Accounts receivable	(75,125)	42,049
Taxes payable	(312,668)	(198,795)
Accounts payable and other accrued expenses	(29,156)	(21,228)
Net cash provided by operating activities	1,827,942	2,458,652

Cash flows from investing activities:
Acquisition of plant and equipment	(409,806)	-
Development cost of acer truncatum bunge planting	(879,042)	(597,527)
Advance payment for construction	(241,818)	-
Net cash used in investing activities	(1,530,666)	(597,527)

Effect of exchange rate changes on cash and cash equivalents	61,532	(1,580)
Net increase in cash and cash equivalents	358,808	1,859,545
Cash and cash equivalents at beginning of period	13,083,532	18,624,644
Cash and cash equivalents at ending of period	$13,442,340	$20,484,189

Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$-	$-
Income taxes	$1,023,018	$185,713

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

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2015 and the results of operations and cash flows for the periods ended June 30, 2015 and 2014. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three months ended June 30, 2015 are not necessarily indicative of the results to be expected for any subsequent periods or for the entire year ending March 31, 2016. The balance sheet at March 31, 2015 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended March 31, 2015 as included in our Annual Report on Form 10-K.

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

Income taxes

The Company accounts for income tax under the asset and liability method as stipulated by ASC 740 "Income Taxes”, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the financial statements or tax returns.  Deferred Income taxes are recognized for all significant temporary differences between tax and financial statements bases of assets and liabilities.  Valuation allowances are established against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company didn’t recognize any deferred tax amount at June 30, 2015 and March 31, 2015.

China YCT International, Inc. is a holding company of Shandong Spring Pharmaceutical Co., Ltd and does not have any operating activities.  Therefore, the Company does not incur any US income tax liabilities.

Stock Based Compensation

The Company recognizes compensation expense for stock-based compensation in accordance with ASC Topic 718. For employee stock-based awards, we calculate the fair value of the award on the date of grant using the Black-Scholes method for stock options and the quoted price of our common stock for unrestricted shares; the expense is recognized over the service period for awards expected to vest. For non-employee stock-based awards, we calculate the fair value of the award on the date of grant in the same manner as employee awards, however, the awards are revalued at the end of each reporting period and the pro rata compensation expense is adjusted accordingly until such time the nonemployee award is fully vested, at which time the total compensation recognized to date equals the fair value of the stock-based award as calculated on the measurement date, which is the date at which the award recipient’s performance is complete. The estimation of stock-based awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from original estimates, such amounts are recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience.

Earnings per common share (“EPS”)

Basic EPS excludes dilution and is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted shares reflect the potential dilution that could occur if securities or other contracts to issue common stock (convertible preferred stock, forward contracts, warrants to purchase common stock, contingently issuable shares, common stock options and warrants and their equivalents using the treasury stock method) were exercised or converted into common stock. There were nil shares common stock equivalents available for dilution purposes as of June 30, 2015 and 2014.

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

Translation adjustments resulting from this process amounted to $356,065 and $(5,755) for the three months ended June 30, 2015 and 2014, respectively.

The following exchange rates were used to translate the amounts from RMB into United States dollars (“USD”) for the respective periods:

	June 30, 2015	June 30, 2014
Period End Exchange Rate (RMB/USD)	6.1136	6.1528
Average Period Exchange Rate (RMB/USD)	6.1203	6.1581

Recent accounting pronouncements

The Company’s management has evaluated all the recently issued accounting pronouncements through the filing date of these consolidated financial statements and does not believe that they will have a material effect on the Company’s consolidated financial position and results of operations.

NOTE 3 - INVENTORY

Inventory consists of finished goods, work-in-process, packaging materials, and raw materials. No allowance for inventory was made for the three months ended June 30, 2015 and 2014.

The components of inventories as of June 30, 2015 and March 31, 2015 were as follows:

	June 30, 2015	March 31, 2015
Raw materials	$985,635	$68,349
Packaging materials	40,255	181,847
Work-in-process	162,738	289,188
Finished goods	1,135,300	357,459
Total Inventories	$2,323,928	$896,843

NOTE 4 – PLANT, PROPERTY, AND EQUIPMENT, NET

The components of property and equipment were as follows:

	June 30, 2015	March 31, 2015
Machinery & Equipment	$1,867,417	$1,495,311
Office equipment and automobiles	239,569	193,519
Building	12,645,127	12,586,247
Leasehold Improvements	1,308,558	1,302,465
Subtotal	16,060,671	15,577,542
Less: Accumulated Depreciation & Amortization	(2,879,462)	(2,713,381)
Total plant, property and equipment, net	$13,181,209	$12,864,161

The depreciation and amortization expense for the three months ended June 30, 2015 and 2014 was $153,219 and $144,935, respectively.

NOTE 5 - MAJOR CUSTOMER AND VENDOR

The Company sold products through ten and nine distributors during the three months ended June 30, 2015 and 2014. Sales to three distributors represented 32%, 25%, and 12% of total sales for the three months ended June 30, 2015. Sales to two distributors represented 37% and 30% of total sales for the three months ended June 30, 2014.

The Company sold 11 products during the three months ended June 30, 2015 and 2014. Sales of one product represented 69% and 68% of total sales for the three months ended June 30, 2015 and 2014, respectively.

The Company purchases its products from Shandong Yong Chun Tang (“Shandong YCT”) according to the contract signed on December 26, 2006 between the Company and Shandong YCT. On February 9, 2010 and February 26, 2015, the Company renewed the Purchase and Sale Contract with Shandong YCT for a term of five years ending on February 28, 2015 and for a term of two years ending on February 28, 2017, respectively. Pursuant to the contract renewed on February 26, 2015, the Company can purchase 10 products from Shandong YCT at fixed prices. Total purchases from Shandong YCT represented 25% and 39% of our total purchases during the three months ended June 30, 2015 and 2014, respectively.  The purchases from two other vendors represented 39% and 23% of the Company’s total purchases for the three months ended June 30, 2015. The purchases from two other vendors represented 39% and 21% of the Company’s total purchases for the three months ended June 30, 2014.

NOTE 6 - TAXES PAYABLE

Taxes payable at June 30, 2015 and March 31, 2015 were as follows:

	As of
	June 30, 2015	March 31, 2015

Corporate Income Tax	$977,775	$1,019,371
Value-Added Tax	263,733	500,991
Other Tax & Fees	56,044	82,701
Total Tax Payable	$1,297,552	$1,603,063

NOTE 7 - INCOME TAXES

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made, as the Company had no U.S. taxable income for the three months ended June 30, 2015 and 2014.

The Company’s Chinese subsidiaries are governed by the Income Tax Law of the PRC concerning the privately run and foreign invested enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

The reconciliation of income tax expense at the U.S. statutory rate of 35% to the Company's effective tax rate is as follows:

	Three Months ended June 30,
	2015	2014

U.S. Statutory rate	$1,393,403	$858,727
Tax rate difference between China and U.S.	(398,115)	(245,351)
Permanent difference	(18,583)	(69,120)
Effective tax rate	$976,705	$544,256

The provisions for income taxes are summarized as follows:

	Three Months ended June 30,
	2015	2014
Current	$976,705	$544,256
Deferred	-	-
Total	$976,705	$544,256

NOTE 8 - STOCKHOLDERS’ EQUITY

Stock Issued for compensation and service

On May 16, 2014, in accordance with the Company’s agreement with the independent director, the Company issued 16,667 shares of common stock to one independent director, which were valued at $12,500 based on the quoted price at issuance.

On June 30, 2014, the Company issued 21,000 shares of common stock to non-employee consultants for their service.  The total value of $17,850 was determined based on the quoted price at issuance.

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events that have occurred after the date of the balance sheet through the date of issuance of these financial statements and determined that the following subsequent event requires disclosure.

On July 23, 2015, the Company adopted a stock option plan that was approved by its Board of Directors on June 15, 2015.  This plan is intended to retain and provide incentives for talented employees, officers and directors, and to align stockholder and employee interests.  Under this stock option plan, the participants of the plan include the Company’s directors, officers and some of employees who were previously determined by the Board of Directors.  On July 23, 2015, the Company signed stock option agreements with each participant and granted options to purchase a total of 2.6 million shares of Common Stock to the participants.  The vesting period of the stock options is ten months from July 23, 2015, the grant date of the stock options.  Immediately following the date when the stock options are vested, the participants will have five consecutive business days to exercise the stock options at an exercise price of $0.40 per share.    Stock options not exercised within the five consecutive business days will expire.  The Company is in the process of assessing the fair value of the total granted stock options on the grant date using a Black-Scholes Stock Option Pricing Model and will recognize the compensation expense based on the fair value of the stock options for the quarter ended September 30, 2015.

On August 1, 2015, the Company executed a warrant in favor of a non-employee holder. The warrant will be released to the holder of the warrant, should the Company’s common stock  be approved for listing on the NASDAQ Stock Market or such other mutually agreeable United States registered national securities exchange, on the date that the Company receives a notice of such approval (the “Notice”).  The number of shares of common stock issuable upon exercise of the warrant will equal six percent (6%) of the total issued and outstanding shares (on a fully diluted basis) of the Company’s common stock on the date of the Notice at an exercise price of $0.36 per share. Based on the number of issued and outstanding shares as of August 1, 2015 (on a fully diluted basis), the warrant would be exercisable for 1,938,041 shares of common stock, which amount is subject to adjustment should the Company issue any additional shares of Common Stock or options, rights or warrants to receive common stock, or securities convertible into common stock, prior the date of the Notice.  The Company has no obligation to deliver the Warrant to the holder if the Company has not received the Notice on or before July 13, 2016. Should the Warrant be delivered, the Warrant will expire on August 1, 2020. The Company will account for the warrant in accordance with ASC paragraph 505-50-S99-1. Pursuant to ASC paragraph 505-50-S99-1, if the Company receives a right to receive future services in exchange for unvested, forfeitable equity instruments, those equity instruments are treated as unissued for accounting purposes until the future services are received (that is, the instruments are not considered issued until they vest). Consequently, there would be no recognition at the measurement date and no entry should be recorded.

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

Results of Operations

The following table sets forth information from our statements of comprehensive income for the three months ended June 30, 2015 and 2014, in dollars:

	Three Months Ended
	June 30,		$	%
	2015	2014	Change	Change
Revenues	11,485,752	8,179,972	3,305,780	40.4%
Cost of Goods Sold	(5,802,976)	(4,238,770)	(1,564,206)	36.9%
Gross Profit	5,682,776	3,941,202	1,741,574	44.2%
Operating Expenses	(1,714,481)	(1,519,723)	(194,758)	12.8%
Operating Income	3,968,295	2,421,479	1,546,816	63.9%
Interest Income, net	12,855	32,026	(19,171)	(59.9)%
Income Tax Provision	(976,705)	(544,256)	(432,449)	79.5%
Net Income	3,004,445	1,909,249	1,095,196	57.4%
Comprehensive Income	3,360,510	1,903,494	1,457,016	76.5%

Revenue

During the three months ended June 30, 2015, we realized $11,485,752 in revenue, representing an increase of 40.4% or $3,305,780 as compared to $8,179,972 for the same period in 2014.  Revenue increased from increased sales of both the Huoliyuan capsules and the health care products. We increased advertising and promotion of our Huoliyuan capsules after obtaining the certification pursuant to the criteria set forth by the Good Manufacturing Practices (revised 2010) issued by China Food and Drug Administration (hereafter referred to as new GMP) in the third quarter of 2014. Starting with this quarter, we also increased the promotion and sales of the health care products through our distributors’ greater marketing effort on recruiting new customers.

Part of our revenues was generated by us as the distributor for the products manufactured by Shandong YCT. We entered into a Purchase & Sale Contract with Shandong YCT on December 26, 2006, which sets forth the wholesale price that we pay to Shandong YCT for each of the products it produces. On February 9, 2010 and February 26, 2015, we renewed the Purchase and Sale Contract with Shandong YCT for a term of five years ending on February 28, 2015 and for a term of two years ending on February 28, 2017, respectively. Pursuant to the contract renewed on February 26, 2015, we can purchase 10 products from Shandong YCT on fixed prices, with the products selected by us according to their sales volume and profit. During the three months ended June 30, 2015, 31.8% of our total revenue was generated as the distributor of Shandong YCT, as compared to 32.3% during the three months ended June 30, 2014.

The sale of  Huoliyuan Capsule accounted for 68.2% of our revenue during the three months ended June 30, 2015, compared to 67.7% during the three months ended June 30, 2014. Since July 2010, the Company has become not only a distributor of Shandong YCT but also a manufacturer and distributor of our own product, Huoliyuan Capsule. Since late 2011, we have made great effort  marketing and developing new customers for Huoliyuan Capsule. As a result, we obtained new customers and expanded our sales of Huoliyuan Capsules.

The following is the sales breakdown by products during the three months ended June 30, 2015 and 2014:

	For the three months ended June 30,
	2015		2014
Health care supplements	3,648,586	31.8%	2,639,717	32.3%
Drugs (Huoliyuan Capsule)	7,837,166	68.2%	5,540,255	67.7%
Total	11,485,752	100%	8,179,972	100%

Cost of Goods Sold and Gross Margin

Our costs of revenue comprised primarily of the cost of finished goods we purchased from Shandong YCT, the raw materials we purchased from third party vendors, and the manufacturing cost of our own patented drug, Huoliyuan Capsule. The cost of manufacturing Huoliyuan Capsule was approximately 71.1% and 70.1% of the total cost of goods sold during the three months ended June 30, 2015 and 2014, respectively.

During the three months ended June 30, 2015, our cost of goods sold totaled $5,802,976, representing an increase of $1,564,206 or 36.9% as compared to $4,238,770 during the three months ended June 30, 2014, due to the increased sales of both the Huoliyuan capsules and the health care products. The percentages of the costs of goods sold to total revenues decreased from 51.8% for the three months ended June 30, 2014 to 50.5% for the three months ended June 30, 2015 primarily due to slight lower raw material cost in Huoliyuan.

Gross Profit

Gross profit for the three months ended June 30, 2015 was $5,682,776, an increase of 44.2% or $1,741,574 as compared to the same period for the prior year. Gross profit as a percentage of net revenues was approximately 49.5% for the three months ended June 30, 2015, slightly increased from 48.2% for same period of 2014. Our cost for production of Huoliyuan was slightly decreased compared with the same period of the prior year. We had a higher percentage of sales derived from Huoliyuan for the three months ended June 30, 2015, which had a slightly lower production cost than the same period of the prior year.

The comparison of the profits for the three months ended June 30, 2015 and 2014 as follows:

	June 30, 2015	June 30, 2014	Change in $	Change in %
Health care supplements	1,972,246	1,373,561	598,685	43.6%
Drugs (Huoliyuan capsule)	3,710,530	2,567,641	1,142,889	44.5%
Total	5,682,776	3,941,202	1,741,574	44.2%

Research and Development Expenses

Our R&D expenses for the three months ended June 30, 2015 were $190,568 or approximate 1.7% of total corresponding revenue, a decrease of $60,697 or 24.2%, as compared to $251,265 or approximately 3.1% of total corresponding revenue for the three months ended June 30, 2014.  For the three months ended June 30, 2015, we have further reduced our effort related to making investments in research and development of new technologies and products that can be utilized to refine and extract the beneficial components from plants, primarily gingko, due to other focus, such as development of our own acer trunkatum bunge planting bases.

Our long-term goal is to utilize advanced biological technology to refine and extract the beneficial compounds in plants that have traditionally been known to have medicinal benefits, primarily gingko and acer trunkatum bunge plants. As of June 30, 2015, we have 27 R&D staff. Our R&D staff is engaged in research and development of new technologies and resulting products.

Selling, General and Administrative Expenses

Our selling expenses consist primarily of sales commissions, advertising and promotion expenses, freight charges and related compensation. Our selling expenses for the three months ended June 30, 2015 were $769,845 or 6.7% of our total revenue for the period, representing slight decrease on the percentage of total revenue from 6.9% for the prior year’s quarter ended June 30, 2014.

Our G&A expenses for the three months ended June 30, 2015 were $754,068 or 6.6% of our total revenue for the period, representing a decrease on the percentage of total revenue from 8.6% for the prior year’s quarter ended June 30, 2014.  The decrease on the percentage of G&A over total revenue compared with the three months ended June 30, 2014 mainly due to the faster growth of the sales revenue. The G&A expenses for the three months ended June 30, 2015 increased by 7.5% or $52,488 as compared to the three months ended June 30, 2014 mainly due to the increase in the amortization of prepaid leases.

Net Income

As a result of above, during the three months ended June 30, 2015, we realized net income of $3,004,445,  representing a 57.4% or $1,095,196 increase, compared to $1,909,249 during the three months ended June 30, 2014. The increase was mainly due to the higher revenue from sales of both Huoliyuan Capsule and health care products in the three months ended June 30, 2015.

Comprehensive Income

Our business operates entirely in Chinese RMB, but we report our results in our SEC filings in U.S. Dollars. The conversion of our accounts from RMB to Dollars results in translation adjustments, which are reported as a middle step between net income and comprehensive income. The net income is added to the retained earnings on our balance sheet while the translation adjustment is added to a line item on our balance sheet labeled “other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business. During the three months ended June 30, 2015, the effect of converting our financial results to Dollars was to add $356,065 to our other comprehensive income, as compared to loss of $5,755 during the three months ended June 30, 2014 as a result of the currency exchange rate fluctuation.

Liquidity and Capital Resources

Our principal sources of liquidity were generated from our operations. As of June 30, 2015, we had $15,212,244 in working capital, an increase of $2,198,775 or 16.9% as compared to $13,013,469 in working capital as of March 31, 2015. Based on our current operating plan, we believe that existing cash and cash equivalents balances, and the funds to be generated by operations will be sufficient to meet our working capital and capital requirements for our current operations for at least the next 12 months. Our operations produced positive cash flow of $1,827,942 during the three months ended June 30, 2015. We had accounts receivable of $171,198 outstanding as of June 30, 2015. We expect our marketing activities to continue to help generate positive cash flow.  The operations of our own manufacturing since fiscal year 2010 and the development of our own acer truncatum bunge planting bases have put some pressure on our cash flow. We may be required to seek additional capital and reduce certain spending as needed on an on-going basis. There can be no assurance that any additional financing will be available on acceptable terms.

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

The following table sets forth a summary of our cash flows for the periods indicated:

	Three months Ended
	June 30, 2015	June 30, 2014	Change in $	Change in %
Net cash provided by operating activities	$1,827,942	$2,458,652	$(630,710)	(25.7)%
Net cash used in investing activities	$(1,530,666)	$(597,527)	$(933,139)	156.2%
Effect of exchange rate change on cash and cash equivalents	$61,532	$(1,580)	$63,112	(3,994.4)%
Net increase in cash and cash equivalents	$358,808	$1,859,545	$(1,500,737)	(80.7)%
Cash and cash equivalents, beginning balance	$13,083,532	$18,624,644	$(5,541,112)	(29.8)%
Cash and cash equivalents, ending balance	$13,442,340	$20,484,189	$(7,041,849)	(34.4)%

Operating Activities

Net cash provided by operating activities was $1,827,942 for the three months ended June 30, 2015, which was a decrease of 25.7% or $630,710 from the $2,458,652 net cash provided by operating activities for the same period of the prior year. The decrease was mainly due to the increase in inventory.
Investing Activities

During the three months ended June 30, 2015, our net cash used by investing activities was $1,530,666, as compared to $597,527 of net cash used for the three months ended June 30, 2014. The cash used in investing activities for the three months ended June 30, 2015 of $1,530,666 was primarily attributable to the acquisition of office and production equipment of $409,806, capital expenditures of $879,042 in acer truncatum bunge planting and advance payment for construction of $241,818.

Financing Activities

No net cash was generated or used by financing activities over the three months ended June 30, 2015 and 2014.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

Critical Accounting Policies and Estimates

We have made no material changes to our critical accounting policies in connection with the preparation of financial statements for the three months ended June 30, 2015.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Removed and Reserved

Item 5. Other Information

None

Item 6. Exhibits

10.15	Common Stock Purchase Warrant, Dated August 1, 2015, filed as an exhibit to the Company's Current Report on Form 8-k filed on August 13, 2015.

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

XBRL Exhibit

101.	INS XBRL Instance Document.

101.	SCH XBRL Taxonomy Extension Schema Document.

101.	CALXBRL Taxonomy Extension Calculation Linkbase Document.

101.	DEF XBRL Taxonomy Extension Definition Linkbase Document.

101.	LAB XBRL Taxonomy Extension Label Linkbase Document.

101.	PRE XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA YCT INTERNATIONAL GROUP, LTD.

Date: August 14, 2015

/s/ Yan Tinghe
Yan Tinghe Chief Executive Officer (Principal Executive Officer)

/s/ Li Chuanmin
Li Chuanmin Chief Financial Officer (Principal Financial Officer)