Form 10-Q
period 2015-09-30
China YCT International Group, Inc.
filed 2015-11-16
CIK 847464

UNITED STATES
SECURITIES AND EXCHANGE

 COMMISSION WASHINGTON, D.C.
20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 0-53600

CHINA YCT INTERNATIONAL GROUP, INC.--
(Exact name of registrant as specified in its charter)

Delaware	65-2954561
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

c/o Shandong Spring Pharmaceutical Co., Ltd Economic Development Zone.
Gucheng Road Sishui County Shandong Province PR China 273200
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: 406-282-3188

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                 Yes      ☒   No      ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes     ☒   No     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

The number of shares outstanding of the issuer's common stock on November 11 2015 was 29,720,690.

CHINA YCT INTERNATIONAL GROUP, INC.

FORM 10-Q

September 30, 2015

Table of Contents

Page

Consolidated Balance Sheets as of September 30, 2015 and March 31, 2015 (Unaudited)	F-1

Consolidated Statements of Comprehensive Income for the Three Months and Six Months Ended September 30, 2015 and 2014 (Unaudited)	F-2

Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2015 and 2014 (Unaudited)	F-3

Notes to Consolidated Financial Statements	F-4-F-10

CHINA YCT INTERNATIONAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2015	March 31, 2015

Assets
Current assets:
Cash and cash equivalent	$3,069,876	$13,083,532
Accounts receivable	531,560	95,544
Prepaid leases – current portion	976,710	685,934
Inventory	3,218,800	896,843
Total current assets	7,796,946	14,761,853

Prepaid leases	2,837,324	2,060,441
Development cost of acer truncatum bunge planting	42,536,337	32,078,148
Plant, property, and equipment, net	13,372,515	12,864,161
Intangible assets, net	14,215,659	15,393,272
Total assets	$80,758,781	$77,157,875

Liabilities and Stockholders' Equity
Liabilities:
Current liabilities:
Accounts payable and other accrued expenses	$336,371	$145,321
Deferred tax liabilities	33,502	-
Taxes payable	1,455,483	1,603,063
Total current liabilities	1,825,356	1,748,384
Total liabilities	1,825,356	1,748,384

Stockholders' Equity
Preferred stock, par value $500.00 per share; 45 shares authorized and issued and outstanding at September 30, 2015 and March 31, 2015	22,500	22,500
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 29,700,690 shares issued and outstanding at September 30, 2015 and March 31, 2015	29,701	29,701
Additional paid-in capital	4,325,374	4,210,407
Statutory reserve	1,828,504	1,828,504
Retained earnings	70,740,740	64,566,532
Accumulated other comprehensive income	1,986,606	4,751,847
Total stockholders' equity	78,933,425	75,409,491
Total liabilities and stockholders' equity	$80,758,781	$77,157,875
The accompanying notes are an integral part of these financial statements.

CHINA YCT INTERNATIONAL GROUP, INC.
CONSOLIDATED STATEMENTS
OF COMPREHENSIVE INCOME
(Unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,		SIX MONTHS ENDED SEPTEMBER 30,
	2015	2014	2015	2014

Revenue	$14,123,738	$8,674,157	$25,609,490	$16,854,129
Cost of Goods Sold	7,901,332	4,331,805	13,704,308	8,570,575
Gross Profit	6,222,406	4,342,352	11,905,182	8,283,554
Operating Expenses
Selling Expenses	902,961	619,764	1,672,806	1,186,642
General &Administrative Expenses	877,158	560,589	1,631,226	1,262,168
Research & Development Expenses	222,009	226,836	412,577	478,101
Total operating expenses	2,002,128	1,407,189	3,716,609	2,926,911
Income from operation	4,220,278	2,935,163	8,188,573	5,356,643
Interest income	8,750	20,463	21,605	52,489
Income before income tax	4,229,028	2,955,626	8,210,178	5,409,132
Income tax	1,059,265	738,907	2,035,970	1,283,163
Net income	3,169,763	2,216,719	6,174,208	4,125,969
Other comprehensive income (loss)
Foreign currency translation adjustment	(3,121,306)	(71,893)	(2,765,241)	(77,648)
Comprehensive income	$48,457	$2,144,826	$3,408,967	$4,048,321

Earnings per common share
Basic and Diluted	$0.11	$0.07	$0.21	$0.14

Weighted average number of common shares outstanding
Basic and Diluted	29,700,690	29,663,023	29,700,690	29,663,023

The accompanying notes are an integral part of these financial statements.

CHINA YCT INTERNATIONAL GROUP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
	SIX MONTHS ENDED SEPTEMBER 30,
	2015	2014
Cash Flows From Operating Activities:
Net income	$6,174,208	$4,125,969
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,400,652	944,765
Issuance of common shares for compensation and service	-	30,350
Amortization of stock-based compensation expenses	118,148	-
Deferred taxes	32,707	-
Changes in operating assets and liabilities:
Prepaid lease	(1,615,509)	179,936
Inventory	(2,417,960)	(473,772)
Accounts receivable	(451,464)	42,049
Taxes payable	(94,923)	133,252
Accounts payable and other accrued expenses	201,480	(21,228)
Net cash provided by operating activities	3,347,339	4,961,321

Cash flows from investing activities:
Acquisition of plant and equipment	(1,291,972)	(10,211)
Development cost of acer truncatum bunge planting	(11,883,037)	(1,020,355)
Net cash used in investing activities	(13,175,009)	(1,030,566)

Effect of exchange rate changes on cash and cash equivalents	(185,986)	(84,038)
Net increase (decrease) in cash and cash equivalents	(10,013,656)	3,846,717
Cash and cash equivalents at beginning of period	13,083,532	18,624,644
Cash and cash equivalents at end of period	$3,069,876	$22,471,361

Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$-	$-
Income taxes	$1,977,206	$1,087,587
The accompanying notes are an integral part of these financial statements.

CHINA YCT INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - ORGANIZATION AND PRINCIPAL ACTIVITIES

China YCT International Group, Inc. ("China YCT") ("the Company") was incorporated in the State of Florida, in the United States of America (the "USA") in January 1989, and reincorporated in the State of Delaware on April 4, 2007.   China YCT, through its 100% owned subsidiary Landway Nano Bio-Tech, Inc. ("Landway Nano"), incorporated in Delaware, owns 100% of Shandong Spring Pharmaceutical Co., Ltd. ("Shandong Spring"), incorporated in the People's Republic of China ("PRC"). China YCT International Group, Inc. and its subsidiaries are collectively referred to as the "Company". Shandong Spring is engaged in the business of research, developing, manufacturing, and selling traditional Chinese medicine and other healthcare products in China.

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2015 and the results of operations and cash flows for the periods ended September 30, 2015 and 2014. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and six months ended September 30, 2015 are not necessarily indicative of the results to be expected for any subsequent periods or for the entire year ending March 31, 2016. The balance sheet on March 31, 2015 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended March 31, 2015 as included in our Annual Report on Form 10-K.

Principles of consolidation

The consolidated financial statements include the financial statements of China YCT, Landway Nano and its wholly owned subsidiary, Shandong Spring.  All inter-company transactions and balances are eliminated in consolidation.

Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. Significant accounting estimates reflected in the Company's consolidated financial statements include: the valuation of inventory, the estimated useful lives and impairment of property, equipment, and intangible assets.

Revenue recognition

The Company's revenue recognition policies are in compliance with Staff Accounting Bulletin ("SAB") 104, included in the Codification as ASC 605, Revenue Recognition. Sales revenue is recognized on the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist, and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are recorded as customer deposits.

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

Income taxes

The Company accounts for income tax under the asset and liability method as stipulated by ASC 740 "Income Taxes", which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the financial statements or tax returns.  Deferred Income taxes are recognized for all significant temporary differences between tax and financial statements bases of assets and liabilities.  Valuation allowances are established against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

China YCT International, Inc. is a holding company of Shandong Spring Pharmaceutical Co., Ltd and does not have any operating activities.  Therefore, the Company does not incur any US income tax liabilities.

Stock Based Compensation

The Company recognizes compensation expense for stock-based compensation in accordance with ASC Topic 718. For employee stock-based awards, we calculate the fair value of the award on the date of grant using the Black-Scholes method for stock options and the quoted price of our common stock for unrestricted shares; the expense is recognized over the service period for awards expected to vest. For non-employee stock-based awards, we calculate the fair value of the award on the date of grant in the same manner as employee awards, however, the awards are revalued at the end of each reporting period and the pro rata compensation expense is adjusted accordingly until such time the nonemployee award is fully vested, at which time the total compensation recognized to date equals the fair value of the stock-based award as calculated on the measurement date, which is the date at which the award recipient's performance is complete. The estimation of stock-based awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from original estimates, such amounts are recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience.

Earnings per common share ("EPS")

Basic EPS excludes dilution and is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted shares reflect the potential dilution that could occur if securities or other contracts to issue common stock (convertible preferred stock, forward contracts, warrants to purchase common stock, contingently issuable shares, common stock options and warrants and their equivalents using the treasury stock method) were exercised or converted into common stock. There were nil shares common stock equivalents available for dilution purposes as of September 30, 2015 and 2014.

Fair Value of Financial Instruments

The Company has adopted the provisions of ASC Topic 820, "Fair Value Measurements and Disclosures", which defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.

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

Foreign currency translation

The accounts of the Company's Chinese subsidiary are maintained in RMB and the accounts of the U.S. parent company are maintained in USD. The accounts of the Chinese subsidiary were translated into USD in accordance with Accounting Standards Codification ("ASC") Topic 830 "Foreign Currency Matters". According to Topic 830, all assets and liabilities were translated at the exchange rate on the balance sheet date; stockholders' equity is translated at historical rates and statement of income items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC Topic 220, "Comprehensive Income." Gains and losses resulting from the foreign currency transactions are reflected in the statements of income.

Translation adjustments resulting from this process amounted to $(3,121,306) and $(71,893) for the three months ended September 30, 2015 and 2014, and $(2,765,241) and $(77,648) for the six months ended September 30, 2015 and 2014, respectively.

The following exchange rates were used to translate the amounts from RMB into United States dollars ("USD") for the respective periods:

	September 30,	September 30,
	2015	2014
Period End Exchange Rate (RMB/USD)	6.3613	6.1525
Average Period Exchange Rate (RMB/USD)	6.1900	6.1568

Recent accounting pronouncements

The Company's management has evaluated all the recently issued accounting pronouncements through the filing date of these consolidated financial statements and does not believe that they will have a material effect on the Company's consolidated financial position and results of operations.

NOTE 3 - INVENTORY

Inventory consists of finished goods, work-in-process, packaging materials, and raw materials. No allowance for inventory was made for the three and six months ended September 30, 2015 and 2014.

The components of inventories as of September 30, 2015 and March 31, 2015 were as follows:

	September 30,	March 31,
	2015	2015
Raw materials	$933,146	$68,349
Packaging materials	564,021	181,847
Work-in-process	483,908	289,188
Finished goods	1,237,725	357,459
Total Inventories	$3,218,800	$896,843

NOTE 4 – PLANT, PROPERTY, AND EQUIPMENT, NET

The components of property and equipment were as follows:

	September 30,	March 31,
	2015	2015
Machinery & Equipment	$1,794,701	$1,495,311
Office equipment and automobiles	233,818	193,519
Building	13,012,067	12,586,247
Leasehold Improvements	1,257,605	1,302,465
Subtotal	16,298,191	15,577,542
Less: Accumulated Depreciation & Amortization	(2,925,676)	(2,713,381)
Total plant, property and equipment, net	$13,372,515	$12,864,161

The depreciation and amortization expense for the three months ended September 30, 2015 and 2014 was $160,993 and $146,269, respectively.

The depreciation and amortization expense for the six months ended September 30, 2015 and 2014 was $314,212 and $291,204, respectively.

 NOTE 5 - MAJOR CUSTOMER AND VENDOR

The Company sold products through ten distributors during the three and six months ended September 30, 2015 and 2014. Sales to three distributors represented 26%, 19%, and 8% of total sales for the three months ended September 30, 2015 and sales to two distributors represented 37% and 29% of total sales for the three months ended September 30, 2014, respectively.

The Company's sales through three distributors represented 28%, 22%, and 10% of total sales for the six months ended September 30, 2015, and sales through three distributors represented 37%, 16%, and 15% of total sales for the six months ended September 30, 2014, respectively.

The Company sold 6 and 11 products during the three months ended September 30, 2015 and 2014. Sales of two products represented 53% and 22% of total sales for the three months ended September 30, 2015. Sales of one product represented 69% of total sales for the three months ended September 30, 2014.

The Company sold 16 and 11 products during the six months ended September 30, 2015 and 2014. Sales of two products represented 60% and 12% of total sales for the six months ended September 30, 2015.  Sales of one product represented 69% of total sales for the six months ended September 30, 2014.

The Company purchases its products from Shandong Yong Chun Tang ("Shandong YCT") according to the contract signed on December 26, 2006 between the Company and Shandong YCT. On February 9, 2010 and February 26, 2015, the Company renewed the Purchase and Sale Contract with Shandong YCT for a term of five years ending on February 28, 2015 and for a term of two years ending on February 28, 2017, respectively. Pursuant to the contract renewed on February 26, 2015, the Company can purchase 10 products from Shandong YCT at fixed prices. On June 25, 2015, the Company made an amendment to the renewed Purchase and Sale Contract with Shandong YCT. Pursuant to the amended Purchase and Sale Contract with Shandong YCT, the Company no longer purchases and sells the 10 products included in the contract renewed on February 26, 2015 and starts to purchase and sell 4 new products without changes in other terms of the previous contract. The Company can purchase these 4 new products from Shandong YCT at fixed prices. Total purchases from Shandong YCT represented 39% and 29% of our total purchases during the three months ended September 30, 2015 and 2014, respectively.  The purchases from three other vendors represented 23%, 20%, and 10% of the Company's total purchases for the three months ended September 30, 2015. The purchases from two other vendors represented 44% and 26% of the Company's total purchases for the three months ended September 30, 2014. Total purchases from Shandong YCT represented 33% and 34% of our total purchases during the six months ended September 30, 2015 and 2014, respectively.  The purchases from two other vendors represented 30% and 21% of the Company's total purchases for the six months ended September 30, 2015. The purchases from two other vendors represented 32% and 23% of the Company's total purchases for the six months ended September 30, 2014.

NOTE 6 - TAXES PAYABLE

Taxes payable at September 30, 2015 and March 31, 2015 were as follows:

	As of
	September 30,	March 31,
	2015	2015

Corporate Income Tax	$1,009,616	$1,019,371
Value-Added Tax	390,763	500,991
Other Tax & Fees	55,104	82,701
Total Tax Payable	$1,455,483	$1,603,063

NOTE 7 - INCOME TAXES

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made, as the Company had no U.S. taxable income for the three and six months ended September 30, 2015 and 2014.

The Company's Chinese subsidiaries are governed by the Income Tax Law of the PRC concerning the privately run and foreign invested enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

The reconciliation of income tax expense at the U.S. statutory rate of 35% to the Company's effective tax rate is as follows:

	Six Months Ended September 30,
	2015	2014

U.S. Statutory rate	$2,873,562	$1,893,196
Tax rate difference between China and U.S.	(821,018)	(540,913)
Permanent difference	(16,574)	(69,120)
Effective tax rate	$2,035,970	$1,283,163

The provisions for income taxes are summarized as follows:

	Six Months ended September 30,
	2015	2014
Current	$2,003,263	$1,283,163
Deferred	32,707	-
Total	$2,035,970	$1,283,163

NOTE 8 - STOCKHOLDERS' EQUITY

Stock Issued for compensation and service

On May 16, 2014, in accordance with the Company's agreement with the independent director, the Company issued 16,667 shares of common stock to one independent director, which were valued at $12,500 based on the quoted price at issuance.

On June 30, 2014, the Company issued 21,000 shares of common stock to non-employee consultants for their service.  The total value of $17,850 was determined based on the quoted price at issuance.

Stock Option Plan

On July 23, 2015, the Company adopted a stock option plan that was approved by its Board of Directors on June 15, 2015.  This plan is intended to retain and provide incentives for talented employees, officers and directors, and to align stockholder and employee interests.  Under this stock option plan, the participants of the plan include the Company's directors, officers and some of employees who were previously determined by the Board of Directors.  On July 23, 2015, the Company signed stock option agreements with each participant and granted options to purchase a total of 2.6 million shares of Common Stock to the participants.  The vesting period of the stock options is ten months from July 23, 2015, the grant date of the stock options.  Immediately following the date when the stock options are vested, the participants will have five consecutive business days to exercise the stock options at an exercise price of $0.40 per share.    Stock options not exercised within the five consecutive business days will expire.  The Company assessed the fair value of the total granted stock options on the grant date using a Black-Scholes Stock Option Pricing Model and recognized the compensation expense based on the fair value of the stock options.  The estimated fair value of the total granted stock options on the grant date was $529,100.  For the quarter ended September 30, 2015, the Company amortized $118,149 of stock-based compensation expense based on the fair value of the stock options.

Stock Warrant

On August 1, 2015, the Company executed a warrant in favor of a non-employee holder. The warrant will be released to the holder of the warrant, should the Company's common stock be approved for listing on the NASDAQ Stock Market or such other mutually agreeable United States registered national securities exchange, on the date that the Company receives a notice of such approval (the "Notice").  The number of shares of common stock issuable upon exercise of the warrant will equal six percent (6%) of the total issued and outstanding shares (on a fully diluted basis) of the Company's common stock on the date of the Notice at an exercise price of $0.36 per share. Based on the number of issued and outstanding shares as of August 1, 2015 (on a fully diluted basis), the warrant would be exercisable for 1,938,041 shares of common stock, which amount is subject to adjustment should the Company issue any additional shares of Common Stock or options, rights or warrants to receive common stock, or securities convertible into common stock, prior the date of the Notice.  The Company has no obligation to deliver the Warrant to the holder if the Company has not received the Notice on or before July 13, 2016. Should the Warrant be delivered, the Warrant will expire on August 1, 2020. The Company will account for the warrant in accordance with ASC paragraph 505-50-S99-1. Pursuant to ASC paragraph 505-50-S99-1, if the Company receives a right to receive future services in exchange for unvested, forfeitable equity instruments, those equity instruments are treated as unissued for accounting purposes until the future services are received (that is, the instruments are not considered issued until they vest). Consequently, there would be no recognition at the measurement date and no entry should be recorded.

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events that have occurred after the date of the balance sheet through the date of issuance of these financial statements and determined that no subsequent event requires disclosure.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

You should read the following discussion together with our consolidated financial statements and the related notes included elsewhere in this Form 10-Q and our audited financial statements included in our Annual Report on Form 10-K. This discussion contains forward-looking statements. These forward-looking statements are based on information available at the time the statements are made and/or management's belief as of that time with respect to future events and involve risks and uncertainties that could cause actual results and outcomes to be materially different. Important factors that could cause such differences include but are not limited to: competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein and in other filings made by the company with the Securities and Exchange Commission. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, and therefore, you should not rely on these forward-looking statements as representing our views as of any date subsequent to the date this Form 10-Q is filed with the Securities and Exchange Commission.

Overview

China YCT International Group, Inc. ("China YCT") was incorporated in the State of Florida in January 1989, and reincorporated in the State of Delaware on April 4, 2007. China YCT principally operates through two of its wholly-owned subsidiaries: Landway Nano Bio-Tech, Inc. ("Landway Nano"), incorporated in Delaware, and Shandong Spring Pharmaceutical Co., Ltd. ("Shandong Spring"), incorporated in the People's Republic of China (the "PRC"). China YCT International Group, Inc. and its subsidiaries are collectively referred to as the "Company". China YCT, through its wholly-owned subsidiary, Shandong Spring, is engaged in the business of developing, manufacturing, and selling its own medicine made primarily from gingko extract, development of the acer truncatum bunge planting bases, and distributing health care supplement products manufactured by another company in the PRC.

Results of Operations

The following table sets forth information from our statements of comprehensive income for the three months ended September 30, 2015 and 2014, in dollars:

	Three Months Ended
	September 30,			%
	2015	2014	Change	Change
Revenues	14,123,738	8,674,157	5,449,581	62.8%
Cost of Sales	(7,901,332)	(4,331,805)	(3,569,527)	82.4%
Gross Profit	6,222,406	4,342,352	1,880,054	43.3%
Operating Expenses	(2,002,128)	(1,407,189)	(594,939)	42.3%
Operating Income	4,220,278	2,935,163	1,285,115	43.8%
Interest Income, net	8,750	20,463	(11,713)	(57.2)%
Income Tax Provision	(1,059,265)	(738,907)	(320,358)	43.4%
Net Income	3,169,763	2,216,719	953,044	43.0%
Comprehensive Income	48,457	2,144,826	(2,096,369)	(97.7)%

The following table sets forth information from our statements of comprehensive income for the six months ended September 30, 2015 and 2014, in dollars:

	Six Months Ended
	September 30,			%
	2015	2014	Change	Change
Revenues	25,609,490	16,854,129	8,755,361	51.9%
Cost of Sales	(13,704,308)	(8,570,575)	(5,133,733)	59.9%
Gross Profit	11,905,182	8,283,554	3,621,628	43.7%
Operating Expenses	(3,716,609)	(2,926,911)	(789,698)	27.0%
Operating Income	8,188,573	5,356,643	2,831,930	52.9%
Interest Income, net	21,605	52,489	(30,884)	(58.8)%
Income Tax Provision	(2,035,970)	(1,283,163)	(752,807)	58.7%
Net Income	6,174,208	4,125,969	2,048,239	49.6%
Comprehensive Income	3,408,967	4,048,321	(639,354)	(15.8)%

Revenue

During the three months ended September 30, 2015, we realized $14,123,738 in revenue, representing an increase of 62.8% or $5,449,581 as compared to $8,674,157 for the same period in 2014.  Revenue increased from the sales of a new product, Acer truncatum oil, and increased sales of both the Huoliyuan capsules and the health care products.

During the six months ended September 30, 2015, we realized $25,609,490 in revenue, representing an increase of 51.9% or $8,755,361 as compared to $16,854,129 for the same period in 2014.  Revenue increased from the sales of a new product, Acer truncatum oil and increased sales of both the Huoliyuan capsules and the health care products.

During the three and six months ended September 30, 2015, we increased advertising and promotion of our Huoliyuan capsules after obtaining the certification pursuant to the criteria set forth by the Good Manufacturing Practices (revised 2010) issued by China Food and Drug Administration (hereafter referred to as new GMP) in the third quarter of 2014. Starting in the quarter ended June 30, 2015,, we also increased the promotion and sales of the health care products through our distributors' greater marketing effort on recruiting new customers.

Part of our revenues was generated by us as the distributor for the health care products manufactured by Shandong YCT. We entered into a Purchase & Sale Contract with Shandong YCT on December 26, 2006, which sets forth the wholesale price that we pay to Shandong YCT for each of the products it produces. On February 9, 2010 and February 26, 2015, we renewed the Purchase and Sale Contract with Shandong YCT for a term of five years ending on February 28, 2015 and for a term of two years ending on February 28, 2017, respectively. Pursuant to the contract renewed on February 26, 2015, we can purchase 10 products from Shandong YCT on fixed prices, with the products selected by us according to their sales volume and profit. On June 25, 2015, the Company made an amendment to the renewed Purchase and Sale Contract with Shandong YCT. Pursuant to the amended Purchase and Sale Contract with Shandong YCT, the Company no longer purchases and sells the 10 products included in the contract renewed on February 26, 2015 and starts to purchase and sell 4 new products without changes in other terms of the previous contract. The Company can purchase these 4 new products from Shandong YCT at fixed prices. The Company made this strategic product switch because it determined that there was a much bigger market for these 4 new products.  During the three months ended September 30, 2015, 42.7% of our total revenue was generated as the distributor of Shandong YCT, as compared to 30.7% during the three months ended September 30, 2014.  During the six months ended September 30, 2015, 37.8% of our total revenue was generated as the distributor of Shandong YCT, as compared to 31.4% during the six months ended September 30, 2014.

The sales of Huoliyuan Capsule accounted for 52.6% of our revenue during the three months ended September 30, 2015, compared to 69.3% during the three months ended September 30, 2014.  The sales of Huoliyuan Capsule accounted for 59.6% of our revenue during the six months ended September 30, 2015, compared to 68.6% during the six months ended September 30, 2014.  Since July 2010, the Company started to manufacture and distribute our own product, Huoliyuan Capsule. Since late 2011, we have made great effort marketing and developing new customers for Huoliyuan Capsule.

Starting during the quarter ended September 30, 2015, the Company has produced Acer truncatum Bunge Seed Oil and sold the product to customers through its distributors.  The Acer truncatum Bunge Seed Oil was extracted from the acer truncatum pods that were purchased from third party vendors.  Currently, the Company's self-grown acer truncatum pods are not ready to be used for production until approximately the third quarter of 2017. The sales of Acer truncatum Bunge Seed Oil accounted for 4.7% and 2.6% of revenue for the three and six months ended September 30, 2015

The following is the sales breakdown by products during the three months ended September 30, 2015 and 2014:

	For the three months ended September 30,
	2015		2014
Health care supplements	6,035,888	42.7%	2,660,377	30.7%
Drugs (Huoliyuan Capsule)	7,423,179	52.6%	6,013,780	69.3%
Acer truncatum oil	664,671	4.7%	-	0.0%
Total	14,123,738	100%	8,674,157	100%

The following is the sales breakdown by products during the six months ended September 30, 2015 and 2014:

	For the six months ended September 30,
	2015		2014
Health care supplements	9,684,473	37.8%	5,300,094	31.4%
Drugs (Huoliyuan Capsule)	15,260,346	59.6%	11,554,035	68.6%
Acer truncatum oil	664,671	2.6%	-	0.0%
Total	25,609,490	100%	16,854,129	100%

Cost of Goods Sold and Gross Margin

Our costs of revenue comprised primarily of the cost of finished goods we purchased from Shandong YCT, the raw materials we purchased from third party vendors, and the manufacturing costs of Acer truncatum Bunge Seed Oil, and our own patented drug, Huoliyuan Capsule. The cost of manufacturing Huoliyuan Capsule was approximately 52.6% and 71.1% of the total cost of goods sold during the three months ended September 30, 2015 and 2014, respectively.  The cost of manufacturing Huoliyuan Capsule was approximately 59.8% and 70.6% of the total cost of goods sold during the six months ended September 30, 2015 and 2014, respectively.

During the three months ended September 30, 2015, our cost of goods sold totaled $ 7,901,332, representing an increase of $ 3,569,527 or 82.4% as compared to $4,331,805 during the three months ended September 30, 2014, due to increased sales of the Huoliyuan capsules, the health care products, and our new product, Acer truncatum Bunge Seed Oil. The percentages of the costs of goods sold to total revenues increased from 49.9% for the three months ended September 30, 2014 to 55.9% for the three months ended September 30, 2015 primarily due to slightly higher raw material costs in Huoliyuan and the sale of new healthcare products that have higher costs but a bigger market.

During the six months ended September 30, 2015, our cost of goods sold totaled $ 13,704,308, representing an increase of $5,133,733 or 59.9% as compared to $8,570,575 during the six months ended September 30, 2014, due to the increased sales of the Huoliyuan capsules, the health care products, and our new product, Acer truncatum Bunge Seed Oil. The percentage of the costs of goods sold to total revenues increased from 50.9% for the six months ended September 30, 2014 to 53.5% for the six months ended September 30, 2015 primarily due to slightly higher raw material costs in Huoliyuan and the sale of new healthcare products that have higher costs but a bigger market.

Gross Profit

Gross profit for the three months ended September 30, 2015 was $6,222,406, an increase of 43.3% or $1,880,054 as compared to the same period for the prior year. Gross profit as a percentage of net revenues was approximately 44.1% for the three months ended September 30, 2015, decreased from 50.1% for the same period of 2014.  In this quarter, we sold new healthcare products that had lower margins but a bigger market.  In addition, our cost for production of Huoliyuan was slightly higher compared with that for the same period of the prior year due to slightly higher raw material costs.

The comparison of the profits for the three months ended September 30, 2015 and 2014 as follows:

	September 30, 2015	September 30, 2014	Change in $	Change in %
Health care supplements	2,755,510	1,406,481	1,349,029	95.9%
Drugs (Huoliyuan capsule)	3,158,456	2,935,871	222,585	7.6%
Acer truncatum Bunge Seed Oil	308,440	-	308,440	100.0%
Total	6,222,406	4,342,352	1,880,054	43.3%

Gross profit for the six months ended September 30, 2015 was $11,905,182, an increase of 43.7% or $3,621,628 as compared to the same period for the prior year. Gross profit as a percentage of net revenues was approximately 46.5% for the six months ended September 30, 2015, slightly decreased from 49.1% for same period of 2014. During the six months ended September 30, 2015, we sold new healthcare products that had lower margins but a bigger market.  In addition, our cost for production of Huoliyuan was slightly higher compared with that for the same period of the prior year due to slightly higher raw material costs.

The comparison of the profits for the six months ended September 30, 2015 and 2014 as follows:

	September 30,	September 30,
	2015	2014	Change in $	Change in %
Health care supplements	4,727,755	2,780,043	1,947,712	70.1%
Drugs (Huoliyuan capsule)	6,868,987	5,503,511	1,365,476	24.8%
Acer truncatum Bunge Seed Oil	308,440	-	308,440	100.0%
Total	11,905,182	8,283,554	3,621,628	43.7%

Research and Development Expenses

Our R&D expenses for the three months ended September 30, 2015 were $222,009 or approximate 1.6% of total corresponding revenue, a decrease of $4,827 or 2.1%, as compared to $226,836 or approximately 2.6% of total corresponding revenue for the three months ended September 30, 2014.  Our R&D expenses for the six months ended September 30, 2015 were $412,577 or approximate 1.6% of total corresponding revenue, a decrease of $65,524 or 13.7%, as compared to $478,101 or approximately 2.8% of total corresponding revenue for the six months ended September 30, 2014.  For the three and six months ended September 30, 2015, we have further reduced our effort related to making investments in research and development of new technologies and products that can be utilized to refine and extract the beneficial components from plants, primarily gingko, due to other focus, such as development of our own acer truncatum bunge planting bases.

Our long-term goal is to utilize advanced biological technology to refine and extract the beneficial compounds in plants that have traditionally been known to have medicinal benefits, primarily gingko and acer truncatum bunge plants. As of September 30, 2015, we have 27 R&D staff. Our R&D staff is engaged in research and development of new technologies and resulting products.

Selling, General and Administrative Expenses

Our selling expenses consist primarily of sales commissions, advertising and promotion expenses, freight charges and related compensation. Our selling expenses for the three months ended September 30, 2015 were $902,961 or 6.4% of our total revenue for the period, representing a slight decrease on the percentage of total revenue from 7.1% for the prior year's quarter ended September 30, 2014.

Our selling expenses for the six months ended September 30, 2015 were $1,672,806 or 6.5% of our total revenue for the period, representing a slight decrease on the percentage of total revenue from 7.0% for the prior year's six months ended September 30, 2014.

Our G&A expenses for the three months ended September 30, 2015 were $877,158 or 6.2% of our total revenue for the period, representing a slight decrease on the percentage of total revenue from 6.5% for the prior year's quarter ended September 30, 2014.  The decrease on the percentage of G&A over total revenue compared with the three months ended September 30, 2014 was mainly due to the faster growth of the sales revenue. The G&A expenses for the three months ended September 30, 2015 increased by 56.5% or $316,569 from the three months ended September 30, 2014 mainly due to amortization of stock-based compensation expenses and increase in the amortization of prepaid leases.

Our G&A expenses for the six months ended September 30, 2015 were $1,631,226 or 6.4% of our total revenue for the period, representing a decrease on the percentage of total revenue from 7.5% for the prior year's six months ended September 30, 2014.  The decrease on the percentage of G&A over total revenue compared with the six months ended September 30, 2014, was mainly due to the faster growth of the sales revenue. The G&A expenses for the six months ended September 30, 2015 increased by 29.2% or $ 369,058 from the six months ended September 30, 2014, mainly due to amortization of stock-based compensation expenses and increase in the amortization of prepaid leases

Net Income

As a result of above, during the three months ended September 30, 2015, we realized net income of $3,169,763,  representing a 43.0% or $953,044 increase, compared to $ 2,216,719 during the three months ended September 30, 2014. The increase was mainly due to higher revenue from the sales of Huoliyuan Capsule, health care products, and Acer truncatum Bunge Seed Oil in the three months ended September 30, 2015.

During the six months ended September 30, 2015, we realized net income of $6,174,208, representing a 49.6% or $2,048,239 increase, compared to $4,125,969 during the six months ended September 30, 2014. The increase was mainly due to higher revenue from the sales of Huoliyuan Capsule, health care products, and Acer truncatum Bunge Seed Oil in the six months ended September 30, 2015.

Comprehensive Income

Our business operates entirely in Chinese RMB, but we report our results in our SEC filings in U.S. Dollars. The conversion of our accounts from RMB to Dollars results in translation adjustments, which are reported as a middle step between net income and comprehensive income. The net income is added to the retained earnings on our balance sheet while the translation adjustment is added to a line item on our balance sheet labeled "other comprehensive income," since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business. During the three months ended September 30, 2015, the effect of converting our financial results to Dollars was a loss of $3,121,306 to our other comprehensive income, as compared to a loss of $71,893 during the three months ended September 30, 2014 as a result of the currency exchange rate fluctuation.

During the six months ended September 30, 2015, the effect of converting our financial results to Dollars was a loss of $2,765,241 to our other comprehensive income, as compared to loss of $77,648 during the six months ended September 30, 2014 as a result of the currency exchange rate fluctuation.

Liquidity and Capital Resources

Our principal sources of liquidity were generated from our operations. As of September 30, 2015, we had $5,971,590 in working capital, a decrease of $7,041,879 or 54.1% as compared to $13,013,469 in working capital as of March 31, 2015. The principle reason for the decline in working capital were the significant investment activities during the quarter, including an $11,883,037 investment in acer truncatum bunge planting and $1,291,972 in the acquisition of office and production equipment and construction spending. Based on our current operating plan, we believe that existing cash and cash equivalents balances, and the funds to be generated by operations will be sufficient to meet our working capital and capital requirements for our current operations for at least the next 12 months. Our operations produced positive cash flow of $3,347,339 during the six months ended September 30, 2015. We had accounts receivable of $531,560 outstanding as of September 30, 2015. We expect our marketing activities to continue to help generate positive cash flow.  The operations of our own manufacturing since fiscal year 2010 and the development of our own acer truncatum bunge planting bases have put some pressure on our cash flow. We may be required to seek additional capital and reduce certain spending as needed on an on-going basis. There can be no assurance that any additional financing will be available on acceptable terms.

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

The following table sets forth a summary of our cash flows for the periods indicated:

	Six months Ended
	September 30, 2015	September 30, 2014	Change in $	Change in %
Net cash provided by operating activities	$3,347,339	$4,961,321	$(1,613,982)	(32.5)%
Net cash used in investing activities	$(13,175,009)	$(1,030,566)	$(12,144,443)	1,178.4%
Effect of exchange rate change on cash and cash equivalents	$(185,986)	$(84,038)	$(101,948)	121.3%
Net increase (decrease) in cash and cash equivalents	$(10,013,656)	$3,846,717	$(13,860,373)	(360.3)%
Cash and cash equivalents, beginning balance	$13,083,532	$18,624,644	$(5,541,112)	(29.8)%
Cash and cash equivalents, ending balance	$3,069,876	$22,471,361	$(19,401,485)	(86.3)%

Operating Activities

Net cash provided by operating activities was $3,347,339 for the six months ended September 30, 2015, which was a decrease of 32.5% or $1,613,982 from the $4,961,321 net cash provided by operating activities for the same period of the prior year. The decrease of net cash provided by operating activities was mainly due to the increase in prepaid lease and inventory.

On July 2, 2015, the Company entered into a new Farmland Leasing Agreement with Zhongce Shen Village for 2,000Mu of farmland for the development of the acer truncatum bunge planting bases. The lease payment is about RMB1,000(approximately USD 157) per Mu annually and payable for five years of rents in advance. The first lease payment was for the rents of the first five years in the amount of RMB10,000,000 (approximately USD1,572,006).

Investing Activities

During the six months ended September 30, 2015, our net cash used by investing activities was $13,175,009, as compared to $1,030,566 of net cash used for the six months ended September 30, 2014. The cash used in investing activities for the six months ended September 30, 2015 of $13,175,009 was primarily attributable to the capital expenditures of $11,883,037 in acer truncatum bunge planting and the acquisition of office and production equipment and construction spending of $1,291,972.

Financing Activities

No net cash was generated or used by financing activities over the three and six months ended September 30, 2015 and 2014.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

Critical Accounting Policies and Estimates

We have made no material changes to our critical accounting policies in connection with the preparation of financial statements for the three and six months ended September 30, 2015.

New Accounting Pronouncements

The Company's management has evaluated all the recently issued accounting pronouncements through the filing date of the consolidated financial statements and does not believe that they will have a material effect of the Company's consolidated financial position and results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The term "disclosure controls and procedures" (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within required time periods. The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q (the "Evaluation Date"). Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were effective.

Changes in internal controls.

The term "internal control over financial reporting" (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated any changes in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2014, and they have concluded that there was no change to the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending legal proceedings to which the Company is a party.

Item 1A. Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3. Defaults Upon Senior Securities.

None

Item 4. Removed and Reserved

Item 5. Other Information

None

Item 6. Exhibits

10.15	Amendment to the Purchase Agreement with Shandong YCT dated as of June 25, 2015

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101	INS XBRL Instance Document.

101	SCH XBRL Taxonomy Extension Schema Document.

101.	CALXBRL Taxonomy Extension Calculation Linkbase Document.

101.	DEF XBRL Taxonomy Extension Definition Linkbase Document.

101	LAB XBRL Taxonomy Extension Label Linkbase Document.

101.	PRE XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA YCT INTERNATIONAL GROUP, LTD.

Date: November 16  , 2015

/s/ Yan Tinghe
Yan Tinghe Chief Executive Officer (Principal Executive Officer)

/s/ Li Chuanmin
Li Chuanmin Chief Financial Officer (Principal Financial Officer)