Form 10-Q
period 2015-12-31
China YCT International Group, Inc.
filed 2016-02-16
CIK 847464

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

The number of shares outstanding of the issuer's common stock on February 11, 2016 was 29,720,690

CHINA YCT INTERNATIONAL GROUP, INC.

FORM 10-Q

December 31, 2015

CHINA YCT INTERNATIONAL GROUP, INC.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2015 AND 2014
(UNAUDITED)

Table of Contents

Page

Consolidated Balance Sheets as of December 31, 2015 and March 31, 2015 (Unaudited)	4

Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended December 31, 2015 and 2014 (Unaudited)	5

Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2015 and 2014 (Unaudited)	6

Notes to Consolidated Financial Statements (Unaudited)	7- 14

CHINA YCT INTERNATIONAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31, 2015	March 31, 2015

Assets
Current assets:
Cash and cash equivalent	$4,749,825	$13,083,532
Accounts receivable	240,210	95,544
Prepaid leases – current portion	956,811	685,934
Deferred tax assets	38,459	-
Inventory	3,160,443	896,843
Total current assets	9,145,748	14,761,853

Prepaid leases	2,540,314	2,060,441
Development cost of acer truncatum bunge planting	41,956,141	32,078,148
Plant, property, and equipment, net	12,948,548	12,864,161
Intangible assets, net	13,608,911	15,393,272
Total assets	$80,199,662	$77,157,875

Liabilities and Stockholders' Equity
Liabilities:
Current liabilities:
Accounts payable and other accrued expenses	$158,847	$145,321
Taxes payable	718,940	1,603,063
Total current liabilities	877,787	1,748,384
Total liabilities	877,787	1,748,384

Stockholders' Equity
Preferred stock, par value $500.00 per share; 45 shares authorized and issued and outstanding at December 31, 2015 and March 31, 2015.	22,500	22,500
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 29,720,690 and 29,700,690 shares issued and outstanding at December 31, 2015 and March 31, 2015, respectively.	29,720	29,701
Additional paid-in capital	4,494,356	4,210,407
Statutory reserve	1,828,504	1,828,504
Retained earnings	72,579,429	64,566,532
Accumulated other comprehensive income	367,366	4,751,847
Total stockholders' equity	79,321,875	75,409,491
Total liabilities and stockholders' equity	$80,199,662	$77,157,875

The accompanying notes are an integral part of these financial statements.

CHINA YCT INTERNATIONAL GROUP, INC.
CONSOLIDATED STATEMENTS
OF COMPREHENSIVE INCOME
(Unaudited)

	THREE MONTHS ENDED DECEMBER 31,		NINE MONTHS ENDED DECEMBER 31,
	2015	2014	2015	2014

Revenue	$11,858,027	$9,511,534	$37,467,517	$26,365,663
Cost of Goods Sold	6,781,646	4,826,870	20,485,954	13,397,445
Gross Profit	5,076,381	4,684,664	16,981,563	12,968,218
Operating Expenses
Selling Expenses	1,417,716	1,309,858	3,090,522	2,496,500
General &Administrative Expenses	1,014,651	1,024,914	2,645,877	2,287,081
Research & Development Expenses	247,259	87,949	659,836	566,050
Total operating expenses	2,679,626	2,422,721	6,396,235	5,349,631
Income from operation	2,396,755	2,261,943	10,585,328	7,618,587
Interest income	4,015	19,542	25,620	72,031
Income before income tax	2,400,770	2,281,485	10,610,948	7,690,618
Income tax	562,081	615,188	2,598,051	1,898,351
Net income	1,838,689	1,666,297	8,012,897	5,792,267
Other comprehensive income (loss)
Foreign currency translation adjustment	(1,619,240)	387,442	(4,384,481)	309,794
Comprehensive income	$219,449	$2,053,739	$3,628,416	$6,102,061

Earnings per common share Basic and Diluted	$0.06	$0.06	$0.27	$0.20

Weighted average number of common shares outstanding Basic and Diluted	29,716,777	29,700,690	29,706,072	29,690,953

The accompanying notes are an integral part of these financial statements.

CHINA YCT INTERNATIONAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	NINE MONTHS ENDED DECEMBER 31,
	2015	2014
Cash Flows From Operating Activities:
Net income	$8,012,897	$5,792,267
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,120,630	1,460,809
Issuance of common shares for compensation and service	10,000	30,350
Amortization of stock-based compensation expenses	273,968	-
Deferred taxes	(39,919)	-
Changes in operating assets and liabilities:
Prepaid lease	(1,598,491)	280,811
Inventory	(2,399,986)	(607,729)
Accounts receivable	(155,530)	42,049
Taxes payable	(827,670)	67,391
Accounts payable and other accrued expenses	22,202	(21,183)
Net cash provided by operating activities	5,418,101	7,044,765

Cash flows from investing activities:
Acquisition of plant and equipment	(1,278,362)	(43,693)
Development cost of acer truncatum bunge planting	(12,055,180)	(1,525,623)
Net cash used in investing activities	(13,333,542)	(1,569,316)

Effect of exchange rate changes on cash and cash equivalents	(418,266)	95,252
Net increase (decrease) in cash and cash equivalents	(8,333,707)	5,570,701
Cash and cash equivalents at beginning of period	13,083,532	18,624,644
Cash and cash equivalents at end of period	$4,749,825	$24,195,345

Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$-	$-
Income taxes	$2,983,005	$1,828,974

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

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of December 31, 2015 and the results of operations and cash flows for the periods ended December 31, 2015 and 2014. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and nine months ended December 31, 2015 are not necessarily indicative of the results to be expected for any subsequent periods or for the entire year ending March 31, 2016. The balance sheet on March 31, 2015 has been derived from the audited financial statements at that date.

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

China YCT International, Inc. is a holding company of Shandong Spring Pharmaceutical Co., Ltd and does not have any operating activities.  Therefore, the Company does not incur any U.S. income tax liabilities.

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

Earnings per common share ("EPS")

Basic EPS excludes dilution and is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted shares reflect the potential dilution that could occur if securities or other contracts to issue common stock (convertible preferred stock, forward contracts, warrants to purchase common stock, contingently issuable shares, common stock options and warrants and their equivalents using the treasury stock method) were exercised or converted into common stock. There were no shares of common stock equivalents available for dilution purposes as of December 31, 2015 and 2014.

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

Translation adjustments resulting from this process amounted to $(1,619,240) and $387,442 for the three months ended December 31, 2015 and 2014, and $(4,384,481) and $309,794 for the nine months ended December 31, 2015 and 2014, respectively.
The following exchange rates were used to translate the amounts from RMB into United States dollars ("USD") for the respective periods:
	December 31,	December 31,
	2015	2014
Period End Exchange Rate (RMB/USD)	6.4936	6.1190
Average Period Exchange Rate (RMB/USD)	6.2559	6.1362

Recent accounting pronouncements

The Company's management has evaluated all the recently issued accounting pronouncements through the filing date of these consolidated financial statements and does not believe that they will have a material effect on the Company's consolidated financial position and results of operations.

NOTE 3 - INVENTORY

Inventory consists of finished goods, work-in-process, packaging materials, and raw materials. No allowance for inventory was made for the three and nine months ended December 31, 2015 and 2014.

The components of inventories as of December 31, 2015 and March 31, 2015 were as follows:

	December 31,	March 31,
	2015	2015
Raw materials	$925,812	$68,349
Packaging materials	477,296	181,847
Work-in-process	1,360,239	289,188
Finished goods	397,096	357,459
Total Inventories	$3,160,443	$896,843

NOTE 4 – PLANT, PROPERTY, AND EQUIPMENT, NET

The components of property and equipment were as follows:

	December 31,	March 31,
	2015	2015
Machinery & Equipment	$1,758,137	$1,495,311
Office equipment and automobiles	229,054	193,519
Building	12,746,960	12,586,247
Leasehold Improvements	1,231,982	1,302,465
Subtotal	15,966,133	15,577,542
Less: Accumulated Depreciation & Amortization	(3,017,585)	(2,713,381)
Total plant, property and equipment, net	$12,948,548	$12,864,161

The depreciation and amortization expense for the three months ended December 31, 2015 and 2014 was $153,964 and $161,063, respectively.

The depreciation and amortization expense for the nine months ended December 31, 2015 and 2014 was $468,176 and $452,267, respectively.

 NOTE 5 - MAJOR CUSTOMER AND VENDOR

The Company sold products through ten distributors during the three and nine months ended December 31, 2015 and 2014. Sales to two distributors represented 23% and 19% of total sales for the three months ended December 31, 2015 and sales to three distributors represented 40%, 22%, and 17% of total sales for the three months ended December 31, 2014, respectively.

The Company's sales through two distributors represented 27% and 21% of total sales for the nine months ended December 31, 2015, and sales through three distributors represented 30%, 27%, and 17% of total sales for the nine months ended December 31, 2014, respectively.

The Company sold 6 and 11 products during the three months ended December 31, 2015 and 2014. Sales of three products represented 51%, 17%, and 11% of total sales for the three months ended December 31, 2015. Sales of one product represented 73% of total sales for the three months ended December 31, 2014.

The Company sold 16 and 11 products during the nine months ended December 31, 2015 and 2014. Sales of two products represented 57% and 12% of total sales for the nine months ended December 31, 2015.  Sales of one product represented 70% of total sales for the nine months ended December 31, 2014.

The Company purchases its products from Shandong Yong Chun Tang Biotechnology Co., Ltd ("Shandong YCT") according to the contract signed on December 26, 2006 between the Company and Shandong YCT. On February 9, 2010 and February 26, 2015, the Company renewed the Purchase and Sale Contract with Shandong YCT for a term of five years ending on February 28, 2015 and for a term of two years ending on February 28, 2017, respectively. Pursuant to the contract renewed on February 26, 2015, the Company could purchase 10 products from Shandong YCT at fixed prices. On June 25, 2015, the Company made an amendment to the renewed Purchase and Sale Contract with Shandong YCT. Pursuant to the amended Purchase and Sale Contract with Shandong YCT, the Company no longer purchases and sells the 10 products included in the contract renewed on February 26, 2015 and agreed to purchase and sell four new products without changes in other terms of the previous contract. The Company can purchase these four new products from Shandong YCT at fixed prices. Total purchases from Shandong YCT represented 37% and 24% of our total purchases during the three months ended December 31, 2015 and 2014, respectively.  The purchases from two other vendors represented 32% and 16% of the Company's total purchases for the three months ended December 31, 2015. The purchases from two other vendors represented 41% and 28% of the Company's total purchases for the three months ended December 31, 2014. Total purchases from Shandong YCT represented 34% and 21% of our total purchases during the nine months ended December 31, 2015 and 2014, respectively.  The purchases from two other vendors represented 31% and 20% of the Company's total purchases for the nine months ended December 31, 2015. The purchases from two other vendors represented 22% and 15% of the Company's total purchases for the nine months ended December 31, 2014.

NOTE 6 - TAXES PAYABLE

Taxes payable at December 31, 2015 and March 31, 2015 were as follows:

	As of
	December 31,	March 31,
	2015	2015

Corporate Income Tax	$631,804	$1,019,371
Value-Added Tax	68,409	500,991
Other Tax & Fees	18,727	82,701
Total Tax Payable	$718,940	$1,603,063

NOTE 7 - INCOME TAXES

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made, as the Company had no U.S. taxable income for the three and nine months ended December 31, 2015 and 2014.

The Company's Chinese subsidiaries are governed by the Income Tax Law of the PRC concerning the privately run and foreign invested enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

The reconciliation of income tax expense at the U.S. statutory rate of 35% to the Company's effective tax rate is as follows:

	Nine Months Ended December 31,
	2015	2014

U.S. Statutory rate	$3,713,832	$2,691,716
Tax rate difference between China and U.S.	(1,061,095)	(769,062)
Permanent difference	(54,686)	(24,303)
Effective tax rate	$2,598,051	$1,898,351

The provisions for income taxes are summarized as follows:

	Nine Months ended December 31,
	2015	2014
Current	$2,637,970	$1,898,351
Deferred	(39,919)	-
Total	$2,598,051	$1,898,351

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

 On October 19, 2015, in accordance with the Company's agreement with the independent director, the Company issued 20,000 shares of common stock to one independent director, which were valued at $10,000 based on the quoted price at issuance.

Stock Option Plan

On July 23, 2015, the Company adopted a stock option plan that was approved by its Board of Directors on June 15, 2015.  This plan is intended to retain and provide incentives for talented employees, officers and directors, and to align stockholder and employee interests.  Under this stock option plan, the participants of the plan include the Company's directors, officers and some employees who were previously determined by the Board of Directors.  On July 23, 2015, the Company signed stock option agreements with each participant and granted options to purchase a total of 2.6 million shares of Common Stock to the participants.  The vesting period of the stock options is ten months from July 23, 2015, the grant date of the stock options.  Immediately following the date when the stock options are vested, the participants will have five consecutive business days to exercise the stock options at an exercise price of $0.40 per share.    Stock options not exercised within the five consecutive business days will expire.  The Company assessed the fair value of the total granted stock options on the grant date using a Black-Scholes Stock Option Pricing Model and recognized the compensation expense based on the fair value of the stock options.  The estimated fair value of the total granted stock options on the grant date was $529,100.  For the three and nine months ended December 31, 2015, the Company amortized $155,819 and $273,968 of stock-based compensation expense based on the fair value of the stock options.

Stock Warrant

On August 1, 2015, the Company executed a warrant in favor of a non-employee holder. The warrant would have been released to the holder of the warrant, had the Company's common stock been approved for listing on the NASDAQ Stock Market or such other mutually agreed-upon, United States-registered national securities exchange, on the date that the Company received notice of such approval (the "Notice").  The number of shares of common stock issuable upon exercise of the warrant would have equaled six percent (6%) of the total issued and outstanding shares (on a fully diluted basis) of the Company's common stock on the date of the Notice at an exercise price of $0.36 per share. Based on the number of issued and outstanding shares as of August 1, 2015 (on a fully diluted basis), the warrant would have been exercisable for 1,938,041 shares of common stock, which amount would then have been subjected to adjustment should the Company have issued any additional shares of Common Stock or options, rights or warrants to receive common stock, or securities convertible into common stock, prior the date of the Notice.  The Company had no obligation to deliver the Warrant to the holder if the Company did not receive the Notice on or before July 13, 2016. If the Warrant had been delivered, the Warrant would have expired on August 1, 2020. The Company would have had to account for the warrant in accordance with ASC paragraph 505-50-S99-1. Pursuant to ASC paragraph 505-50-S99-1, if the Company received the right to receive future services in exchange for unvested, forfeitable equity instruments, those equity instruments would have been treated as unissued for accounting purposes until the future services were received (that is, the instruments were not considered issued until they vested). Consequently, there was no recognition at the measurement date and no entry had been recorded as of December 21, 2015 when the stock warrant was terminated.

Effective December 21, 2015, the Company and the non-employee warrant holder agreed to terminate the Company's engagement of the holder dated July 1, 2015 and the Warrant.  The Company has no further obligations to the non-employee holder. The termination of the Warrant has no impact on the Company's current and future financial statements.

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

Results of Operations

The following table sets forth information from our statements of comprehensive income for the three months ended December 31, 2015 and 2014, in dollars:

	Three Months Ended
	December 31,		$	%
	2015	2014	Change	Change
Revenues	$11,858,027	$9,511,534	$2,346,493	24.7%
Cost of Sales	$(6,781,646)	$(4,826,870)	$(1,954,776)	40.5%
Gross Profit	$5,076,381	$4,684,664	$391,717	8.4%
Operating Expenses	$(2,679,626)	$(2,422,721)	$(256,905)	10.6%
Operating Income	$2,396,755	$2,261,943	$134,812	6.0%
Interest Income, net	$4,015	$19,542	$(15,527)	(79.5)%
Income Tax Provision	$(562,081)	$(615,188)	$53,107	(8.6)%
Net Income	$1,838,689	$1,666,297	$172,392	10.3%
Comprehensive Income	$219,449	$2,053,739	$(1,834,290)	(89.3)%

The following table sets forth information from our statements of comprehensive income for the nine months ended December 31, 2015 and 2014, in dollars:

	Nine Months Ended
	December 31,		$	%
	2015	2014	Change	Change
Revenues	$37,467,517	$26,365,663	$11,101,854	42.1%
Cost of Sales	$(20,485,954)	$(13,397,445)	$(7,088,509)	52.9%
Gross Profit	$16,981,563	$12,968,218	$4,013,345	30.9%
Operating Expenses	$(6,396,235)	$(5,349,631)	$(1,046,604)	19.6%
Operating Income	$10,585,328	$7,618,587	$2,966,741	38.9%
Interest Income, net	$25,620	$72,031	$(46,411)	(64.4)%
Income Tax Provision	$(2,598,051)	$(1,898,351)	$(699,700)	36.9%
Net Income	$8,012,897	$5,792,267	$2,220,630	38.3%
Comprehensive Income	$3,628,416	$6,102,061	$(2,473,645)	(40.5)%

Revenue

During the three months ended December 31, 2015, we realized $11,858,027 in revenue, representing an increase of 24.7% or $2,346,493 as compared to $9,511,534 for the same period in 2014.  Revenue increased from the sales of a new product, Acer truncatum oil, and increased sales of the health care products.

During the nine months ended December 31, 2015, we realized $37,467,517 in revenue, representing an increase of 42.1 % or $11,101,854 as compared to $26,365,663 for the same period in 2014.  Revenue increased from the sales of a new product, Acer truncatum oil and increased sales of both the Huoliyuan capsules and the health care products.

During the three and nine months ended December 31, 2015, we increased advertising and promotion of our Huoliyuan capsules after obtaining the certification pursuant to the criteria set forth by the Good Manufacturing Practices (revised 2010) issued by China Food and Drug Administration (hereafter referred to as new GMP) in the third quarter of 2014. Starting in the quarter ended June 30, 2015, we also increased the promotion and sales of the health care products through our distributors' greater marketing effort on recruiting new customers. In the quarter ended December 31, 2015, we further increased the promotion of our Acer truncatum oil, Huoliyuan, capsules, and health products by organizing a big marketing event.   We intended that  this event would boost sales of all of our products, especially our Huoliyuan capsules, during the Chinese New Year and the fourth quarter ended March 31, 2016.

Part of our revenues were generated by us as the distributor for the health care products manufactured by Shandong YCT. We entered into a Purchase & Sale Contract with Shandong YCT on December 26, 2006, which sets forth the wholesale price that we pay to Shandong YCT for each of the products it produces. On February 9, 2010 and February 26, 2015, we renewed the Purchase and Sale Contract with Shandong YCT for a term of five years ending on February 28, 2015 and for a term of two years ending on February 28, 2017, respectively. Pursuant to the contract renewed on February 26, 2015, we can purchase 10 products from Shandong YCT on fixed prices, with the products selected by us according to their sales volume and profit. On June 25, 2015, the Company made an amendment to the renewed Purchase and Sale Contract. Pursuant to the amended Purchase and Sale Contract, the Company no longer purchases and sells the 10 products included in the contract renewed on February 26, 2015 and agreedto purchase and sell four new products without changes in other terms of the previous contract. The Company can purchase these four new products from Shandong YCT at fixed prices. The Company made this strategic product switch because it determined that there was a much bigger market for these four new products.  During the three months ended December 31, 2015, 31.5% of our total revenue was generated as the distributor of Shandong YCT, as compared to 27.5% during the three months ended December 31, 2014.  During the nine months ended December 31, 2015, 35.8% of our total revenue was generated as the distributor of Shandong YCT, as compared to 30.0% during the nine months ended December 31, 2014.

The sales of Huoliyuan Capsule accounted for 50.9% of our revenue during the three months ended December 31, 2015, compared to 72.5% during the three months ended December 31, 2014.  The sales of Huoliyuan Capsule accounted for 56.8% of our revenue during the nine months ended December 31, 2015, compared to 70.0% during the nine months ended December 31, 2014.  Since July 2010, the Company has manufactured and distributed our own product, Huoliyuan Capsule. Since late 2011, we have made great efforts towards marketing and developing new customers for Huoliyuan Capsule.

Since the quarter ended September 30, 2015, the Company has produced Acer truncatum Bunge Seed Oil and sold the product to customers through its distributors.  The Acer truncatum Bunge Seed Oil was extracted from the acer truncatum pods that were purchased from third party vendors.  The Company's self-grown acer truncatum pods will not be  ready to be used for production until approximately the third quarter of 2017. The sales of Acer truncatum Bunge Seed Oil accounted for 17.6% and 7.4% of revenue for the three and nine months ended December 31, 2015

The following is the sales breakdown by products during the three months ended December 31, 2015 and 2014:

	For the three months ended December 31,
	2015		2014
Health care supplements	$3,738,119	31.5%	$2,616,764	27.5%
Drugs (Huoliyuan Capsule)	6,036,747	50.9%	6,894,770	72.5%
Acer truncatum oil	2,083,161	17.6%	-	0.0%
Total	$11,858,027	100%	$9,511,534	100%

The following is the sales breakdown by products during the nine months ended December 31, 2015 and 2014:

	For the nine months ended December 31,
	2015		2014
Health care supplements	$13,422,592	35.8%	$7,916,858	30.0%
Drugs (Huoliyuan Capsule)	21,297,092	56.8%	18,448,805	70.0%
Acer truncatum oil	2,747,833	7.4%	-	0.0%
Total	$37,467,517	100%	$26,365,663	100%

Cost of Goods Sold and Gross Margin

Our costs of revenue were comprised primarily of the cost of finished goods we purchased from Shandong YCT, the raw materials we purchased from third party vendors, and the manufacturing costs of Acer Truncatum Bunge Seed Oil, and our own patented drug, Huoliyuan Capsule. The cost of manufacturing Huoliyuan Capsule was approximately 52.0% and 74.3% of the total cost of goods sold during the three months ended December 31, 2015 and 2014, respectively.  The cost of manufacturing Huoliyuan Capsule was approximately 57.2% and 75.0% of the total cost of goods sold during the nine months ended December 31, 2015 and 2014, respectively.

During the three months ended December 31, 2015, our cost of goods sold totaled $6,781,646, representing an increase of $1,954,776 or 40.5% as compared to $4,826,870 during the three months ended December 31, 2014, due to increased sales of the health care products and our new product, Acer truncatum Bunge Seed Oil. The percentages of the costs of goods sold to total revenues increased from 50.7% for the three months ended December 31, 2014 to 57.2% for the three months ended December 31, 2015 primarily due to slightly higher raw material costs in Huoliyuan and the sale of new healthcare products that have higher costs but a bigger market.

During the nine months ended December 31, 2015, our cost of goods sold totaled $20,485,954, representing an increase of $7,088,509 or 52.9% as compared to $13,397,445 during the nine months ended December 31, 2014, due to the increased sales of the Huoliyuan capsules, the health care products, and our new product, Acer truncatum Bunge Seed Oil. The percentage of the costs of goods sold to total revenues increased from 50.8% for the nine months ended December 31, 2014 to 54.7% for the nine months ended December 31, 2015 primarily due to slightly higher raw material costs in Huoliyuan and the sale of new healthcare products that have higher costs but a bigger market.

Gross Profit

Gross profit for the three months ended December 31, 2015 was $5,076,381, an increase of 8.4% or $391,717 as compared to the same period for the prior year. Gross profit as a percentage of net revenues was approximately 42.8% for the three months ended December 31, 2015, decreased from 49.3% for the same period of 2014.  In this quarter, we continue to sell new healthcare products that had lower margins but a bigger market.  In addition, our cost for production of Huoliyuan was slightly higher compared with that for the same period of the prior year due to slightly higher raw material costs.

The comparison of the profits for the three months ended December 31, 2015 and 2014 as follows:

	December 31,	December 31,
	2015	2014	Change in $	Change in %
Health care supplements	$1,667,164	$1,378,044	$289,120	21.0%
Drugs (Huoliyuan capsule)	2,399,847	3,306,620	(906,773)	(27.4)%
Acer truncatum oil	1,009,370	-	1,009,370	100.0%
Total	$5,076,381	$4,684,664	$391,717	8.4%

Gross profit for the nine months ended December 31, 2015 was $16,981,563, an increase of 30.9% or $4,013,345 as compared to the same period for the prior year. Gross profit as a percentage of net revenues was approximately 45.3% for the nine months ended December 31, 2015, decreased from 49.2% for same period of 2014. During the nine months ended December 31, 2015, we sold new healthcare products that had lower margins but a bigger market.  In addition, our cost for production of Huoliyuan was slightly higher compared with that for the same period of the prior year due to slightly higher raw material costs.

The comparison of the profits for the nine months ended December 31, 2015 and 2014 as follows:

	December 31,	December 31,
	2015	2014	Change in $	Change in %
Health care supplements	$6,394,919	$4,567,497	$1,827,422	40.0%
Drugs (Huoliyuan capsule)	9,268,834	8,400,721	868,113	10.3%
Acer truncatum oil	1,317,810	-	1,317,810	100.0%
Total	$16,981,563	$12,968,218	$4,013,345	30.9%

Research and Development Expenses

Our research and development expenses for the three months ended December 31, 2015 were $247,259 or approximate 2.1% of total corresponding revenue, an increase of $159,310 or 181.1%, as compared to $87,949 or approximately 0.9% of total corresponding revenue for the three months ended December 31, 2014.  Our research and development expenses for the nine months ended December 31, 2015 were $659,836 or approximate 1.8% of total corresponding revenue, an increase of $93,786 or 16.6%, as compared to $566,050 or approximately 2.1% of total corresponding revenue for the nine months ended December 31, 2014.  For the three and nine months ended December 31, 2015, we increased the purchase of material used in research and development of advanced technology to refine and extract the beneficial compounds in plants.

Our long-term goal is to utilize advanced biological technology to refine and extract the beneficial compounds in plants that have traditionally been known to have medicinal benefits, primarily gingko and acer truncatum bunge plants. As of December 31, 2015, we had 27 staff members who are  engaged in research and development of new technologies and resulting products.

Selling, General and Administrative Expenses

Our selling expenses consist primarily of sales commissions, advertising and promotion expenses, freight charges and related compensation. Our selling expenses for the three months ended December 31, 2015 were $1,417,716 or 12.0% of our total revenue for the period, representing a slight decrease on the percentage of total revenue from 13.8% for the prior year's quarter ended December 31, 2014.

Our selling expenses for the nine months ended December 31, 2015 were $3,090,522 or 8.2% of our total revenue for the period, representing a decrease on the percentage of total revenue from 9.5% for the prior year's nine months ended December 31, 2014.

Our G&A expenses for the three months ended December 31, 2015 were $1,014,651 or 8.6% of our total revenue for the period, representing a decrease on the percentage of total revenue from 10.8% for the prior year's quarter ended December 31, 2014.  The decrease on the percentage of G&A over total revenue compared with the three months ended December 31, 2014 was mainly due to the faster growth of the sales revenue. The G&A expenses for the three months ended December 31, 2015 slightly decreased by 1.0% or $10,263 from the three months ended December 31, 2014.

Our G&A expenses for the nine months ended December 31, 2015 were $ 2,645,877 or 7.1% of our total revenue for the period, representing a decrease on the percentage of total revenue from 8.7% for the prior year's nine months ended December 31, 2014.  The decrease on the percentage of G&A over total revenue compared with the nine months ended December 31, 2014, was mainly due to the faster growth of the sales revenue. The G&A expenses for the nine months ended December 31, 2015 increased by 15.7% or $358,796 from the nine months ended December 31, 2014, mainly due to amortization of stock-based compensation expenses and increase in the amortization of prepaid leases.

Net Income

As a result of the above, during the three months ended December 31, 2015, we realized net income of $1,838,689,  representing a 10.3% or $172,392 increase, compared to $1,666,297 during the three months ended December 31, 2014. The increase was mainly due to higher revenue from the sales of health care products and Acer truncatum Bunge Seed Oil in the three months ended December 31, 2015.

During the nine months ended December 31, 2015, we realized net income of $8,012,897, representing a 38.3% or $2,220,630 increase, compared to $5,792,267 during the nine months ended December 31, 2014. The increase was mainly due to higher revenue from the sales of Huoliyuan Capsule, health care products, and Acer truncatum Bunge Seed Oil in the nine months ended December 31, 2015.

Comprehensive Income

Our business operates entirely in Chinese RMB, but we report our results in our SEC filings in USD. The conversion of our accounts from RMB to USD results in translation adjustments, which are reported as a middle step between net income and comprehensive income. The net income is added to the retained earnings on our balance sheet while the translation adjustment is added to a line item on our balance sheet labeled "other comprehensive income," since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business. During the three months ended December 31, 2015, the effect of converting our financial results to USD was a loss of $1,619,240 to our other comprehensive income, as compared to a gain of $387,442 during the three months ended December 31, 2014 as a result of the currency exchange rate fluctuation.

During the nine months ended December 31, 2015, the effect of converting our financial results to USD was a loss of $4,384,481 to our other comprehensive income, as compared to a gain of $309,794 during the nine months ended December 31, 2014 as a result of the currency exchange rate fluctuation.

Liquidity and Capital Resources

Our principal sources of liquidity were generated from our operations. As of December 31, 2015, we had $8,267,961 in working capital, a decrease of $4,745,508 or 36.5% as compared to $13,013,469 in working capital as of March 31, 2015. The principle reasons for the decline in working capital were the significant investment activities in acer truncatum bunge planting during the nine months ended December 31, 2015 and the increase in inventory at December 31, 2015. Based on our current operating plan, we believe that existing cash and cash equivalents balances, and the funds to be generated by operations will be sufficient to meet our working capital and capital requirements for our current operations for at least the next 12 months. Our operations produced positive cash flow of $5,418,101 during the nine months ended December 31, 2015. We had accounts receivable of $240,210 outstanding as of December 31, 2015. We expect our marketing activities to continue to help generate positive cash flow.  The operations of our own manufacturing since fiscal year 2010 and the development of our own acer truncatum bunge planting bases have put some pressure on our cash flow. We may be required to seek additional capital and reduce certain spending as needed on an on-going basis. There can be no assurance that any additional financing will be available on acceptable terms.

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

The following table sets forth a summary of our cash flows for the periods indicated:

	Nine months ended December 31,
	2015	2014	Change in $	Change in %
Net cash provided by operating activities	$5,418,101	$7,044,765	$(1,626,664)	(23.1)%
Net cash used in investing activities	$(13,333,542)	$(1,569,316)	$(11,764,226)	749.6%
Effect of exchange rate change on cash and cash equivalents	$(418,266)	$95,252	$(513,518)	(539.1)%
Net increase (decrease) in cash and cash equivalents	$(8,333,707)	$5,570,701	$(13,904,408)	(249.6)%
Cash and cash equivalents, beginning balance	$13,083,532	$18,624,644	$(5,541,112)	(29.8)%
Cash and cash equivalents, ending balance	$4,749,825	$24,195,345	$(19,445,520)	(80.4)%

Operating Activities

Net cash provided by operating activities was $5,418,101 for the nine months ended December 31, 2015, which was a decrease of 23.1% or $1,626,664 from the $7,044,765 net cash provided by operating activities for the same period of the prior year. The decrease of net cash provided by operating activities was mainly due to the increase in prepaid lease and inventory.
On July 2, 2015, the Company entered into a new Farmland Leasing Agreement with Zhongce Shen Village for 2,000Mu of farmland for the development of the acer truncatum bunge planting bases. The lease payment is about RMB1,000 (approximately USD 157) per Mu annually and payable for five years of rents in advance. The first lease payment was for the rents of the first five years in the amount of RMB10,000,000 (approximately USD1,572,006).

Investing Activities

During the nine months ended December 31, 2015, our net cash used by investing activities was $13,333,542, as compared to $1,569,316 of net cash used for the nine months ended December 31, 2014. The cash used in investing activities for the nine months ended December 31, 2015 of $13,333,542 was primarily attributable to the capital expenditures of $12,055,180 in acer truncatum bunge planting and the acquisition of office and production equipment and construction spending of $1,278,362.

Financing Activities

No net cash was generated or used by financing activities over the three and nine months ended December 31, 2015 and 2014.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

Critical Accounting Policies and Estimates

We have made no material changes to our critical accounting policies in connection with the preparation of financial statements for the three and nine months ended December 31, 2015.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3. Defaults Upon Senior Securities.

None

Item 4. Removed and Reserved

Item 5. Other Information

None

Item 6. Exhibits

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101. INS	XBRL Instance Document.

101. SCH	XBRL Taxonomy Extension Schema Document.

101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101. DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101. LAB	XBRL Taxonomy Extension Label Linkbase Document.

101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA YCT INTERNATIONAL GROUP, LTD.

Date: February 12, 2016

/s/ Yan Tinghe
Yan Tinghe
Chief Executive Officer (Principal Executive Officer)

/s/ Li Chuanmin
Li Chuanmin
Chief Financial Officer (Principal Financial Officer)