Form 10-K
period 2016-03-31
China YCT International Group, Inc.
filed 2016-06-29
CIK 847464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2016 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of September 30, 2015, the aggregate market value of the shares of the registrant's common stock held by non-affiliates (based upon close sale price of such shares as reported on the OTCQB Marketplace), was $11,464,161.46.

The number of shares outstanding of the issuer's common stock, as of June 20, 2016 was 29,764,168.

CHINA YCT INTERNATIONAL GROUP, INC.

FORM 10K
For the Fiscal Year Ended March 31, 2016

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report contains certain forward-looking statements regarding China YCT International Group, Inc., its business and its financial prospects. These statements represent Management's present intentions and its present belief regarding the Company's future. Nevertheless, there are numerous risks and uncertainties that could cause our actual results to differ from the results suggested in this Report. A number of those risks are set forth in the section of this report titled "Risk Factors".

Because these and other risks may cause China YCT International Group's actual results to differ from those anticipated by Management, the reader should not place undue reliance on any forward-looking statements that appear in this Report. Readers should also take note that China YCT International Group will not necessarily make any public announcement of changes affecting these forward-looking statements, which should be considered accurate on this date only.

ITEM 1.   BUSINESS

The Structure of our Business

China YCT International Group ("CYIG" or "the Company") principally operates through two of its wholly-owned subsidiary, Landway Nano Bio-Tech Group, Inc. ("Landway Nano"), incorporated in Delaware, and Shandong Spring Pharmaceutical Co., Ltd. ("Shandong Spring Pharmaceutical"), a corporation organized in the People's Republic of China (the "PRC"). Shandong Spring Pharmaceutical is engaged in the business of developing, manufacturing and selling its own medicine made primarily from ginseng extract, development of the acer truncatum bunge planting bases, and distributing health care supplement products manufactured by another company in the PRC.

From January 2006 until January 2007 management of Shandong Spring Pharmaceutical was engaged in developing the company's manufacturing facility and distribution network. In January 2007, Shandong Spring Pharmaceutical commenced revenue-producing activities, specifically distributing products manufactured by Shandong Yong Chun Tang Bioengineering Co., Ltd. ("Shandong YCT").

Shandong Spring Pharmaceutical was originally organized as a subsidiary of Shandong YCT for the purpose of focusing on advanced technology related to the use of gingko as an aide to health. Shandong YCT later transferred ownership of Shandong Spring Pharmaceutical to its equity-holders. Shandong Spring Pharmaceutical served solely as a distributor for Shandong YCT through the end of its fiscal year on March 31, 2009, pursuant to a distribution agreement that fixed the resale profit that would be earned by Shandong Spring Pharmaceutical. On February 26, 2015, we renewed the Purchase and Sale Contract with Shandong YCT for a term of two years ending on February 28, 2017.  Pursuant to the renewed agreement, the Company can purchase 10 products from Shandong YCT at fixed prices with products selected according to their sales and profits. Mr. Yan Tinghe, our founder and Chief Executive Officer, was the principal shareholder of Shandong YCT until he sold all of his shares of Shandong YCT to an unrelated party on Dec 16, 2009.

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

On October 26, 2010, Shandong Spring Pharmaceutical signed an agreement to purchase three patents relating to Chinese herbal formulas from Jining Tianruitong Technology Development Limited Company for $15,557,318. We received an independent assessment of the value of the patents, which substantiated the purchase price. Approval from the State Intellectual Property Office of the PRC is required for the transfer of the patent. We obtained governmental approvals for the transfer of the two patents in October 2011, which were transferred to the Company. Due to the failure of obtaining governmental approval for the third patent, the Company amended the agreement in January 2013 to reflect the two acquired patents with a final cost of $11,459,260. The acquisition of the third patent was cancelled with the outstanding payment settled. The two patents are "Treatment to ischemic encephalopathy and its preparation method" (ZL200510045001.9) and "Chinese herbal medicine compound to treat renal insufficiency and its preparation" (ZL200710013301.8), with legal lives of approximately 14 years and 15 years, respectively.

The Development of Acer Truncatum Bunge Planting Base

On March 22, 2011, the Chinese Ministry of Health officially approved acer truncatum bunge seed oil, along with peony seed oil as a new food resource (No. 9 Announcement issued in 2011). Subsequently, in December 2011, the Chinese National Development and Reform Commission, jointly with the Ministry of Industry and Information Technology, issued the Twelfth Five-year Development Plan of Food Industry, whereby "the nutrition and health food manufacturing industry" was listed for the first time in the national development plan as a focused developing area. In July 2013, the Company initiated an investment plan (the "Plan") to take advantage of the national policy. Accordingly, the Company planned to use its own capital reserves to develop and cultivate its own planting base for acer truncatum bunge. The development of the project will take five years with a total investment of approximately RMB302 million (approximately USD49.3 million).  As of March 31, 2016, the Company has invested approximately $42.2 million in the development of acer truncatum bunge planting base.

The Company entered into four Farmland Leasing Agreements for the development of the acer truncatum bunge planting bases. On June 20, 2013, the Company entered into a Farmland Leasing Agreement with Shiqiao Village for 2,000Mu of farmland for the development of the acer truncatum bunge planting bases. The lease term is from July 1, 2013 to June 30, 2043. The lease payment is about RMB1,000(approximately USD 155) per Mu annually and payable for five years of rents in advance. The first lease payment was for the rents of the first five years in the amount of RMB10,000,000 (approximately USD1,547,700). On March 1, 2014, the Company entered into a second Farmland Leasing Agreement with Zhongce No.4 Village for the lease of 200Mu of farmland for the development of the acer truncatum bunge planting bases. The lease term is from March 1, 2014 to February 28, 2044. The lease payment is RMB1,000,000 (approximately USD 154,770) for each five-year period in advance. The first lease payment was for the rents for the first five years in the amount of RMB1,000,000 (approximately USD154,770). On January 7, 2015, the Company entered into a third Farmland Leasing Agreement with Shandong Wanziyuan Tourism Development Co. to lease 2,000Mu of farmland for the development of the acer truncatum bunge planting bases. The lease term is from January 15, 2015 to December 31, 2029. The lease payment is RMB1,000 (approximately USD 155) per Mu annually and should be paid every five years in advance. The first lease payment was for the rent of the first five years in the amount of RMB10,000,000 (approximately USD1,547,700).

On July 2, 2015, the Company entered into a fourth Farmland Leasing Agreement with a Zhongce Shen Village for the lease of 2,000Mu farmland to the development of the acer truncatum bunge planting bases. The lease term is from July 2, 2015 to July 2, 2029. The lease payment is RMB1, 000 (approximately USD 155) per Mu annually and is paid every five years in advance. The first lease payment was for the rents of the first five years in the amount of RMB10,000,000 (approximately USD1,547,700), which was paid on July 3, 2015.

As of March 31, 2014, the Company completed Phase I of the Plan, which included development of the 2,200Mu of farmland and planting of 2,948,000 acer truncatum bunges trees. The Company has made a five-year advanced payment in the amount of $1,788,007 for the 30-year term farmland leases and $1,300,369 for acquisition of an irrigation system. In addition, on August 10, 2013, the Company purchased a nursery for $15,333,951. As of March 31, 2015, the Company completed the Phase II of the Plan, which it expanded its development for another 2,000Mu. As of March 31, 2015, the Company has planted 4200mu or 4,948,000 trees of acer truncatum bunge.  As of March 31, 2016, the Company has planted 6200Mu of farmland or 7,616,000 trees of acer truncatum bunge.  These trees are expected to be in production in the fourth quarter of the calendar year 2017 along with the construction of an ecological, scientific, and industrial park and related supporting facilities from 2015 to 2018.

The profits from our health and medical products are adequate to fund our ongoing operations. In order to fully implement its business plan, however, Shandong Spring Pharmaceutical will require a capital infusion to mainly finance the production of seed oil from acer truncaum bunge.   The estimated funding requirement is about $5 million.

The Market for Major Products

The Company's own product, Huoliyuan Capsule, is the only herbal medicine of its type  made in the form of a capsule among all peer products.  Most peer products come in the form of tablets. After the 2014 crisis in China regarding the quality failure in capsule materials, the market demand for Huoliyuan capsule has been stabilized.

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

Traditional Chinese medicine recommends consumption of gingko tea to improve circulation and pulmonary function. Although scientific testing of the health benefits traditionally attributed to gingko has been inconclusive to date, there remains a widespread belief in the benefits of a regimen of gingko consumption. In particular, the potential use of gingko to alleviate symptoms of Alzheimer's disease has attracted attention. Various research articles, including an article published by the Shandong Traditional Chinese Medical University in 2010, has reported research results on the use of gingko to alleviate symptoms of Alzheimer's disease. The flavonoid aglycone, a compound derived from the gingko plant, is widely used in pharmaceutical formulations as well as in food and cosmetic products. The flavonoid aglycone is listed as a dual food/drug product by the Ministry of Health of China. Our cosmetic flavonoid aglycone product, YCT Ginkgo Freckle Cream has received Cosmetic Product Certificate issued by the Ministry of Health of China.

Research and Development: Our Products

Our goal is to utilize advanced biological technology to isolate and extract the beneficial compounds in plants that have traditionally been known to have medicinal benefits We also focus our research on the seed selection and planting technologies for greater yield of leaves and seeds from the plants as well as the most efficient method to isolate and extract nervonic acid from seed oil. We have a staff of 27 employees engaged in research and development of new technologies and resulting products. In addition we maintain close ties to the research staffs at Tsinghua University, China Agriculture University, Shandong Herbal Medicine University, and the Shandong Herbal Medicine Research Institute. We entered into a written R&D Cooperation Agreement with Nanjing Forestry University, pursuant to which we will invest on a national herbal R&D center with Nanjing Forestry University and have the right of first refusal on the transfer and use of Nanjing Forestry University's herbal related technologies. We also entered into an R&D Cooperation Agreement with Shandong University on April 26, 2011, which is effective until April 25, 2014. Pursuant to the agreement with Shandong University, we invested RMB 300,000 (approximately USD 45,000) in R&D projects and will be the co-owner of the resulting technologies. We were also committed to make further investments equal to 10% of our profits arising from Shandong University's technologies.

During the fiscal year ended March 31, 2016, we spent $724,287 in research and development. Our R&D expenses were primarily used for acquiring and testing raw material, and also the ordinary maintenance expense for our research equipment.

Huoliyuan Capsule

In January 2007, the Company purchased from Beijing Boya Research Institution, Ltd., a patent for RMB400,000 (approximately USD$58,000) for the Huoliyuan Capsule. In 2010, the Company started to manufacture and distribute our new product, Huoliyuan Capsule. During the year ended March 31, 2016, the Company produced approximately 4.07 million boxes of (1*3 pack), 3.72 million boxes of (1*2 pack), and 2.58 million boxes of (1*1pack) of Huoliyuan Capsule.

Huoliyuan Capsule is approved by the State Food and Drug Administration (the "SFDA") of China. The Huoliyuan capsule is manufactured according to the traditional Chinese medicine concepts. The main ingredients of Huoliyuan are: Panax Ginseng Leaves Extract, Radix Astragali, Radix Ophiopogonis, Schisandra Chinensis and Monkshood; all are traditional Chinese herbal medicines. Huoliyuan capsule is formulated for slow release and used for daily use. The therapeutic effect of Huoliyuan was tested by independent analysts, the Jining Institute for Drug Control in 2003. The test primarily consists of a Character Test, Identification Test, Water Index, Load Difference, Disintegration Time and Microbial Limit. The test concluded that Houliyuan was beneficial for the human cardiovascular system and as an aid in the treatment of chronic hepatitis, diabetes, insomnia, memory loss, menopause syndrome, and other maladies.

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

Starting from June 2013, the Company started development of its own acer trunkatum bunge planting bases. The Company signed four separate lease agreements for the leasing of 6200Mu of farmland for a term of 30 years and 14 years, respectively. As of March 31, 2016, the Company has completed planting of 7,616,000trees with production expected in the fourth quarter of the calendar year 2017.

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

The farm operated by Shandong Spring Pharmaceutical is operated in a manner consistent with the requirements for organic certification set up by the Organic Foods Development Center. The health products manufactured have been certified as "green" by the Chinese Ministry of Agriculture in 2006, which reflects the Company's dedication to organic agricultural methods.

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

Our in-house marketing staff supervises independent primary dealers, who sub-distribute through networks of supermarkets, beauty parlors and other retail sites. This network allows us to accomplish broad geographic distribution with a marketing staff of only eight people, thus keeping our overhead low. On January 7, 2009, we have established a strategic relationship with China National Post Logistics, a subsidiary of China Post that has 31 provincial offices located throughout China to deliver our products to our customers. In the years ended March 31, 2016 and 2015, the Company mainly sold products to individual retail customers through ten major distributors. The Company obtained the direct marketing license on May 22, 2015, which allows the Company to sell the product directly to its customers. The direct sale business commenced in June 2015.

Employees

Shandong Spring Pharmaceutical c employed 313 individuals, each on a full-time basis, as of March 31, 2016, of which, 22 employees are involved in administration; 44 are dedicated to marketing and other functions, and 27 to research and development. The remainder of our employees is involved in manufacturing. We believe that we have a good relationship with our employees .

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
The Company is devoting substantial resources to the development of products based on acer trunkatum bunge and estimates that the development of the project will take five years with a total investment of approximately RMB302 million (approximately USD49.3 million). As of March 31, 2016, the Company has invested approximately $42.2 million in the development of products based on acer trunkatum bunge.  (The Company does not have a plan to lease more farmland and purchase additional acer trunkatum bunge planting in the following year.  However there can be no assurance that such product development will be successful and while we intend to finance the development of the products from internally generated capital, there is no assurance that our other operations will generate sufficient capital to finance such development or, if insufficient, if alternate financing will be available.

Three suppliers account for most of our purchases.

Before September 2009, the exclusive business activity of Shandong Spring Pharmaceutical was the distribution of products manufactured by its formerly affiliate company Shandong YCT. The Company purchased the majority of its products from Shandong YCT and sold them to end customers through its major distributors. Since late 2009, the Shandong YCT was no longer a related party to the Company and the Company has also started to be the manufacturer, marketing, and distributor of its own product, Huoliyuan capsule in addition to be the distributor of Shandong YCT.  For the year ended March 31, 2016, the amount purchased from Shandong YCT was amounted to RMB 54.8 million (approximately $8.7 million), and the purchase from the five major vendors (including Shandong YCT) was RMB 146.1 million (approximately $23.1 million), representing 92% of the Company's annual total purchases. In the event we lose the five major vendors including Shandong YCT or their business suffer adverse developments, our financial condition will be materially and adversely affected.

We may need to raise capital to fund establishment of our acer truckatum bunge bisiness

We have establishedour own acer trunkatum bunge planting base to conduct research and development of medical and health care products. We estimate that we will be unable to achieve profitable operations unless we invest approximately additional $5million in equipment used for production of acer trunkatum bunge oil. We have funded $42.2 million to date from operations and expect to fund the balance from operations.   However, if we are unable to fund the balance from operations, we may need to obtain capital from another source or delay operation of the business. . We cannot determine, therefore, the terms on which we will be able to raise the necessary funds. It is possible that we will be required to dilute the value of our current shareholders' equity in order to obtain the funds. If, however, we are unable to raise the necessary funds, our growth will be limited, as will our ability to compete effectively.

We are subject to the risk of natural disasters.

We intend to produce the greater portion of our raw materials. In particular, we intend to produce our own acer trunkatum bunge acer trunkatum bunge are generally very adaptable, strong crops but can be damaged by harsh weather, by disease, and by pests. If our crops are destroyed by drought, flood, storm, blight, or the other woes of farming, we will not be able to meet the demands of our manufacturing facility, which will then become inefficient and unprofitable. In addition, if we are unable to produce sufficient products to meet demand, our distribution network is likely to atrophy. This could have a long- term negative effect on our ability to grow our business, in addition to the near-term loss of income.

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

The People's Republic of China has only recently begun to adopt the management and financial reporting concepts and practices that investors in the United States are familiar with. We may have difficulty in hiring and retaining employees in China who have the experience necessary to implement the kind of management and financial controls that are expected for a United States public company. If we cannot establish such controls, we may experience difficulty in collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet U.S. standards.

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

A number of risks arise from the Company's dependence on collaborative agreements with third parties. Product development and commercialization efforts could be adversely affected if any collaborative partner:

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

The profitability of our products will depend in part on our ability to obtain and maintain manufacturing rights and preserve trade secrets, and the period our intellectual property remains protected. We must also operate without infringing the proprietary rights of third parties and without third parties circumventing its rights. The patent positions of pharmaceutical and biotechnology enterprises, including us, are uncertain and involve complex legal and factual questions for which important legal principles are largely unresolved. The biotechnology patent situation outside the U.S. is uncertain, is currently undergoing review and revision in many countries, and may not protect the Company's intellectual property rights to the same extent as the laws of the U.S. Because patent applications are maintained in secrecy in some cases, we cannot be certain that it or its licensors are the first creators of inventions described in our pending patent applications or patents or the first to file patent applications for such inventions.

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

Some of our competitors and potential competitors have greater product development capabilities and financial, scientific, marketing and human resources than we do. Technological competition from pharmaceutical companies and biotechnology companies is intense and is expected to increase. Other companies have developed technologies that could be the basis for competitive products. Some of these products have an entirely different approach or means of accomplishing the desired curative effect than products we are developing. Alternative products may be developed that are more effective, work faster and are less costly than our products. Competitors may succeed in developing products earlier than us, obtaining approvals and clearances for such products more rapidly than us, or developing products that are more effective than those of our company. In addition, other forms of treatment may be competitive with our company's products. Over time, our products may become obsolete or uncompetitive.

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

All of Shandong Spring Pharmaceutical's business operations are conducted in China. Accordingly, our results of operations, financial condition and prospects are subject to a significant degree to economic, political and legal developments in China. China's economy differs from the economies of most developed countries in many respects, including with respect to:

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

Our operations may not develop in the same way or at the same rate as might be expected if the PRC economy were similar to the totally market-oriented economies of member countries of the Organization for Economic Cooperation and Development ("OECD").

The economy of the PRC has historically been a nationalistic, "planned economy," meaning it functions and produces according to governmental plans and pre- set targets or quotas. In certain aspects, the PRC's economy has been making a transition to a more market-oriented economy, although the government imposes price controls on certain products and in certain industries. However, we cannot predict the future direction of these economic reforms or the effects these measures may have. The economy of the PRC also differs from the economies of most countries belonging to the OECD, an international group of member countries sharing a commitment to democratic government and market economy. For instance:

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

Fluctuation in the value of RMB may have a material adverse effect our financial results as reported in US dollars

The value of RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. All of the Company's  financial assets and its revenues and costs are denominated in RMB. We rely entirely on fees paid to us by our clients. Any significant fluctuation in value of RMB may materially and adversely affect our cash flows, revenues, earnings and financial position, and the value of the consulting fees payable to us by clients. For example, an appreciation of RMB against the U.S. dollar would make any new RMB denominated investments or expenditures more costly, to the extent that it might need to convert U.S. dollars into RMB for such purposes. An appreciation of RMB against the U.S. dollar would also result in foreign currency translation losses for financial reporting purposes when we translate our RMB denominated financial assets into USD, as USD is our reporting currency.

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

The market for our common stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may, in the future, be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management's attention and resources.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.  DESCRIPTION OF PROPERTY

Under current PRC law, land is owned by the state, and parcels of land in rural areas, known as collective land, are owned by the rural collective economic organization.

Shandong Spring Pharmaceutical operates on a property of approximately 56,894 square meters in Sishui, Shandong, pursuant to a land lease agreement with local government,that expires in May 2056. Besides housing our executive offices, the property includes a manufacturing facility measuring 17,200 square meters and a research facility measuring 3,000 square meters.

ITEM 3.    LEGAL PROCEEDINGS

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)	Market Information.

Our common stock is listed for quotation under the trading symbol "CYIG" on the National Quotation Bureau OTCQB. Set forth below are the high and low bid prices for each of the fiscal quarters since April 1, 2014. The reported bid quotations reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

Period	High	Low

April 1, 2014 to June 30, 2014	$1.19	$0.55

July 1, 2014 to September 30, 2014	$0.89	$0.52

October 1, 2014 to December 31, 2014	$0.55	$0.38

January 1, 2015 to March 31, 2015	$0.52	$0.31

April 1, 2015 to June 30, 2015	$0.25	$0.50

July 1, 2015 to September 30, 2015	$0.50	$0.98

October 1, 2015 to December 31, 2015	$0.20	$0.62

January 1, 2016 to March 31, 2016	$0.19	$0.32

(b)	Holders. We have 768 registered stockholders of record of our Common Stock, as of March 31, 2016

(c)
Dividend Policy. We have not declared or paid cash dividends or made distributions in the past, and we do not anticipate that we will pay cash dividends or make distributions in the foreseeable future. We currently intend to retain and reinvest future earnings, if any, to finance our operations.

(d)	Equity Compensation Plan Information.

The information set forth in the table below regarding equity compensation plans (which include individual compensation arrangements) was determined as of March 31, 2016

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	2,600,000	0	2,600,0000
Equity compensation plans not approved by security holders	0	0	0
Total	2,600,000	0	2,000,0000

All stock options were expired on May 30, 2016 and none of the vested stock options were exercised by the end of the option exercise date.

(e)	Recent Sales of Unregistered Securities.

None

(f)	Repurchase of Equity Securities. The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the year ended March 31, 2016.

ITEM 6.    SELECTED FINANCIAL DATA

Not applicable

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS.

Results of Operations

The following table sets forth information from our statements of comprehensive income for the years ended March 31, 2016 and 2015, in dollars:

	Years Ended March 31,		$	%
	2016	2015	Change	Change
Sales	47,827,108	37,943,113	9,883,995	26.0%
Cost of Goods Sold	(26,554,022)	(18,573,370)	(7,980,652)	43.0%
Gross Profit	21,273,086	19,369,743	1,903,343	9.8%
Operating Expenses	(10,046,132)	(7,570,690)	(2,475,442)	32.7%
Operating Income	11,226,954	11,799,053	(572,099)	(4.8)%
Interest Income	30,850	86,019	(55,169)	(64.1)%
Income Tax Provision	(2,841,035)	(2,994,599)	153,564	(5.1)%
Net Income	8,416,769	8,890,473	(473,704)	(5.3)%
Comprehensive Income	4,501,986	9,005,392	(4,503,406)	(50.0)%

Revenue

During the year ended March 31, 2016, we realized $47,827,108 in revenue, representing an increase of 26% or $9,883,995 as compared to $37, 943,113 for the same period in 2015. Revenue increased from the sales of a new product, Acer truncatum oil, and increased sales of the health care products.

During the year ended March 31, 2016, we increased sales of the health care products through our distributors' greater marketing effort on recruiting new customers. We also further increased the promotion of our Acer truncatum oil, Huoliyuan, capsules, and health products by organizing a big marketing event in December 2015.  These promotion efforts boosted our revenue from sales of the health care products and acer truncatum oil.

Part of our revenues were generated by us as the distributor for the health care products manufactured by Shandong YCT. We entered into a Purchase & Sale Contract with Shandong YCT on December 26, 2006, which sets forth the wholesale price that we pay to Shandong YCT for each of the products it produces. On February 9, 2010 and February 26, 2015, we renewed the Purchase and Sale Contract with Shandong YCT for a term of five years ending on February 28, 2015 and for a term of two years ending on February 28, 2017, respectively. Pursuant to the contract renewed on February 26, 2015, we can purchase 10 products from Shandong YCT on fixed prices, with the products selected by us according to their sales volume and profit. On June 25, 2015, the Company made an amendment to the renewed Purchase and Sale Contract. Pursuant to the amended Purchase and Sale Contract, the Company no longer purchases and sells the 10 products included in the contract renewed on February 26, 2015 and agreed to purchase and sell four new products without changes in other terms of the previous contract. The Company can purchase these four new products from Shandong YCT at fixed prices. The Company made this strategic product switch because it determined that there was a much bigger market for these four new products.  During the year ended March 31, 2016, 34.1% of our total revenue was generated as the distributor of Shandong YCT, compared to 28.6% during the year ended March 31, 2015.  For the year ended March 31, 2016, our revenue from sales of the health care products was $16,331,597, representing an increase of 50.5% or $5,479,871 as compared to $10,851,726 for the same period in 2015.

Since July 2010, the Company has become not only a distributor of Shandong YCT but also a manufacturer and distributor of our own products, Huoliyuan Capsule. The sales of the Huoliyuan capsules experienced the fastest growth in the years ended March 31, 2012 and 2011. Since the year ended March 31, 2013, the sales of Huoliyuan Capsules have become stabilized. During the year ended March 31, 2016, the sales of Huoliyuan Capsule accounted for 55.9% of our revenue, compared to 71.4% during the year ended March 31, 2015. For the year ended March 31, 2016, our revenue from sales of Huoliyuan Capsules was $26,749,727, representing a slightly decrease of 1.3% or $341,660 as compared to $27,091,387 for the same period in 2015.  The decrease in the sales of Huoliyuan Capsule is primarily due to increasing competition from other companies who produce and sell the same type of the medicine in the market.

Since July 2015, the Company has produced Acer truncatum Bunge Seed Oil and sold the product to customers through its distributors.  The Acer truncatum Bunge Seed Oil was extracted from the acer truncatum pods that were purchased from third party vendors.  The Company's self-grown acer truncatum pods will not be ready to be used for production until approximately the fourth quarter of 2017. During the year ended March 31, 2016, the sales of Acer truncatum Bunge Seed Oil was $4,745,784, which accounted for 10% of our revenue for the year ended March 31, 2016.

The following is the sales breakdown by products during the years ended March 31, 2016 and 2015:

	For the years ended March 31,
	2016		2015
Health care supplements	16,331,597	34.1%	10,851,726	28.6%
Drugs (Huoliyuan Capsules)	26,749,727	55.9%	27,091,387	71.4%
Acer truncatum oil	4,745,784	10.0%	-	-%
Total	47,827,108	100%	37,943,113	100%

Cost of Goods Sold

Our costs of revenue were comprised primarily of the cost of finished goods we purchased from Shandong YCT, the raw materials we purchased from third party vendors, and the manufacturing costs of Acer Truncatum Bunge Seed Oil, and our own product, Huoliyuan Capsule. The cost of manufacturing Huoliyuan Capsule was approximately 57.6% and 72.3% of the total cost of goods sold during the years ended March 31, 2016 and 2015, respectively.

During the year ended March 31, 2016, our cost of goods sold totaled $26,554,022, representing an increase of $7,980,652 or 43% as compared to $18,573,370 during the year ended March 31, 2015. The percentages of the costs of goods sold to total revenues increased from 49.0% for fiscal year 2015 to 55.5% for fiscal year 2016 primarily due to increase in material costs for Huoliyuan and the sales of new healthcare products that have higher costs but a bigger market.

Gross Profit

Gross profit for the year ended March 31, 2016 was $21,273,086, an increase of 9.8% or $1,903,343 as compared to the same period for the prior year. The overall gross profit as a percentage of net revenues was approximately 44.5% for the year ended March 31, 2016, decreased from 51.0% for same period of 2015. The gross profit as percentage of net revenues for the healthcare products was approximately 46% for the year ended March 31, 2016, decreased from 54% for the same period of 2015.  The gross profit as percentage of net revenues for Huoliyuan was approximately 43% for the year ended March 31, 2016, decreased from 50% for the same period of 2015. The lower gross profit as percentage of net revenue for the healthcare products during the year ended March 31, 2016 was primarily due to sales of new healthcare products with higher cost but a bigger market. The lower gross profit as percentage of net revenue for Huoliyuan during the year ended March 31, 2016 was due to increased raw material costs.

The comparison of the profits for the years ended March 31, 2016 and 2015 as follows:

	March 31, 2016	March 31, 2015	Change in $	Change in %
Health care supplements	7,569,849	5,821,272	1,748,577	30.0%
Drugs (Huoliyuan capsules)	11,457,093	13,548,471	(2,091,378)	(15.4%)
Acer truncatum oil	2,246,144	-	2,246,144	100.0%
Total	21,273,086	19,369,743	1,903,343	9.8%

Research and Development Expenses

Our R&D expenses for the year ended March 31, 2016 were $724,287 or approximate 1.5% of total revenue, a decrease of $163,495 or 18.4%, as compared to $887,782 or approximately 2.3% of total revenue for the year ended March 31, 2015.  For the year ended March 31, 2016, we have further reduced our effort related to making investments in research and development of new technologies and products that can be utilized to refine and extract the beneficial components from plants, primarily gingko, due to other focus, such as development of our own acer trunkatum bunge planting bases.

Our long-term goal is to utilize advanced biological technology to refine and extract the beneficial compounds in plants that have traditionally been known to have medicinal benefits, primarily gingko and acer trunkatum bunge plants. As of March 31, 2016, we had 27 staff in R&D department.

Operating expenses

Our selling expenses consist primarily of sales commissions, advertising and promotion expenses, freight charges and related compensation. Our selling expenses for year ended March 31, 2016 were $3,759,920 or 7.9% of our total revenue for the period, representing a slightly decrease of 0.6% in the percentage of total revenue from the prior year ended March 31, 2015.

Our G&A expenses for the year ended March 31, 2016 increased by 28.9% or $998,323 as compared to the prior year. The increase was mainly due to amortization of stock-based compensation expenses, increase in the amortization of prepaid leases, and loss from disposal of fixed assets.

Our operating expenses for the year ended March 31, 2016 also include loss from impairment of patent. Pursuant to FASB ASC 350-30-50-3, we conducted an annual test for impairment on the patent "Chinese herbal medicine compound to treat renal insufficiency and its preparation" (ZL200710013301.8) as of March 31, 2016. We estimated the future net undiscounted cash flows that are expected to be generated from the use of the patent and its eventual disposal and determined that the fair value of the patent is nil with no disposal cash inflow. Accordingly, we recorded the full impairment of the patent of $1,114,942 in the year ended March 31, 2016 which was included in Operating Expenses.
Net Income

As a result of above, during the year ended March 31, 2016, we realized net income of $8,416,769, representing a 5.3% or $473,704 decrease, compared to $8,890,473 during the year ended March 31, 2015. The decrease was mainly due to the lower gross margin and increased operating expenses that are described in operating expenses.

Comprehensive Income

Our business operates entirely in Chinese RMB, but we report our results in our SEC filings in U.S. Dollars. The conversion of our accounts from RMB to Dollars results in translation adjustments, which are reported as a middle step between net income and comprehensive income. The net income is added to the retained earnings on our balance sheet while the translation adjustment is added to a line item on our balance sheet labeled "other comprehensive income," since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business. During the year ended March 31, 2016, the effect of converting our financial results to USD was a loss of $3,914,783 to our other comprehensive income, as compared to a gain of $114,919 during the year ended March 31, 2015 as a result of the currency exchange rate fluctuation.

Liquidity and Capital Resources

Our principal sources of liquidity were generated from our operations. As of March 31, 2016, we had $10,455,311 in working capital, a decrease of $2,558,158 or 20% as compared to $13,013,469 in working capital at March 31, 2015. The decline in working capital primarily resulted from our decreased cash inflow from operating activities, because of increased balance in inventory, prepaid leases and accounts receivable, and decreased balance in tax payable as of March 31, 2016.

Based on our current operating plan, we believe that existing cash and cash equivalents balances, and the funds to be generated by operations will be sufficient to meet our working capital and capital requirements for our current operations for at least the next 12 months. Our operations produced positive cash flow of $8,553,127 during the year ended March 31, 2016. We had accounts receivable of $533,262 outstanding as of March 31, 2016. We expect our marketing activities to continue to help generate positive cash flow.  The operations of our own manufacturing since fiscal year 2010 and the development of our own acer truncatum bunge planting bases have put some pressure on our cash flow. We may be required to seek additional capital and reduce certain spending as needed on an on-going basis. There can be no assurance that any additional financing will be available on acceptable terms.

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

The following table sets forth a summary of our cash flows for the periods indicated:

	Years ended
	3/31/2016	3/31/2015	Change in $	Change in %
Net cash provided by operating activities	$8,553,127	$11,182,527	(2,629,400)	(23.5)%
Net cash used in investing activities	$(13,457,636)	$(16,748,488)	3,290,852	(19.6)%
Effect of exchange rate change on cash and cash equivalents	$(539,939)	$24,849	(564,788)	(2,272.9)%
Net decrease in cash and cash equivalents	$(5,444,448)	$(5,541,112)	96,664	(1.7)%
Cash and cash equivalents, beginning balance	$13,083,532	$18,624,644	(5,541,112)	(29.8)%
Cash and cash equivalents, ending balance	$7,639,084	$13,083,532	(5,444,448)	(41.6)%

Operating Activities

Net cash provided by operating activities was $8,553,127 for the year ended March 31, 2016, which was a decrease of 23.5% or $2,629,400 from $11,182,527 net cash provided by operating activities for the same period one year earlier. The decrease was mainly due to increase in cash out flow from inventory, accounts receivable, and tax payable, offset by loss from impairment of patent.

Investing Activities

During the year ended March 31, 2016, our net cash used by investing activities was $13,457,636 which was a decrease of 19.6% or $3,290,852 as compared to $16,748,488 of net cash used for the year ended March 31, 2015. This change was primarily due to the overall lower investment in development cost of acer truncatum bunge planting, including lower new farmland lease, acer truncatum bunge planting fee and the fee of acer truncatum bunge trees incurred in the year ending March 31, 2016, although we continued to invest in acer truncatum bunge planting and signed a new farmland lease with Zhongce Shen Village.  As of March 31, 2016, we completed planting trees on the 6,200Mu of leased farmland; which were in the development stage with production expected in the fourth quarter of 2017.

Financing Activities

No net cash was generated or used by financing activities over the years ended March 31, 2016 and 2015.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

Critical Accounting Policies and Estimates

We have made no material changes to our critical accounting policies in connection with the preparation of financial statements for fiscal year 2016.

New Accounting Pronouncements

In March 2016, FASB issued ASU 2016-08, "Revenue from Contract with Customers - Principal versus Agent Considerations (Reporting Revenue Gross versus Net)". The core principle of this ASU is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The intention of this ASU is to improve the operability and understandability of the implementation guidance on principal versus agent considerations. This ASU is effective for annual and interim periods beginning on or after December 15, 2017, and early adoption will be permitted, but not earlier than annual and interim periods beginning on or after December 15, 2016, for public entities. The Company is currently evaluating the potential impact of adopting this new standard on its consolidated statements and related disclosures.

In July 2015, FASB issued ASU 2015-11, "Simplifying the Measurement of Inventory". This ASU applies to inventory that is measured using first-in, first-out ("FIFO") or average cost. Under the updated guidance, an entity should measure inventory that is within scope at the lower of cost and net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predicable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory that is measured using last-in, first-out ("LIFO") or the retail inventory. This ASU is effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively with early adoption on permitted at the beginning of an interim and annual reporting period. The Company is currently evaluating the impact of adopting ASU 2015-11 on its consolidated financial statements and related disclosures.

In November 2015, FASB issued ASU 2015-17, "Balance Sheet Classification of Deferred Taxes". This ASU simplifies the presentation of deferred income taxes and requires deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. This ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. This ASU may be applied either prospectively or retrospectively to all periods presented. The Company is currently evaluating the impact of adopting ASU 2015-17 on its consolidated financial statements and related disclosures.

In February 2016, FASB issued ASU 2016-02, "Leases". This ASU increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted for all entities. The Company is currently evaluating the impact of adopting ASU 2016-02 on its consolidated financial statements and related disclosures.

In March 2016, Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-09, "Improvements to Employee Share-Based Payment Accounting". This ASU is issued as part of its Simplification Initiative. The areas for simplification in this ASU involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted for any entity in any interim or annual period. The Company is currently evaluating the impact of adopting ASU 2016-09 on its consolidated financial statements and related disclosures.

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

ITEM 8   FINANCIAL STATEMENTS

The full text of our audited consolidated financial statements as of March 31, 2016 and 2015 begins on page F-1 of this Report.

CHINA YCT INTERNATIONAL GROUP, INC.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2016 AND 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
China YCT International Group, Inc.

We have audited the accompanying consolidated balance sheet of China YCT International Group, Inc. ("the Company") as of March 31, 2016 and 2015, and the related consolidated statement of comprehensive income, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China YCT International Group, Inc. as of March 31, 2016 and 2015 and the results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Paritz & Company, P.A.

Hackensack, New Jersey
June 29, 2016

CHINA YCT INTERNATIONAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2016	March 31, 2015

Assets
Current assets:
Cash and cash equivalents	$7,639,084	$13,083,532
Accounts receivable	533,262	95,544
Inventories	2,287,312	896,843
Prepaid leases – current portion	961,609	685,934
Total current assets	11,421,267	14,761,853

Prepaid leases	2,312,650	2,060,441
Development cost of acer truncatum bunge planting	42,166,533	32,078,148
Plant, property, and equipment, net	12,872,997	12,864,161
Intangible assets, net	12,295,147	15,393,272
Deferred tax assets	246,913	-
Total assets	$81,315,507	$77,157,875

Liabilities and Stockholders' Equity
Liabilities:
Current liabilities:
Accounts payable and other accrued expenses	$190,248	$145,321
Taxes payable	739,068	1,603,063
Deferred tax liabilities	36,640	-
Total current liabilities	965,956	1,748,384

Stockholders' Equity
Preferred stock, par value $500 per share; 45 shares authorized, issued and outstanding at March 31, 2016 and 2015.	22,500	22,500
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 29,720,690 and 29,700,690 shares issued and outstanding at March 31, 2016 and 2015, respectively.	29,721	29,701
Additional paid-in capital	4,648,461	4,210,407
Statutory reserve	1,828,504	1,828,504
Retained earnings	72,983,301	64,566,532
Accumulated other comprehensive income	837,064	4,751,847
Total stockholders' equity	80,349,551	75,409,491
Total liabilities and stockholders' equity	$81,315,507	$77,157,875

The accompanying notes are an integral part of these financial statements.

CHINA YCT INTERNATIONAL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	YEARS ENDED MARCH 31,
	2016	2015

Sales	$47,827,108	$37,943,113
Cost of Goods Sold	26,554,022	18,573,370
Gross Profit	21,273,086	19,369,743
Operating Expenses
Selling Expenses	3,759,920	3,234,248
General &Administrative Expenses	4,446,983	3,448,660
Research & Development Expenses	724,287	887,782
Impairment of patent	1,114,942	-
Total operating expenses	10,046,132	7,570,690
Income from operations	11,226,954	11,799,053
Interest income	30,850	86,019
Income before income tax provision	11,257,804	11,885,072
Income tax provision	2,841,035	2,994,599
Net income	8,416,769	8,890,473
Other comprehensive income (loss)
Foreign currency translation adjustment	(3,914,783)	114,919
Comprehensive income	$4,501,986	$9,005,392

Earnings per common share
Basic and Diluted	$0.28	$0.30

Weighted average number of common shares outstanding
Basic and Diluted	29,709,706	29,693,296

The accompanying notes are an integral part of these financial statements.

CHINA YCT INTERNATIONAL GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Preferred Stock Series A		Common Stock		Additional Paid-in	Statutory	Accumulated Other Comprehensive	Retained
	Shares	Amount	Shares	Amount	Capital	Reserve	Income	Earnings	Total

Balance - March 31, 2014	45	$22,500	29,663,023	$29,663	$4,180,095	$1,828,504	$4,636,928	$55,676,059	$66,373,749
Net income								8,890,473	8,890,473
Issuance of common shares for services			37,667	38	30,312				30,350
Foreign currency translation adjustment							114,919		114,919
Balance - March 31, 2015	45	22,500	29,700,690	29,701	4,210,407	1,828,504	4,751,847	64,566,532	75,409,491
Net income								8,416,769	8,416,769
Issuance of common shares for services			20,000	20	9,980				10,000
Stock option cost					428,074				428,074
Foreign currency translation adjustment							(3,914,783)		(3,914,783)
Balance - March 31, 2016	45	$22,500	29,720,690	$29,721	$4,648,461	$1,828,504	$837,064	$72,983,301	$80,349,551

The accompanying notes are an integral part of these financial statements.

CHINA YCT INTERNATIONAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED MARCH 31,
	2016	2015
Cash Flows From Operating Activities:
Net income	$8,416,769	$8,890,473
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,927,024	1,902,402
Amortization of prepaid leases	903,778	441,334
Issuance of common shares for services	10,000	30,350
Stock-based compensation expenses	428,074	-
Deferred taxes	(214,923)	-
Loss on disposal of property, plant and equipment	217,042	-
Impairment of patent	1,114,942	-
Changes in operating assets and liabilities:
Prepaid leases	(1,581,928)	(1,626,651)
Inventory	(1,466,478)	695,861
Accounts receivable	(452,220)	(53,495)
Taxes payable	(802,206)	786,484
Accounts payable and other accrued expenses	53,253	115,769
Net cash provided by operating activities	8,553,127	11,182,527

Cash flows from investing activities:
Acquisition of property, plant and equipment	(1,527,367)	(43,693)
Development cost of acer truncatum bunge planting	(11,930,269)	(16,704,795)
Net cash used in investing activities	(13,457,636)	(16,748,488)

Effect of exchange rate changes on cash and cash equivalents	(539,939)	24,849
Net decrease in cash and cash equivalents	(5,444,448)	(5,541,112)
Cash and cash equivalents at beginning of year	13,083,532	18,624,644
Cash and cash equivalents at end of year	$7,639,084	$13,083,532

Supplemental disclosures of cash flow information:
Cash paid during the years for:
Interest	$-	$-
Income taxes	$3,601,110	$2,543,766

The accompanying notes are an integral part of these financial statements.

CHINA YCT INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND PRINCIPAL ACTIVITIES

China YCT International Group, Inc. ("China YCT") was incorporated in the State of Florida, in the United States of America (the "USA") in January 1989, and reincorporated in the State of Delaware on April 4, 2007.   China YCT, through its 100% owned subsidiary Landway Nano Bio-Tech, Inc. ("Landway Nano"), incorporated in Delaware, owns 100% of Shandong Spring Pharmaceutical Co., Ltd. ("Shandong Spring"), incorporated in the People's Republic of China ("PRC"). China YCT International Group, Inc. and its subsidiaries are collectively referred to as the "Company". The Company, through its wholly owned subsidiary, Shandong Spring, engages in the business of research, developing, manufacturing, and selling traditional Chinese medicine and other healthcare products in China.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP").

Certain amounts have been reclassified to conform to current year presentation.

Principles of consolidation

The consolidated financial statements include the financial statements of China YCT, Landway Nano and its wholly owned subsidiary, Shandong Spring.  All inter-company transactions and balances are eliminated in consolidation.

Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. Significant accounting estimates reflected in the Company's consolidated financial statements include: the valuation of inventory, the estimated useful lives and impairment of property, equipment, and intangible assets and the valuation of deferred tax assets.

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

Accounts receivable

Accounts receivable are recognized and carried at the original invoice amounts less an allowance for any uncollectible amount. The Company extends credit to our customers based on an evaluation of their financial condition and other factors. We generally do not require collateral or other security to support accounts receivable. We perform ongoing credit evaluations of our customers and maintain an allowance for potential bad debts if required.

The Company determines whether an allowance for doubtful accounts is required by evaluating specific accounts where information indicates the customers may have an inability to meet financial obligations. In these cases, we use assumptions and judgment, based on the best available facts and circumstances, to record a specific allowance for those customers against amounts due to reduce the receivable to the amount expected to be collected. These specific allowances are re-evaluated and adjusted as additional information is received. The amounts calculated are analyzed to determine the total amount of the allowance. We may also record a general allowance as necessary.

Direct write-offs are taken in the period when we have exhausted our efforts to collect overdue and unpaid receivables or otherwise evaluate other circumstances that indicate that we should abandon such efforts.

The Company has not experienced any significant difficulty in collecting its accounts receivable in the past and is not aware of any financial difficulties being experienced by its major customers. No allowance for doubtful accounts receivable were recorded in the years ended March 31, 2016 and 2015, respectively.

Inventories

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

Buildings	30-35 years

Machinery, equipment	3-20 years

Office equipment and automobiles	3-10 years

Leasehold improvements	10-30 years (or the lease term, if shorter)

Expenditures for maintenance and repairs are charged to expense as incurred. Additions, renewals and betterments are capitalized.

Intangible Assets

(i)	Land Use Rights:

All land in the PRC is owned by the government and cannot be sold to any individual or company.  However, the government may grant a "land use right" for occupying, developing and using land. The Company records land use rights obtained as intangible assets at cost, which is amortized evenly over the grant period of 50 years.

(ii)	Patents:

In March 2010, the Company purchased one patent use right from Shandong Yong Chun Tang Bioengineering Co., Ltd. ("Shandong YCT").  The Company has exclusive right to use an aglycone type and purification method of biotransformation in the gingko product manufacturing process for a period of 20 years from the patent application date.  The patent was recorded at cost when purchased, and is being amortized over its remaining legal life, 16.5 years, which is shorter than its remaining useful life, on a straight-line basis.

In October 2011, two patents were transferred to the Company based on a purchase agreement signed with Jining Tianruitong Technology development Company, Limited on October 26, 2010; which are "Treatment to ischemic encephalopathy and its preparation method" (ZL200510045001.9) and "Chinese herbal medicine compound to treat renal insufficiency and its preparation" (ZL200710013301.8). The patents were recorded at cost when purchased, and are being amortized over its legal lives, 14 years and 15 years, respectively; on a straight-line basis. Both patents' legal lives are considered shorter than their remaining useful lives. At March 31, 2016, the Company conducted its annual test for impairment on patents and recorded a full impairment of the patent "Chinese herbal medicine compound to treat renal insufficiency and its preparation" (ZL200710013301.8). (See the NOTE 7).
Development costs of acer truncatum bunge planting

The Company has developed the acer truncatum bunge planting bases and completed planting of 6,200Mu (1Mu is equal to approximately 666.67 square meters) as of  March 31, 2016. The agricultural product (e.g., seeds, oil extract, etc.) derived from the planting is intended to be the supply for an integrated usage including edible oil, protein, medicine and health care, tannin extract, industrial chemicals, nectar source, nervonic acid, and specialty lumber, as well as for landscaping and conservation of soil and water.

The Company accounts for the development costs of the planting in accordance to ASC 905. Pursuant to ASC 905-360-25-3, limited-life land development costs and direct and indirect development costs of orchards, groves, vineyards, and intermediate-life plants shall be capitalized during the development period. Pursuant to ASC 905-360-35-7, costs capitalized during the development period under paragraph 905-360-25-3 shall be depreciated over the estimated useful life of the land development or that of the tree, vine, or plant. The planting is currently in the development stage with production expected in the fourth quarter of 2017; therefore, no depreciation expenses were recognized as of March 31, 2016.

Development costs primarily include land development cost incurred for land leveling, irrigation, and fertilization, the purchase costs of acer truncatum bunge trees, and acer truncatum bunge planting fee.

Revenue recognition

The Company sells two types of products: non-medical products and medical products. Medical products are sold to certified medicine distributors. Non-medical products are sold directly to its customers through its internet sales channel. To order non-medical products, customers place orders on the Company's order system through internet. Customers need to make payment when they place their orders. Goods are shipped to customers once the orders and payments were received.
The Company's revenue recognition policies are in compliance with Staff Accounting Bulletin ("SAB") 104, included in the Codification as ASC 605, Revenue Recognition. Sales revenue is recognized on the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist, and collectability is reasonably assured. According to the Company's policy, customers can exchange defective products, but not allowed to return products. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as customer deposits.

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

The Company conducted an annual impairment analysis and determined that full impairment of the patent "Chinese herbal medicine compound to treat renal insufficiency and its preparation" (ZL200710013301.8) was recorded in March 31, 2016.  (See the NOTE 7).
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

Value-added tax

Sales revenue represents the invoiced value of goods, net of a Value-Added Tax ("VAT"). All of the Company's products that are sold in the PRC are subject to a Chinese value-added tax at a rate of 17% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing their finished product.

Research and development

Research and development costs are related primarily to the Company's development of its intellectual property. Research and development costs are expensed as incurred. The costs of material and equipment that are acquired or constructed for research and development activities and have alternative future uses are classified as plant and equipment and depreciated over their estimated useful lives.

The research and development expense for the years ended March 31, 2016 and 2015 was $724,287 and $887,782, respectively.

Advertising costs

Advertising costs are expensed as incurred in accordance to the ASC 720-35 "Advertising Costs". Pursuant to ASC 720-35-25-5, costs of communication advertising are not incurred until the item or service has been received and shall not be reported as expenses before the item or service has been received, except as discussed in paragraph 340-20-25-2.

The Company incurred advertising costs of $601,133 and $679,026 for the years ended March 31, 2016 and 2015, respectively, which are included in selling expenses on the Company's consolidated financial statements.

Shipping and handling costs

The Company accounts for mailing and handling fees in accordance with the FASB Accounting Standards Codification ("ASC") 605-45 (Emerging Issues Task Force (EITF) Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs).  Amounts incurred by the Company for freight are included in selling expenses. For the years ended March 31, 2016 and 2015, the Company incurred $1,795,796 and $1,449,363 shipping and handling costs, respectively.

Stock Based Compensation

The Company recognizes compensation expense for stock-based compensation in accordance with ASC Topic 718. For employee stock-based awards, we calculate the fair value of the award on the date of grant using the Black-Scholes method for stock options and the quoted price of our common stock for unrestricted shares; the expense is recognized over the service period for awards expected to vest. Share-based payments to consultants, service providers and other non-employees are accounted for under in accordance with ASC Topic 718, ASC Topic 505, “Equity Payments to Non-Employees” or other applicable authoritative guidance. The estimation of stock-based awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from original estimates, such amounts are recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience.

Earnings per common share ("EPS")

Basic EPS is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted shares reflect the potential dilution that could occur if securities or other contracts to issue common stock (convertible preferred stock, forward contracts, warrants to purchase common stock, contingently issuable shares, common stock options and warrants and their equivalents using the treasury stock method) were exercised or converted into common stock.

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

Foreign currency translation

The accounts of the Company's Chinese subsidiary are maintained in RMB and the accounts of the U.S. companies are maintained in USD. The accounts of the Chinese subsidiary were translated into USD in accordance with Accounting Standards Codification ("ASC") Topic 830 "Foreign Currency Matters". According to Topic 830, all assets and liabilities were translated at the exchange rate on the balance sheet date; stockholders' equity is translated at historical rates and statement of income items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC Topic 220, "Comprehensive Income." Gains and losses resulting from the foreign currency transactions are reflected in the statements of income.

The following exchange rates were used to translate the amounts from RMB into United States dollars ("USD$") for the respective periods:

	March 31, 2016	March 31, 2015

Year End Exchange Rate (RMB/USD)	6.4612	6.1422
Average Period Exchange Rate (RMB/USD)	6.3214	6.1476

Recent accounting pronouncements

In March 2016, FASB issued ASU 2016-08, "Revenue from Contract with Customers - Principal versus Agent Considerations (Reporting Revenue Gross versus Net)". The core principle of this ASU is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The intention of this ASU is to improve the operability and understandability of the implementation guidance on principal versus agent considerations. This ASU is effective for annual and interim periods beginning on or after December 15, 2017, and early adoption will be permitted, but not earlier than annual and interim periods beginning on or after December 15, 2016, for public entities. The Company is currently evaluating the potential impact of adopting this new standard on its consolidated statements and related disclosures.

In July 2015, FASB issued ASU 2015-11, "Simplifying the Measurement of Inventory". This ASU applies to inventory that is measured using first-in, first-out ("FIFO") or average cost. Under the updated guidance, an entity should measure inventory that is within scope at the lower of cost and net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predicable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory that is measured using last-in, first-out ("LIFO") or the retail inventory. This ASU is effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively with early adoption on permitted at the beginning of an interim and annual reporting period. The Company is currently evaluating the impact of adopting ASU 2015-11 on its consolidated financial statements and related disclosures.

In November 2015, FASB issued ASU 2015-17, "Balance Sheet Classification of Deferred Taxes". This ASU simplifies the presentation of deferred income taxes and requires deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. This ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. This ASU may be applied either prospectively or retrospectively to all periods presented. The Company is currently evaluating the impact of adopting ASU 2015-17 on its consolidated financial statements and related disclosures.

In February 2016, FASB issued ASU 2016-02, "Leases". This ASU increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted for all entities. The Company is currently evaluating the impact of adopting ASU 2016-02 on its consolidated financial statements and related disclosures.

In March 2016, Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-09, "Improvements to Employee Share-Based Payment Accounting". This ASU is issued as part of its Simplification Initiative. The areas for simplification in this ASU involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted for any entity in any interim or annual period. The Company is currently evaluating the impact of adopting ASU 2016-09 on its consolidated financial statements and related disclosures.

NOTE 3 – OPERATING LEASES

On October 1, 2011, the Company entered into an agreement with Shandong Yong Chun Tang Bioengineering Co., Ltd. ("Shandong YCT") for the lease of one automobile. The lease term is from October 1, 2011 to September 30, 2021. The total lease payment of RMB131,468 (approximately USD20,350) was paid in full at lease signing and is being amortized over the life of the lease.

On June 20, 2013, the Company entered into a Farmland Leasing Agreement with Shiqiao Village for the lease of 2,000Mu farmland for the development of the acer truncatum bunge planting bases. The lease term is from July 1, 2013 to June 30, 2043. The lease payment is RMB1, 000(approximately USD 155) per Mu annually and is paid every five years in advance. The first lease payment was for the rents of the first five years in the amount of RMB10,000,000 (approximately USD1,547,700),  Which was paid on July 10, 2013 (See NOTE 11)

On March 1, 2014, the Company entered into a Farmland Leasing Agreement with Zhongce No.4 Village for the lease of 200Mu farmland to the development of the acer truncatum bunge planting bases. The lease term is from March 1, 2014 to February 28, 2044. The lease payment is RMB1,000 (approximately USD 155) per Mu annually and is paid every five years in advance. The first lease payment was for the rents of the first five years in the amount of RMB1,000,000 (approximately USD154,770), which was paid on March 10, 2014. (See NOTE 11)

On January 7, 2015, the Company entered into a new Farmland Leasing Agreement with a company, Shandong Wanziyuan Tourism Development Co. ("Shandong Wanziyuan"), to lease 2,000Mu farmland for the development of the acer truncatum bunge planting bases. The lease term is from January 15, 2015 to December 31, 2029. The lease payment is RMB1, 000 (approximately USD 155) per Mu annually and is paid every five years in advance. The first lease payment was for the rents of the first five years in the amount of RMB10,000,000 (approximately USD1,547,700), which was paid on January 8, 2015 (See NOTE 11)

On July 2, 2015, the Company entered into an additional Farmland Leasing Agreement with a Zhongce Shen Village for the lease of 2,000Mu farmland to the development of the acer truncatum bunge planting bases. The lease term is from July 2, 2015 to July 2, 2029. The lease payment is RMB1, 000 (approximately USD 155) per Mu annually and is paid every five years in advance. The first lease payment was for the rents of the first five years in the amount of RMB10,000,000 (approximately USD1,547,700), which was paid on July 3, 2015 (See NOTE 11)

The Company accounts for the lease agreements as operating leases in accordance to ASC 840-10-25-37, which requires, if land is the sole item of property leased and either the transfer-of-ownership criterion in paragraph 840-10-25-1(a) or the bargain-purchase-option criterion in paragraph 840-10-25-1(b) is met, the lessee shall account for the lease as a capital lease. Otherwise, the lessee shall account for the lease as an operating lease. Per ASC 840-2-25-1, rent is charged to expense by lessees over the lease term.

The components of prepaid lease were as follows:

	As of March 31, 2016
	Current portion	Long-term
Shiqiao Village and – 2000Mu	$309,540	$386,925
Shandong Wanziyuan – 2000Mu	309,540	851,235
Zhongce No. 4 Village – 200Mu	30,954	59,329
Zhongce Shen Village - 2000Mu	309,540	1,006,005
Total prepaid land lease	959,574	2,303,494
Shandong YCT - Automobile	2,035	9,156
Total prepaid lease	$961,609	$2,312,650

The prepaid lease is amortized over the life of the leases based on straight-line method. The lease expenses for the years ended March 31, 2016 and 2015 were $903,778 and $441,334, respectively.

NOTE 4 - INVENTORIES

Inventories consist of finished goods, work-in-process, packaging materials, and raw materials. No allowances for obsolete or unsalable inventories were made for the years ended March 31, 2016 and 2015.

The components of inventories were as follows:
	March 31, 2016	March 31, 2015
Raw materials	$998,342	$68,349
Packaging materials	145,860	181,847
Work-in-process	639,342	289,188
Finished goods	503,768	357,459
Total Inventories	$2,287,312	$896,843

NOTE 5 – PLANT, PROPERTY, AND EQUIPMENT, NET

The components of property and equipment were as follows:

	March 31, 2016	March 31, 2015
Machinery & equipment	$1,740,751	$1,495,311
Office equipment and automobiles	486,779	193,519
Building	12,605,012	12,586,247
Leasehold improvements	1,238,160	1,302,465
Subtotal	16,070,702	15,577,542
Less: Accumulated depreciation & amortization	(3,197,705)	(2,713,381)
Total plant, property and equipment, net	$12,872,997	$12,864,161

The depreciation and amortization expense of plant, property and equipment for the years ended March 31, 2016 and 2015 was $652,123 and $585,908, respectively.

NOTE 6 - MAJOR CUSTOMER AND VENDOR

The Company sold products through ten distributors during the years ended March 31, 2016 and 2015. Sales to two distributors represented 26% and 21% of total sales for the year ended March 31, 2016. Sales to two distributors represented 36% and 29% of total sales for the year ended March 31, 2015.

The Company sold 16 and 11 products during the years ended March 31, 2016 and 2015. Sales of three products represented 56%, 12%, and 10% of total sales for the year ended March 31, 2016.  Sales of one product represented 71% of total sales for the year ended March 31, 2015.

The Company purchases its products from Shandong YCT according to the contract renewed on February 26, 2015 between the Company and Shandong YCT. Pursuant to the renewed two year contracts, for the period from February 26, 2015 to February 25, 2017, the Company can purchase 10 products from Shandong YCT on fixed prices. Total purchases from Shandong YCT represented 35% and 33% of our total purchases during the years ended March 31, 2016 and 2015, respectively. The revenue from sale of products purchased from Shandong YCT represented 34% and 29% of total revenue for the years ended March 31, 2016 and 2015, respectively. The purchases from two other vendors represented 31% and 19% of the Company's total purchases for the year ended March 31, 2016. The purchases from two other vendors represented 34% and 27% of the Company's total purchases for the year ended March 31, 2015.

NOTE 7 - INTANGIBLE ASSETS, NET

The intangible assets of the Company consist of land use right and purchased patents.

Net land use right and purchased patents were as follows:

		As of
	Amortization Period	March 31, 2016	March 31, 2015
Land use right	50 years	$1,570,605	$1,652,177
Patent (non-US No. ZL200610068850.0)	16.5 years	7,119,421	7,489,173
Patent (non-US No. ZL200510045001.9)	14 years	9,595,741	10,094,103
Patent (non-US No. ZL200710013301.8)	15 years	-	1,628,082
Less: Accumulated amortization		(5,990,620)	(5,470,263)
Intangible assets, net		$12,295,147	$15,393,272

The amortization expense of land use right for the years ended March 31, 2016 and 2015 was $32,107 and $33,389, respectively.

The amortization expense of patent for the years ended March 31, 2016 and 2015 was $1,242,794 and $1,283,105, respectively.

Impairment

In October 2011, the Company acquired a patent which is a Chinese herbal medicine compound to treat renal insufficiency and its preparation" (ZL200710013301.8). The patent was recorded at cost when purchased, and was being amortized over its legal lives of 15 years on a straight-line basis. The purpose of the acquisition was to increase variety of the products which were made of pure Chinese herbals. The product was targeted to cure chronic renal insufficiency through strengthening the spleen, kidney and promoting blood circulation to dispel blood stasis. Lately, however, the same type of medicines with the similar therapeutic effect were also produced by other companies and appeared to be over supplied in the market.  In addition, due to the short supply of one core component – Sanqi, the cost of the production has been increasing.  The Company also found out certain deficiency in its product formulation which is needed to be improved.  However, the Company does not have plan to invest in such improvement because, since late 2014, it has shifted manufacturing focus from producing Chinese medicines for curing regular diseases to producing these for curing highly incidence of diseases such as cardiovascular disease.  Due to the reasons stated above, the Company decided to cease the further development of the product using this patent and the production of the medicine that uses this patent.

Pursuant to FASB ASC 350-30-50-3, the Company conducted its annual test for impairment on patent as of March 31, 2016. The Company estimated the future net undiscounted cash flows that are expected to be generated from the use of the patent and its eventual disposal. The Company determined that the fair value of the patent is nil with no disposal cash inflow. Accordingly, the Company recorded the full impairment of the patent of $1,114,942 in the year ended March 31, 2016.
NOTE 8 - TAXES PAYABLE
Tax payable at March 31, 2016 and 2015 were as follows:

	As of
	March 31, 2016	March 31, 2015
Corporate Income Tax	$435,686	$1,019,371
Value-Added Tax	273,317	500,991
Other Tax & Fees	30,065	82,701
Total Tax Payable	$739,068	$1,603,063

NOTE 9 - INCOME TAXES

China YCT and Landway Nano were incorporated in the United States of America and are subject to United States federal taxation. No provisions for income taxes have been made, as they had no U.S. operations for the years ended March 31, 2016 and 2015.

The Company's Chinese subsidiary is governed by the Income Tax Law of the PRC concerning the privately run and foreign invested enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.
The Company has not provided deferred taxes on undistributed earnings attributable to its PRC subsidiaries as they are to be permanently reinvested. On February 22, 2008, MOF, and SAT, jointly issued Cai Shui 2008 Circular 1, "Circular 1." According to Article 4 of Circular 1, distributions of accumulated profits earned by foreign investment enterprises, ("FIE") prior to January 1, 2008 to their foreign investors will be exempt from withholding tax, ("WHT") while distribution of the profits earned by a FIE after January 1, 2008 to its foreign investors shall be subject to WHT.
Dividend payments by PRC subsidiaries are limited by certain statutory regulations in the PRC. No dividends may be paid by PRC subsidiaries without first receiving prior approval from SAFE. Dividend payments are restricted to 90% of after tax profits.
Should the Company's PRC subsidiaries distribute all their profits generated after December 31, 2007, the aggregate withholding tax amount will be $7,298,330 and $6,456,653 as of March 31, 2016 and 2015, respectively.
The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of ASC Topic 740, Income Taxes. Since Shandong Spring intends to reinvest its earnings to further expand its businesses in mainland China, it does not intend to declare dividends to their immediate foreign holding companies in the foreseeable future. Accordingly, the Company has not recorded any deferred taxes in relation to US tax on the cumulative amount of undistributed retained earnings since January 1, 2008.
The reconciliation of income tax expense at the U.S. statutory rate of 35% to the Company's effective tax rate is as follows:

	Years Ended March 31,
	2016	2015

U.S. Statutory rate	$3,940,231	$4,159,775
Tax rate difference between China and U.S.	(1,125,780)	(1,188,507)
Permanent difference	26,584	23,331
Effective tax rate	$2,841,035	$2,994,599

The provisions for income taxes are summarized as follows:

	Years Ended March 31,
	2016	2015
Current	$3,055,958	$2,994,599
Deferred	(214,923)	-
Total	$2,841,035	$2,994,599

The tax effects of temporary differences that give rise to the Company's net deferred tax asset as of March 31, 2016 and 2015 are as follows:

	March 31,	March 31,
	2016	2015
Impairment loss	$272,705	$-
Less valuation allowance	-	-
Total net deferred tax assets	272,705	-

Revenue	(62,432)	-
Total deferred tax liabilities	(62,432)	-

Net deferred tax assets	$210,273	$-

Current deferred tax liability, net of assets	$(36,640)	$-
Long-term deferred tax asset	246,913	-
Net deferred tax assets	$210,273	$-

NOTE 10 - STOCKHOLDERS' EQUITY

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

Statutory Reserve

Subsidiaries incorporated in China are required to make appropriations to reserve funds, based on after-tax net income determined in accordance with generally accepted accounting principles of the People's Republic of China ("PRC GAAP").  Effective January 1, 2006, the Company is only required to contribute to one statutory reserve fund at 10% of net income after tax per annum, and any contributions are not to exceed 50% of the respective companies' registered capital.

The Company appropriated nil to the statutory reserve for the years ended March 31, 2016 and 2015, respectively.

Stock Option Plan

On July 23, 2015, the Company adopted a stock option plan that was approved by its Board of Directors on June 15, 2015.  This plan is intended to retain and provide incentives for talented employees, officers and directors, and to align stockholder and employee interests.  Under this stock option plan, the participants of the plan include the Company's directors, officers and some employees who were previously determined by the Board of Directors.  On July 23, 2015, the Company signed stock option agreements with each participant and granted options to purchase a total of 2.6 million shares of Common Stock to the participants.  The vesting period of the stock options is ten months from July 23, 2015, the grant date of the stock options.  Immediately following the date when the stock options are vested, the participants will have five consecutive business days to exercise the stock options at an exercise price of $0.40 per share.    Stock options not exercised within the five consecutive business days will expire.  The Company assessed the fair value of the total granted stock options on the grant date using a Black-Scholes Stock Option Pricing Model.  Significant assumptions used in calculating fair value of options are as follows:
•	Expected volatility 92.03%;

•	Risk-free interest rate 0.33%;

•	Expected term (year) 0.85;

•	Exercise price $0.4.

The estimated fair value of the total granted stock options on the grant date was $529,100 which is being amortized over ten months period.  For the year ended March 31, 2016, the amortization of stock-based compensation expense was $428,074. All stock options expired on May 30, 2016 and none of the vested stock options were exercised by the end of the option exercise date.

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

Effective December 21, 2015, the Company and the non-employee holder agreed to terminate the Company's engagement of the holder dated July 1, 2015 and the Warrant.  No warrant was issued and the Company has no further obligations to the non-employee holder. The termination of the Warrant has no impact on the Company's current and future financial statements.

NOTE 11 – FUTURE MINIMUM LEASE PAYMENTS

As of March 31, 2016, future minimum lease payments under the operating lease pursuant to the four Farmland Leasing Agreements were as follows:

Fiscal year ended March 31,	Shiqiao Village	Shandong Wanziyuan	Zhongce No.4 Village	Zhongce Shen Village	Total Operating Leases
2017	$-	$-	$-	$-	$-
2018	-	-	-	-	-
2019	1,547,700	-	154,770	-	1,702,470
2020	-	1,547,700	-	-	1,547,700
2021	-	-	-	1,547,700	1,547,700
2022 and thereafter	6,190,800	1,238,160	619,080	1,238,160	9,286,200
Total minimum lease payments	$7,738,500	$2,785,860	$773,850	$2,785,860	$14,084,070

The farmland lease payments for the first five years have been made in advance; and therefore, resulted in prepaid lease payments as of March 31, 2016 and 2015 (see NOTE 3).

NOTE 12 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events that have occurred after the date of the balance sheet through the date of issuance of these financial statements and determined that no subsequent event requires recognition or disclosure to the consolidated financial statements.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A.   CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures.

The term "disclosure controls and procedures" (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within required time periods. The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this annual report (the "Evaluation Date"). Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were not effective.

Changes in internal controls.

The term "internal control over financial reporting" (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated any changes in the Company's internal control over financial reporting that occurred during the fourth quarter of the year covered by this annual report, and they have concluded that there was no change to the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those internal controls as of March 31, 2016, using the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") Internal Control – Integrated Framework as a basis for our assessment.

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

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company's ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Company's annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified one material weakness in our internal control over financial reporting.

As disclosed in our annual report on Form 10-K for the year ended March 31, 2016 we had identified the following material weakness in internal control over financial reporting:

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

As an interim solution, the Company engaged two part time consultants who are qualified financial professionals. In addition, we require all of the accounting personnel in the accounting department take a minimum of 24 CPE credits annually with a focus on US GAAP and internal financial reporting standards. Therefore, management believes that we have remediated the weakness and can remove the assessment going forward. Our Chief Executive Officer and Chief Financial Officer concluded that we have remediated the weakness and China YCT International Group's system of disclosure controls and procedures was not effective as of March 31, 2016 for the purposes described in this paragraph.

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

ITEM 9B                    OTHER INFORMATION

None.

PART III

ITEM 10.                    DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following individuals are the members of our Board of Directors and executive officers as of June 21, 2016.

Name	Age	Position with the Company
Yan Tinghe	61	Chairman, Chief Executive Officer
Chuanmin Li	51	Chief Financial Officer
Zhang Jirui	60	Director
Robert J. Fanella	65	Independent Director
Zhang Wengao	71	Independent Director
Sun Maogang	46	General Manager of Shandong Spring Pharmaceutical
Ding Xuzhong	44	Chief Marketing Officer
Zhang Qiang	44	Chief Administration Officer
Shao Zecheng	43	Vice President

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

Li Chuanmin. Mr. Li has been our Chief Financial Officer since 2005 and has been involved with corporate financial management and accounting for over 29 years. Since 2005, he has been employed as Chief Financial Officer of the Company's subsidiary, Shandong Spring Pharmaceutical Co., Ltd. From 2000 to 2005 Mr. Li was employed as Chief Financial Officer of Shandong Yongchuntang Biotechnology Co., Ltd. From 1998 to 2000, Mr. Li was a teacher at the Shandong Finance Institute. From 1990 to 1998, he was employed by an accounting firm in Jining City. In 1986, Mr. Li received a diploma from the Shandong Finance Institute.

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

Robert J. Fanella. Mr. Fanella, CPA, was appointed as an independent director, effective April 6, 2009. During Mr. Fanella's more than 36 years career specializing in corporate finance and accounting, he was responsible for audit and financial service oversight for both private and publicly traded companies. Since 2006, Mr. Fanella has been an independent financial consultant, working on various financial and operational projects for companies in industries such as electronic manufacturing, industrial plating, chemical, and health products.  From April 2011 to March 2012, Mr. Fanella has served as CFO for ARCIS Resources Corporation (OTCBB: ARCS). From 2002 to 2006, Mr. Fanella was employed as CFO/Owner of Tru-Way, Inc., a metal fabrication business mainly serving the electronics manufacturing industry. The business was sold in 2006. From 1984 to 2002, Mr. Fanella was employed as CFO by MicroEnergy, Inc, a public company of which he was co-founder. MicroEnergy, Inc was a manufacturing firm designing and selling custom switch-mode power supplies to major companies in the OEM electronics market. During the 12 year period prior to founding MicroEnergy, Inc., Mr. Fanella  was  the CFO/Controller for two smaller businesses in the electronics manufacturing business and welding supplies distribution business, and he spent seven years at Motorola, Inc., in various capacities from Financial Analyst to Business Controller. Mr. Fanella currently serves on the Board of Directors and also is Audit Committee Chairman for American Nano Silicon Technologies, Inc. (OTCBB: ANNO). Mr. Fanella was awarded a Bachelor of Science Degree in Finance by Northern Illinois University in 1972. He was awarded a Masters of Business Administration Degree in Finance with a Marketing concentration from the University of Chicago in 1979. In 1975, Mr. Fanella was registered as a certified public accountant in Illinois.

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

Sun Maogang,  Mr. Sun has served as our general manager, deputy general manager, director of pharmaceutical production, quality management, marketing, for Shandong Spring Pharmaceutical Co., Ltd since 2006.    Mr. Sun has been engaged in drug manufacturing for 20 years. From 1995 to 2000, he worked  in the Sishui pharmaceutical factory in Shandong province. From 2001 to 2007, he worked in the department of pharmaceutical preparation in a hospital for the Chinese People's Liberation Army  Mr. Sun graduated from  the Shandong province county people college, where he majored  in Chinese Traditional Medicine and engineering..

Zhang Qiang. Mr. Zhang has served for Shandong Spring Pharmaceutical Co., Ltd., our wholly owned subsidiary, as its Chief Administrative Officer and Head of Human Resource since 2009. He has been involved with Human Resource management for over 10 years. From October 2003 to December 2008, he was employed by Shandong Huajin Group, Inc. as the Head of Administration. Mr. Zhang graduated from Shandong Economies College and is pursuing his Senior HR Manager Certificate.

Ding Xuzhong. Mr. Ding has been served for Shandong Spring Pharmaceutical Co., Ltd., our wholly owned subsidiary, as its Chief Marketing Officer since 2008. He joined us in 2003, and was involved in our marketing development since then. Mr. Ding has over 20 years of experience on marketing, since he graduated from Shandong University in 1991, majoring in marketing.

Shao Zecheng. Mr. Shao has been involved with capital business for over 10 years. Since 2007 he has been employed as vice president of the Company's subsidiary, Shandong Spring Pharmaceutical Co., Ltd. From 1997 to 2007, Mr. Shao was employed as Minister of Korean Daewoo Group.  During the period, he successfully managed, designed and programmed 2 ERP projects and cooperated with the other departments of the company in the past years. All the projects were released on schedule, with high quality that helped the company's business grow. From 1994 to 1997, Mr. Shao was a computer engineer at the Shandong Huajin Group. In 1994, Mr. Shao received a diploma from the Shandong Teachers' University. In 2000, he received the Super Development Engineer Certificate for PoweBuilder in Sybase Center.

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

The Audit Committee consists of Robert J. Fanella, and Zhang Wengao. Mr. Fanella serves as the chairman of the Audit Committee. The Board has determined that each of the members of the Audit Committee satisfies the independence requirements of the NASDAQ Stock Market. The Audit Committee oversees our accounting and financial reporting processes and procedures, reviews the scope and procedures of the internal audit function, appoints our independent registered public accounting firm and is responsible for the oversight of its work and the review of the results of its independent audits.

The Board of Directors has determined that Robert J. Fanella, who serves as Chairman of the Audit Committee, is an audit committee financial expert by reason of his experience in corporate finance. Mr. Fanella is an independent director, within the definition of that term applicable to issuers listed on the NASDAQ Stock Market.

The Compensation Committee consists of Robert J. Fanella, and Zhang Wengao. Mr. Zhang serves as chairman of the Compensation Committee. The Board has determined that each of the members of the Compensation Committee satisfies the independence requirements of the NASDAQ Stock Market. The Compensation Committee oversees the Company's policies regarding compensation and benefits, evaluates the performance of the Company's executive officers, reviews and approves the compensation of the Company's executive officers, and sets the compensation for members of the Board of Directors.

The Nominating and Corporate Governance Committee consists of Robert J. Fanella, and Zhang Wengao. The Board has determined that each of the members of the Nominating and Corporate Governance Committee satisfies the independence requirements of the NASDAQ Stock Market. The Nominating and Corporate Governance Committee makes recommendations to the Board regarding nominees to be submitted to our shareholders for election at each annual meeting of shareholders, selects candidates for consideration by the full Board to fill any vacancies on the Board, and oversees all of our corporate governance matters.

Code of Ethics

The Board of Directors adopted a code of ethics applicable to the Company's executive officers in 2009.

Section 16(a) Beneficial Ownership Reporting Compliance

None of the officers, directors or beneficial owners of more than 10% of the Company's common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended March 31, 2016.

ITEM 11.   EXECUTIVE COMPENSATION DISCUSSION AND ANALYSIS

Background and Compensation Philosophy

Our Compensation Committee consists of Robert J. Fanella, and Zhang Wengao , independent directors. The Compensation Committee determined the compensation to be paid to our executive officers based on our financial and operating performance and prospects, the level of compensation paid to similarly situated executives in comparably sized companies, and contributions made by the officers' to our success. Each of the named officers will be measured by a series of performance criteria by the Board of Directors, or the compensation committee, on a yearly basis. Such criteria will be set forth based on certain objective parameters such as job characteristics, required professionalism, management skills, interpersonal skills, related experience, personal performance and overall corporate performance.

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

Base Salary

The annual compensation for Yan Tinghe and Li Chuanmin for the year ended March 31, 2016 was RMB300,000 (USD48,738) and RMB200,000 (USD32,492) respectively. All such amounts were paid in cash. The base salary reflects each executive's skill set and the market value of that skill set as determined by our Board of Directors and/or our executive officers.

Bonuses

For the year ended March 31, 2016, Yan Tinghe and Li Chuanmin did not receive cash bonuses.

Equity Awards

There were no stock options granted to the executive officers during the year ended March 31, 2016.

On June 16, 2015, the Board of Directors granted stock options to purchase 100,000 shares of common stock to each of Tinghe Yan and Chuanmin Li.  The grants were part of a grant of options to purchase a total of 2,600,000 shares of common stock to management of the Company.  The options have a term of ten months and an exercise price of $0.40 per share.  The options expired in May 2016.

SUMMARY COMPENSATION TABLE

The following table sets forth all compensation awarded to, earned by, or paid by the Company and its subsidiaries to our Chief Executive Officer and Chief Financial Officer, during the past three fiscal years. There were no executive officers whose total salary and bonus for the fiscal year ended March 31, 2016 exceeded $100,000.

	Fiscal Year	Salary	Bonus	Stock Awards	Option Awards	Other Compensation
Yan Tinghe, CEO	2016	$49,019	0	0	0	0
	2015	$49,019	0	0	0	0
	2014	$48,738	975	0	0	0

Chuanmin Li, CFO	2016	$32,679	0	0	0	0
Chuanmin Li, CFO	2015	$32,679	0	0	0	0
	2014	$32,679	975	0	0	0
	2013	$31,283	0	0	0	0

Remuneration of Directors

The total amount of the compensation in the form of shares of common stock to the independent directors was $10,000.00 for the year ended March 31, 2016.

The Board of Directors agreed to issue to Dr. Bai Junying and Zhang Wengao, upon commencement of their service in 2009 and on each anniversary of his commencement date common shares with a market value equal to $10,000 cash plus $25,000 in the form of restricted shares of common stock. There were no common shares paid for the year ended March 31, 2016.

The Board of Directors agreed to issue to Mr. Robert J. Fanella, upon commencement of his service in 2009 and on each anniversary of his commencement date, common shares with a market value equal to $15,000 cash plus $40,000 in the form of restricted shares of common stock. Starting from April 8, 2013, the commission structure for Mr. Fanella has been changed to $7,500 cash plus $20,000 in the form of restricted shares of comment stock. There were 20,000 restricted shares issued during the year ended March 31, 2016.

The compensation paid to the independent directors during the fiscal year ended March 31, 2016 was as follows: Robert J. Fanella: $27,500; Wengao Zhang: $10,000.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information known to us with respect to the beneficial ownership of our 29,764,168 outstanding shares of common stock as of June 20, 2016 regarding the following:

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

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)		Percentage of Class
Yan Tinghe	9,653,690	(3)	32.43%
Zhang Jirui	1,427,783		4.80%
Robert J. Fanella	123,634		0.42%
Zhang Wengao	12,500		*
All officers and directors as a group (5 persons)	11,217,607	(3)	37.69%

(1)	Except as otherwise noted, each shareholder's address is c/o Shandong Spring Pharmaceutical Co., Ltd., Economic Development Zone, Gucheng Road, Sishui County, Shandong Province, P.R. China.
(2)	Except as otherwise noted, all shares are owned of record and beneficially.
(3)
On June 15, 2015, the Board of Directors approved stock options to purchase 100,000 shares of common stock to Tinghe Yan.  The options are exercisable commencing 10 months after grant for a period of five business days at an exercise price of $0.40 per share. The number of shares owned by Tinghe Yan and all officers and directors as a group do not include such 100,000 options.

* Indicate less than 0.01%

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships

None of our officer and directors has engaged in any transaction with China YCT International Group or Shandong Spring Pharmaceutical during the past two fiscal years that had a transaction value in excess of $60,000.

Director Independence

The following members of our Board of Directors are independent, as "independent" is defined in the rules of the NASDAQ Stock Market: Robert J. Fanella, and Zhang Wengao.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

PARITZ & COMPANY, P.A. billed $79,000 and $100,000 to the Company for professional services rendered for the audit of the financial statements for the fiscal years ending on March 31, 2015 and 2016, respectively

Audit-Related Fees

PARITZ & COMPANY, P.A. billed $0 to the Company during fiscal year ending March 31, 2015 and 2016 for assurance and related services that are reasonably related to the performance of the fiscal 2015 and fiscal 2016 audits.

Tax Fees

PARITZ & COMPANY, P.A. billed $0 to the Company during fiscal year ending March 31, 2015 and 2016for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

PARITZ & COMPANY, P.A. billed $0 to the Company in fiscal year ending March 31, 2015 and 2016 for services not described above.

It is the policy of the Company that all services other than audit, review or attest services must be pre-approved by the Board of Directors. No such services have been performed by PARITZ & COMPANY, P.A. during the fiscal years ending on March 31, 2015 and 2016.

PART IV
ITEM 15.                    EXHIBITS

3.1	Certificate of Incorporation - filed as an exhibit to the Company's Registration Statement on Form 8-A (SEC File No.) and incorporated herein by reference.

3.2	Certificate of Amendment to Certificate of Incorporation - filed as an exhibit to the Company's Registration Statement on Form 8-A (SEC File No.) and incorporated herein by reference.

3.3	By-laws– filed as an exhibit to the Company's Registration Statement on Form 8-A (SEC File No. 000-53600) and incorporated herein by reference.

4.1	Purchase Agreement between China YCT and L.Y. Research Corporation, filed as an exhibit to the Company's Current Report on Form 8-K filed on March 3, 2011.

4.2
English Translation of Amendment to Purchase Agreement between China YCT, LY (HK Biotech) Holdings and L.Y.Research Corporation, dated August 15 2011, filed as an exhibit to the Company's Current Report on Form 8-K filed on August 26, 2011

10.1	English Translation of Patent Transfer Agreement between Shandong Spring and Shandong YCT, filed as an exhibit to the Company's Annual Report on Form 10-K/A filed on June 8, 2012

10.2	English Translation of Distribution Agreement between China YCT and Shandong YCT, filed as an exhibit to the Company's Annual Report on Form 10-K/A filed on June 8, 2012

10.3	English Translation of Form of Distribution Agreement between China YCT and Feng Libin, filed as an exhibit to the Company's Annual Report on Form 10-K/A filed on June 8, 2012

10.4	English Translation of Loan Agreement between China YCT and Shandong YCT, filed as an exhibit to the Company's Annual Report on Form 10-K/A filed on June 8, 2012

10.5	English Translation of Loan Agreement between China YCT and Changchun Paper, filed as an exhibit to the Company's Annual Report on Form 10-K/A filed on June 8, 2012

10.6	English Translation of Employment Agreement between Shandong Spring and Hanwei Zhou as General Manager ,filed as an exhibit to the Company's Annual Report on Form 10-K/A filed on June 8, 2012

10.7	English Translation of Employment Agreement between China YCT and Chuanmin Li as CFO, filed as an exhibit to the Company's Annual Report on Form 10-K/A filed on June 8, 2012

10.8	English Translation of Employment Agreement between China YCT and Dailong Li as CTO, filed as an exhibit to the Company's Annual Report on Form 10-K/A filed on June 8, 2012

10.9
English Translation of Patent Transfer Agreement dated March 14, 2011 between Shandong Spring and Jining Tianruitong Technology Development Limited Company, filed as an exhibit to the Company's Annual Report on Form 10-K/A filed on June 8, 2012

10.10
Amendment to Purchase Agreement between China YCT, LY (HK Biotech) Holdings and L.Y.Research Corporation, dated August 15 2011, filed as an exhibit to the Company's Report on Form 8-K filed on August 26, 2011

10.11
Amendment Agreement, dated as of October 21, 2011 between China YCT International Group, Inc. and L.Y. Research Corporation, filed as an exhibit to the Company's Report on Form 8-K filed on October 24, 2011

10.12	Termination Agreement, dated as of October 29, 2012, by China YCT International Group, Inc. and L.Y. Research Corporation, Filed as an exhibit to the Company's report on Form 8-K on January 16, 2013.

10.13	Payment Agreement, dated as of January 1, 2013 between Shandong Spring and Jining Tianruitong Corporation. Filed as an exhibit to the Company's report on Form 10-K filed on June 29, 2014

10.14	Renewal of the Purchase and Sale Contract with Shandong YCT dated as of February 26, 2015 filed as an exhibit to the Company's Report on Form 10-Q filed on November 16, 2015

14.1	China YCT International Group Code of Ethics (previously filed)

14.2	Charter for the Audit Committee (previously filed)

14.3	Charter for the Governance and Nominating Committee (previously filed)

21.1	Subsidiaries of the registration (previously filed)

31.1	Rule 13a-14(a) Certificate – CEO

31.2	Rule 13a-14(a) Certificate – CFO

32	Certificate pursuant to 18 U.S.C. ss. 1350

101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*

*            The XBRL related information in Exhibit 101 shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA YCT INTERNATIONAL GROUP, LTD.
By:

/s/ Yan Tinghe	June 30, 2016
Yan Tinghe Chief Executive Officer (Principal Executive Officer)

/s/ Li Chuanmin	June 30, 2016
Li Chuanmin Chief Financial Officer (Principal Financial Officer)

                     In accordance with the Exchange Act, this Report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Yan Tinghe	June 30, 2016
Yan Tinghe, Director
Chief Executive Officer

/s/ Li Chuanmin	June 30, 2016
Li Chuanmin,
Chief Financial Officer

/s/ Robert Fanella	June 30, 2016
Robert J. Fanella
Director

/s/ Zhang Wengao	June 30, 2016
Zhang Wengao
Director

/s/ Zhang Jirui	June 30, 2016
Zhang Jirui
Director