Form 10-Q
period 2016-06-30
China YCT International Group, Inc.
filed 2016-08-15
CIK 847464

UNITED STATES SECURITIES AND EXCHANGE
 COMMISSION WASHINGTON, D.C.
20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The number of shares outstanding of the issuer's common stock on August 13, 2016 was 29,764,168.

CHINA YCT INTERNATIONAL GROUP, INC.
FORM 10-Q

June 30, 2016

CHINA YCT INTERNATIONAL GROUP, INC.

FORM 10-Q

June 30, 2016

Table of Contents

Page

Consolidated Balance Sheets as of June 30, 2016 and March 31, 2016 (Unaudited)	3

Consolidated Statements of Comprehensive Income (Loss) for the Three Months Ended June 30, 2016 and 2015 (Unaudited)	4

Consolidated Statements of Cash Flows for the Three Months Ended June 30, 2016 and 2015 (Unaudited)	5

Notes to Consolidated Financial Statements (Unaudited)	6 - 13

CHINA YCT INTERNATIONAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	JUNE 30, 2016	MARCH 31, 2016
Assets
Current assets:
Cash and cash equivalents	$9,006,665	$7,639,084
Accounts receivable	432,048	533,262
Inventories	2,241,244	2,287,312
Prepaid leases – current portion	936,957	961,609
Total current assets	12,616,914	11,421,267

Prepaid leases	2,019,123	2,312,650
Development cost of acer truncatum bunge planting	41,553,022	42,166,533
Plant, property, and equipment, net	12,999,381	12,872,997
Intangible assets, net	11,701,216	12,295,147
Deferred tax assets	241,126	246,913
Total assets	$81,130,782	$81,315,507

Liabilities and Stockholders' Equity
Liabilities:
Current liabilities:
Accounts payable and other accrued expenses	$248,868	$190,248
Taxes payable	912,487	739,068
Deferred tax liabilities	17,894	36,640
Total current liabilities	1,179,249	965,956

Stockholders' Equity
Preferred stock, par value $500 per share; 45 shares authorized, issued and outstanding at June 30, 2016 and March 31, 2016.	22,500	22,500
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 29,764,168 and 29,720,690 shares issued and outstanding at June 30, 2016 and March 31, 2016, respectively.	29,764	29,721
Additional paid-in capital	4,760,053	4,648,461
Statutory reserve	1,828,504	1,828,504
Retained earnings	74,558,836	72,983,301
Accumulated other comprehensive income (loss)	(1,248,124)	837,064
Total stockholders' equity	79,951,533	80,349,551
Total liabilities and stockholders' equity	$81,130,782	$81,315,507

The accompanying notes are an integral part of these financial statements.

CHINA YCT INTERNATIONAL GROUP, INC.
CONSOLIDATED STATEMENTS
OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	THREE MONTHS ENDED JUNE 30,
	2016	2015

Sales	$9,712,495	$11,485,752
Cost of Goods Sold	5,912,261	5,802,976
Gross Profit	3,800,234	5,682,776
Operating Expenses
Selling Expenses	747,880	769,845
General &Administrative Expenses	850,357	754,068
Research & Development Expenses	69,160	190,568
Total operating expenses	1,667,397	1,714,481
Income from operations	2,132,837	3,968,295
Interest income	15,422	12,855
Income before income tax provision	2,148,259	3,981,150
Income tax provision	572,724	976,705
Net income	1,575,535	3,004,445
Other comprehensive income (loss)
Foreign currency translation adjustment	(2,085,188)	356,065
Comprehensive income (loss)	$(509,653)	$3,360,510

Earnings per common share
Basic and Diluted	$0.05	$0.10

Weighted average number of common shares outstanding
Basic and Diluted	29,755,568	29,700,690

The accompanying notes are an integral part of these financial statements.

CHINA YCT INTERNATIONAL GROUP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	THREE MONTHS ENDED JUNE 30,
	2016	2015
Cash Flows From Operating Activities:
Net income	$1,575,535	$3,004,445
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of plant, property and equipment	176,525	153,219
Amortization of intangible assets	282,974	336,462
Amortization of prepaid leases	237,807	172,097
Issuance of common shares for services	10,609	-
Stock-based compensation expenses	101,026	-
Deferred taxes	(18,630)	-
Changes in operating assets and liabilities:
Inventory	(12,762)	(1,421,332)
Accounts receivable	88,876	(75,125)
Taxes payable	195,296	(312,668)
Accounts payable and other accrued expenses	64,465	(29,156)
Net cash provided by operating activities	2,701,721	1,827,942

Cash flows from investing activities:
Acquisition of property, plant and equipment	(639,877)	(409,806)
Advance payment for construction	-	(241,818)
Development cost of acer truncatum bunge planting	(474,608)	(879,042)
Net cash used in investing activities	(1,114,485)	(1,530,666)

Effect of exchange rate changes on cash and cash equivalents	(219,655)	61,532
Net increase in cash and cash equivalents	1,367,581	358,808
Cash and cash equivalents at beginning of period	7,639,084	13,083,532
Cash and cash equivalents at end of period	$9,006,665	$13,442,340

Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$-	$-
Income taxes	$531,488	$1,023,018

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

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2016 and the results of operations and cash flows for the periods ended June 30, 2016 and 2015. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three months ended June 30, 2016 are not necessarily indicative of the results to be expected for any subsequent periods or for the entire year ending March 31, 2017. The balance sheet on March 31, 2016 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended March 31, 2016 as included in our Annual Report on Form 10-K.

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

Stock Based Compensation

The Company recognizes compensation expense for stock-based compensation in accordance with ASC Topic 718. For employee stock-based awards, we calculate the fair value of the award on the date of grant using the Black-Scholes method for stock options and the quoted price of our common stock for unrestricted shares; the expense is recognized over the service period for awards expected to vest. Share-based payments to consultants, service providers and other non-employees are accounted for under in accordance with ASC Topic 718, ASC Topic 505, "Equity Payments to Non-Employees" or other applicable authoritative guidance. The estimation of stock-based awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from original estimates, such amounts are recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience.

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

Translation adjustments resulting from this process amounted to ($2,085,188) and $356,065 for the three months ended June 30, 2016 and 2015, respectively.

The following exchange rates were used to translate the amounts from RMB into United States dollars ("USD") for the respective periods:

	June 30,	June 30,
	2016	2015
Period End Exchange Rate (RMB/USD)	6.6312	6.1136
Average Period Exchange Rate (RMB/USD)	6.5317	6.1203

Recent accounting pronouncements

The Company's management has evaluated all the recently issued accounting pronouncements during the quarter ended June 30, 2016 and does not believe that they will have a material effect on the Company's consolidated financial position and results of operations.

NOTE 3 - INVENTORY

Inventory consists of finished goods, work-in-process, packaging materials, and raw materials. No allowance for inventory was made for the three months ended June 30, 2016 and 2015.

The components of inventories as of June 30, 2016 and March 31, 2016 were as follows:

	June 30,	March 31,
	2016	2016
Raw materials	$682,123	$998,342
Packaging materials	522,376	145,860
Work-in-process	238,234	639,342
Finished goods	798,511	503,768
Total Inventories	$2,241,244	$2,287,312

NOTE 4 – PLANT, PROPERTY, AND EQUIPMENT, NET

The components of property and equipment were as follows:

	June 30,	March 31,
	2016	2016
Machinery & Equipment	$1,723,191	$1,740,751
Office equipment and automobiles	474,300	486,779
Building	12,885,075	12,605,012
Leasehold Improvements	1,206,418	1,238,160
Subtotal	16,288,984	16,070,702
Less: Accumulated Depreciation & Amortization	(3,289,603)	(3,197,705)
Total plant, property and equipment, net	$12,999,381	$12,872,997

The depreciation and amortization expense for the three months ended June 30, 2016 and 2015 was $176,525 and $153,219, respectively.

NOTE 5 - MAJOR CUSTOMER AND VENDOR

The Company sold products through ten distributors during the three months ended June 30, 2016 and 2015. Sales to three distributors represented 23%, 16%, and 14% of total sales for the three months ended June 30, 2016. Sales to three distributors represented 32%, 25%, and 12% of total sales for the three months ended June 30, 2015.

The Company sold 6 and 11 products during the three months ended June 30, 2016 and 2015, respectively. Sales of three products represented 53%, 15% and 14% of total sales for the three months ended June 30, 2016.  Sales of one product represented 69% of total sales for the three months ended June 30, 2015.

The Company purchases its products from Shandong Yong Chun Tang ("Shandong YCT") according to the contract renewed on February 26, 2015 between the Company and Shandong YCT. Pursuant to the renewed two year contracts, for the period from February 26, 2015 to February 25, 2017, the Company can purchase 10 products from Shandong YCT on fixed prices.  On June 25, 2015, the Company made an amendment to the renewed Purchase and Sale Contract with Shandong YCT. Pursuant to the amended agreement, the Company no longer purchases and sells the 10 products included in the contract renewed on February 26, 2015 and agreed to purchase and sell four new products without changes in other terms of the previous contract. The Company can purchase these four new products from Shandong YCT at fixed prices. Total purchases from Shandong YCT represented 33% and 25% of our total purchases during the three months ended June 30, 2016 and 2015, respectively.  The purchases from three other vendors represented 23%, 18%, and 14% of the Company's total purchases for the three months ended June 30, 2016. The purchases from two other vendors represented 39% and 23% of the Company's total purchases for the three months ended June 30, 2015.

NOTE 6 - TAXES PAYABLE

Taxes payable at June 30, 2016 and March 31, 2016 were as follows:

	As of
	June 30,	March 31,
	2016	2016
Corporate Income Tax	$483,483	$435,686
Value-Added Tax	389,257	273,317
Other Tax & Fees	39,747	30,065
Total Tax Payable	$912,487	$739,068

NOTE 7 - INCOME TAXES

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made, as the Company had no U.S. taxable income for the three months ended June 30, 2016 and 2015.

The Company's Chinese subsidiaries are governed by the Income Tax Law of the PRC concerning the privately run and foreign invested enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

The reconciliation of income tax expense at the U.S. statutory rate of 35% to the Company's effective tax rate is as follows:

	Three Months Ended June 30,
	2016	2015

U.S. Statutory rate	$751,891	$1,393,403
Tax rate difference between China and U.S.	(214,826)	(398,115)
Permanent difference	35,659	(18,583)
Effective tax rate	$572,724	$976,705

The provisions for income taxes are summarized as follows:

	Three Months Ended June 30,
	2016	2015
Current	$591,354	$976,705
Deferred	(18,630)	-
Total	$572,724	$976,705

NOTE 8 - STOCKHOLDERS' EQUITY

Stock Issued for compensation and service

On April 19, 2016, in accordance with the Company's agreement with the independent director, the Company issued 43,478 shares of common stock to one independent director, which were valued at $10,609 based on the quoted price at issuance.

Stock Option Plan

On July 23, 2015, the Company adopted a stock option plan that was approved by its Board of Directors on June 15, 2015.  This plan was intended to retain and provide incentives for talented employees, officers and directors, and to align stockholder and employee interests.  Under this stock option plan, the participants of the plan include the Company's directors, officers and some employees who were previously determined by the Board of Directors.  On July 23, 2015, the Company signed stock option agreements with each participant and granted options to purchase a total of 2.6 million shares of Common Stock to the participants.  The vesting period of the stock options was ten months from July 23, 2015, the grant date of the stock options.  Immediately following the date when the stock options were vested, the participants would have five consecutive business days to exercise the stock options at an exercise price of $0.40 per share.  Stock options not exercised within the five consecutive business days would expire.  The Company assessed the fair value of the total granted stock options on the grant date using a Black-Scholes Stock Option Pricing Model. Significant assumptions used in calculating fair value of options are as follows:

•	Expected volatility 92.03%;
•	Risk-free interest rate 0.33%;
•	Expected term (year) 0.85;
•	Exercise price $0.4.

The estimated fair value of the total granted stock options on the grant date was $529,100 which was being amortized over ten months period.  For the quarter ended June 30, 2016, the amortization of stock-based compensation expense was $101,026. As of June 30, 2016, the total estimated fair value of the stock options in amount of $529,100 had been fully amortized. All stock options expired on May 30, 2016 and none of the vested stock options were exercised by the end of the option exercise date.

A summary of the changes in stock options outstanding under the Company's stock option plan during the quarter ended June 30, 2016 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Options outstanding at April 1, 2016	2,600,000	$529,100
Granted	-	-
Exercised	-	-
Canceled	-	-
Expired	2,600,000	$529,100

Options outstanding at June 30, 2016	-	$-

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events that have occurred after the date of the balance sheet through the date of issuance of these consolidated financial statements and determined that no subsequent event requires recognition or disclosure to the consolidated financial statements.

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

Results of Operations

The following table sets forth information from our statements of comprehensive income (loss) for the three months ended June 30, 2016 and 2015, in dollars:

	Three Months Ended
	June 30,		$	%
	2016	2015	Change	Change
Sales	9,712,495	11,485,752	(1,773,257)	(15.4)%
Cost of Goods Sold	(5,912,261)	(5,802,976)	(109,285)	1.9%
Gross Profit	3,800,234	5,682,776	(1,882,542)	(33.1)%
Operating Expenses	(1,667,397)	(1,714,481)	47,084	(2.7)%
Operating Income	2,132,837	3,968,295	(1,835,458)	(46.3)%
Interest Income	15,422	12,855	2,567	20.0%
Income Tax Provision	(572,724)	(976,705)	403,981	(41.4)%
Net Income	1,575,535	3,004,445	(1,428,910)	(47.6)%
Comprehensive Income (Loss)	(509,653)	3,360,510	(3,870,163)	(115.2)%

Revenue

During the three months ended June 30, 2016, we realized $9,712,495 in revenue, representing a decrease of 15.4% or $1,773,257 as compared to $11,485,752 for the same period in 2015.  Of the 15.4% decrease in revenue, 9.8% was due to the decreased sales of both the Huoliyuan capsules and the health care products offset by the increased sales of acer truncatum bunge seed oil, and 5.6% was due to fewer  USD converted from RMB because a significant RMB depreciation occurred during the quarter ended June 30, 2016 compared with the same period in 2015.

Part of our revenues was generated by us as the distributor for the products manufactured by Shandong YCT.  The Company purchases its products from Shandong YCT according to the contract renewed on February 26, 2015 between the Company and Shandong YCT. Pursuant to the renewed two year contracts, for the period from February 26, 2015 to February 25, 2017, the Company can purchase 10 products from Shandong YCT on fixed prices.  On June 25, 2015, the Company made an amendment to the renewed Purchase and Sale Contract with Shandong YCT. Pursuant to the amended agreement, the Company no longer purchases and sells the 10 products included in the contract renewed on February 26, 2015 and agreed to purchase and sell four new products without changes in other terms of the previous contract. The Company can purchase these four new products from Shandong YCT at fixed prices. During the three months ended June 30, 2016, 32.8% of our total revenue was generated as the distributor of Shandong YCT, as compared to 31.8% during the three months ended June 30, 2015.

The sale of Huoliyuan Capsule accounted for 52.7% of our revenue during the three months ended June 30, 2016, compared to 68.2% during the three months ended June 30, 2015. Since July 2010, the Company has become not only a distributor of Shandong YCT's products but also a manufacturer and distributor of our own product, Huoliyuan Capsule. The sales of the Huoliyuan capsules experienced the fastest growth in the years ended March 31, 2012 and 2011. Since the fourth quarter of the last fiscal year, the sales of the Huoliyuan capsules have showed a decreasing trend. The decrease in the sales of Huoliyuan Capsule is primarily due to the increasing competition from other companies who produce and sell the same type of the medicine in the market and overall recent slowing of the Chinese economy.

Since July 2015, the Company has produced Acer truncatum Bunge Seed Oil and sold the product to customers through its distributors.  The Acer truncatum Bunge Seed Oil was extracted from the acer truncatum pods that were purchased from third party vendors.  The Company's self-grown acer truncatum pods will not be ready to be used for production until approximately the fourth quarter of 2017. During the three months ended June 30, 2016, the sales of acer truncatum bunge seed oil was $1,409,137, which accounted for 14.5% of our revenue for the three months ended June 30, 2016.

The following is the sales breakdown by products during the three months ended June 30, 2016 and 2015:

	For the Three Months Ended June 30,
	2016		2015
Health care supplements	3,184,339	32.8%	3,648,586	31.8%
Drugs (Huoliyuan Capsule)	5,119,019	52.7%	7,837,166	68.2%
Acer truncatum oil	1,409,137	14.5%	-	-%
Total	9,712,495	100%	11,485,752	100%

Cost of Goods Sold and Gross Margin

Our costs of revenue were comprised primarily of the cost of finished goods we purchased from Shandong YCT, the raw materials we purchased from third party vendors, and the manufacturing costs of Acer Truncatum Bunge Seed Oil, and our own product, Huoliyuan Capsule. The cost of manufacturing Huoliyuan Capsule was approximately 56.6% and 71.1% of the total cost of goods sold during the three months ended June 30, 2016 and 2015, respectively.

During the three months ended June 30, 2016, our cost of goods sold totaled $5,912,261, representing an increase of $109,285 or 1.9% as compared to $5,802,976 during the three months ended June 30, 2015. The cost of goods sold, in fact, increased by 8.7%, in which 6.8% was offset by fewer  USD converted from RMB due to a significant RMB depreciation during the three months ended June 30, 2016 compared with the same period in 2015. The percentages of the costs of goods sold to total revenues increased from 50.5% for the three months ended June 30, 2015 to 60.9% for the three months ended June 30, 2016 primarily due to the increase in material costs for Huoliyuan and the sales of new healthcare products that have higher costs but a bigger market.

Gross Profit

Gross profit for the three months ended June 30, 2016 was $3,800,234, a decrease of 33.1% or $1,882,542 as compared to the same period for the prior year. Gross profit as a percentage of net revenues was approximately 39.1% for the three months ended June 30, 2016, a decrease from 49.5% for the same period of 2015. Our cost for production of Huoliyuan increased compared with the same period of the prior year. In addition, the cost of new healthcare products that were sold during the three month ended June 30, 2016 was higher than the healthcare products that were sold during the same period of the prior year.

The comparison of the profits for the three months ended June 30, 2016 and 2015 as follows:

	June 30, 2016	June 30, 2015	Change in $	Variance
Health care supplements	1,414,571	1,972,246	(557,675)	(28.3)%
Drugs (Huoliyuan Capsules)	1,720,074	3,710,530	(1,990,456)	(53.6)%
Acer truncatum oil	665,589	-	665,589	100.0%
Total	3,800,234	5,682,776	(1,882,542)	(33.1)%

Research and Development Expenses

Our R&D expenses for the three months ended June 30, 2016 were $69,160 or approximate 0.7% of total corresponding revenue, a decrease of $121,408 or 63.7%, as compared to $190,568 or approximately 1.7% of total corresponding revenue for the three months ended June 30, 2015.  For the three months ended June 30, 2016, we have further reduced our effort related to making investments in research and development of new technologies and products that can be utilized to refine and extract the beneficial components from plants, primarily gingko, due to other focus, such as development of our own acer trunkatum bunge planting bases.

Our long-term goal is to utilize advanced biological technology to refine and extract the beneficial compounds in plants that have traditionally been known to have medicinal benefits, primarily gingko and acer trunkatum bunge plants. As of June 30, 2016, we had 27 staff in R&D department.

Selling, General and Administrative Expenses

Our selling expenses consist primarily of sales commissions, advertising and promotion expenses, freight charges and related compensation. Our selling expenses for the three months ended June 30, 2016 were $747,880 or 7.7% of our total revenue for the period, representing slight increase on the percentage of total revenue from 6.7% for the prior year's quarter ended June 30, 2015.

Our G&A expenses for the three months ended June 30, 2016 were $850,357 or 8.8% of our total revenue for the period, representing an increase on the percentage of total revenue from 6.6% for the prior year's quarter ended June 30, 2015.  The increase on the percentage of G&A over total revenue compared with the three months ended June 30, 2015 mainly due to amortization of stock-based compensation expenses, and increase in the amortization of prepaid leases.

Net Income

As a result of above, during the three months ended June 30, 2016, we realized net income of $1,575,535,  representing a 47.6% or $1,428,910 decrease, compared to $3,004,445 during the three months ended June 30, 2015. The decrease was mainly due to the lower revenue from sales of both Huoliyuan Capsule and health care products, the higher manufactory costs of Huoliyuan, the higher cost of the new healthcare products, and higher G&A expenses caused by amortization of stock option cost and amortization of prepaid leases in the three months ended June 30, 2016.

Comprehensive Income

Our business operates entirely in Chinese RMB, but we report our results in our SEC filings in U.S. Dollars. The conversion of our accounts from RMB to Dollars results in translation adjustments, which are reported as a middle step between net income and comprehensive income. The net income is added to the retained earnings on our balance sheet while the translation adjustment is added to a line item on our balance sheet labeled "other comprehensive income (loss)," since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business. During the three months ended June 30, 2016, the effect of converting our financial results to Dollars was a loss of $2,085,188 to our other comprehensive income, as compared to income of $356,065 during the three months ended June 30, 2015 as a result of the currency exchange rate fluctuation.

Liquidity and Capital Resources

Our principal sources of liquidity were generated from our operations. As of June 30, 2016, we had $11,437,665 in working capital, an increase of $982,354 or 9.4% as compared to $10,455,311 in working capital as of March 31, 2016. Based on our current operating plan, we believe that existing cash and cash equivalents balances, and the funds to be generated by operations will be sufficient to meet our working capital and capital requirements for our current operations for at least the next 12 months. Our operations produced positive cash flow of $2,701,721 during the three months ended June 30, 2016. We had accounts receivable of $432,048 outstanding as of June 30, 2016. We expect our marketing activities to continue to help generate positive cash flow.  The operations of our own manufacturing since fiscal year 2010 and the development of our own acer truncatum bunge planting bases have put some pressure on our cash flow. We may be required to seek additional capital and reduce certain spending as needed on an on-going basis. There can be no assurance that any additional financing will be available on acceptable terms.

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

The following table sets forth a summary of our cash flows for the periods indicated:

	For the Three Months Ended June 30,
	2016	2015	Change in $	Change in %
Net cash provided by operating activities	$2,701,721	$1,827,942	873,779	47.8%
Net cash used in investing activities	$(1,114,485)	$(1,530,666)	416,181	(27.2)%
Effect of exchange rate change on cash and cash equivalents	$(219,655)	$61,532	(281,187)	(457.0)%
Net increase in cash and cash equivalents	$1,367,581	$358,808	1,008,773	281.1%
Cash and cash equivalents, beginning balance	$7,639,084	$13,083,532	(5,444,448)	(41.6)%
Cash and cash equivalents, ending balance	$9,006,665	$13,442,340	(4,435,675)	(33.0)%

Operating Activities

Net cash provided by operating activities was $2,701,721 for the three months ended June 30, 2016, which was an increase of 47.8% or $873,779 from the $1,827,942 net cash provided by operating activities for the same period of the prior year. The increase was mainly due to the decrease from cash out flow from inventory and tax payable.

Investing Activities

During the three months ended June 30, 2016, our net cash used by investing activities was $1,114,485, as compared to $1,530,666 of net cash used for the three months ended June 30, 2015. The cash used in investing activities for the three months ended June 30, 2016 of $1,114,485 was primarily attributable to the acquisition of office and production equipment of $27,479, landscaping cost of $612,398, and capital expenditures of $474,608 in acer truncatum bunge planting.

Financing Activities

No net cash was generated or used by financing activities over the three months ended June 30, 2016 and 2015.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

Critical Accounting Policies and Estimates

We have made no material changes to our critical accounting policies in connection with the preparation of financial statements for the three months ended June 30, 2016.

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

Changes in internal controls.

The term "internal control over financial reporting" (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated any changes in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2016, and they have concluded that there was no change to the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Date: August 15, 2016

/s/ Yan Tinghe

Yan Tinghe Chief Executive Officer

(Principal Executive Officer)

/s/ Li Chuanmin
Li Chuanmin Chief Financial Officer
(Principal Financial Officer)