Form 10-Q
period 2016-09-30
China YCT International Group, Inc.
filed 2016-11-14
CIK 847464

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.
20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The number of shares outstanding of the issuer's common stock on November 11, 2016 was 29,764,168.

 CHINA YCT INTERNATIONAL GROUP, INC.

FORM 10-Q

September 30, 2016

Table of Contents

Page

Consolidated Balance Sheets as of September 30, 2016 and March 31, 2016 (Unaudited)	F-1

Consolidated Statements of Comprehensive Income for the Three and Six Months Ended September 30, 2016 and 2015 (Unaudited)	F-2

Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2016 and 2015 (Unaudited)	F-3

Notes to Consolidated Financial Statements (Unaudited)	F-4-F-11

CHINA YCT INTERNATIONAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	SEPTEMBER 30, 2016	MARCH 31, 2016
Assets
Current assets:
Cash and cash equivalents	$8,597,219	$7,639,084
Accounts receivable	454,117	533,262
Inventories	2,808,396	2,287,312
Prepaid leases – current portion	930,418	961,609
Total current assets	12,790,150	11,421,267

Prepaid leases	1,772,428	2,312,650
Development cost of acer truncatum bunge planting	43,096,828	42,166,533
Plant, property, and equipment, net	13,476,747	12,872,997
Intangible assets, net	11,342,778	12,295,147
Deferred tax assets	239,443	246,913
Total assets	$82,718,374	$81,315,507

Liabilities and Stockholders' Equity
Liabilities:
Current liabilities:
Accounts payable and other accrued expenses	$222,810	$190,248
Taxes payable	1,098,152	739,068
Deferred tax liabilities	15,298	36,640
Total current liabilities	1,336,260	965,956

Stockholders' Equity
Preferred stock, par value $500 per share; 45 shares authorized, issued and outstanding at September 30, 2016 and March 31, 2016.	22,500	22,500
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 29,764,168 and 29,720,690 shares issued and outstanding at September 30, 2016 and March 31, 2016, respectively.	29,764	29,721
Additional paid-in capital	4,760,053	4,648,461
Statutory reserve	1,828,504	1,828,504
Retained earnings	76,554,536	72,983,301
Accumulated other comprehensive income (loss)	(1,813,243)	837,064
Total stockholders' equity	81,382,114	80,349,551

Total liabilities and stockholders' equity	$82,718,374	$81,315,507
The accompanying notes are an integral part of these consolidated financial statements.

CHINA YCT INTERNATIONAL GROUP, INC.
CONSOLIDATED STATEMENTS
OF COMPREHENSIVE INCOME
(Unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,		SIX MONTHS ENDED SEPTEMBER 30,
	2016	2015	2016	2015

Sales	$11,594,484	$14,123,738	$21,306,979	$25,609,490
Cost of goods sold	7,011,566	7,901,332	12,923,827	13,704,308
Gross profit	4,582,918	6,222,406	8,383,152	11,905,182

Operating expenses
Selling expenses	807,803	902,961	1,555,683	1,672,806
General and administrative expenses	734,502	877,158	1,584,859	1,631,226
Research and development expenses	405,736	222,009	474,896	412,577
Total operating expenses	1,948,041	2,002,128	3,615,438	3,716,609

Income from operations	2,634,877	4,220,278	4,767,714	8,188,573
Interest income	16,727	8,750	32,149	21,605
Income before income tax provision	2,651,604	4,229,028	4,799,863	8,210,178
Income tax provision	655,904	1,059,265	1,228,628	2,035,970
Net income	1,995,700	3,169,763	3,571,235	6,174,208
Other comprehensive income (loss)
Foreign currency translation adjustment	(565,119)	(3,121,306)	(2,650,307)	(2,765,241)
Comprehensive income	$1,430,581	$48,457	$920,928	$3,408,967
Earnings per common share
Basic and Diluted	$0.07	$0.11	$0.12	$0.21
Weighted average number of common shares outstanding
Basic and Diluted	29,764,168	29,700,690	29,759,891	29,700,690

The accompanying notes are an integral part of these consolidated financial statements.

 CHINA YCT INTERNATIONAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	SIX MONTHS ENDED SEPTEMBER 30,
	2016	2015
Cash Flows From Operating Activities:
Net income	$3,571,235	$6,174,208
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of plant, property and equipment	357,812	314,213
Amortization of intangible assets	560,100	665,345
Amortization of prepaid leases	470,700	421,094
Issuance of common shares for services	10,609	-
Stock-based compensation expenses	101,026	118,148
Deferred taxes	(20,937)	32,707
Changes in operating assets and liabilities:
Prepaid leases	-	(1,615,509)
Inventory	(602,301)	(2,417,960)
Accounts receivable	62,579	(451,464)
Taxes payable	387,577	(94,923)
Accounts payable and other accrued expenses	39,190	201,480
Net cash provided by operating activities	4,937,590	3,347,339

Cash flows from investing activities:
Acquisition of property, plant and equipment	(633,576)	(1,291,972)
Construction in progress	(757,587)	-
Development cost of acer truncatum bunge planting	(2,325,126)	(11,883,037)
Net cash used in investing activities	(3,716,289)	(13,175,009)

Effect of exchange rate changes on cash and cash equivalents	(263,166)	(185,986)
Net increase (decrease) in cash and cash equivalents	958,135	(10,013,656)
Cash and cash equivalents at beginning of period	7,639,084	13,083,532
Cash and cash equivalents at end of period	$8,597,219	$3,069,876

Supplemental disclosures of cash flow information:

Cash paid during the periods for:
Interest	$-	$-
Income taxes	$1,018,543	$1,977,206
The accompanying notes are an integral part of these consolidated financial statements.

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

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2016 and the results of operations and cash flows for the periods ended September 30, 2016 and 2015. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and six months ended September 30, 2016 are not necessarily indicative of the results to be expected for any subsequent periods or for the entire year ending March 31, 2017. The balance sheet on March 31, 2016 has been derived from the audited financial statements at that date.

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

Revenue recognition

The Company sells two types of products: non-medical products and medical products. Medical products are sold to certified medicine distributors. Non-medical products are sold directly to its customers through its internet sales channel. To order non-medical products, customers place orders on the Company's online order system. Customers need to make payment when they place their orders. Goods are shipped to customers once the orders and payments are received.

The Company's revenue recognition policies are in compliance with Staff Accounting Bulletin ("SAB") 104, included in the Codification as ASC 605, Revenue Recognition. Sales revenue is recognized on the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist, and collectability is reasonably assured. According to the Company's policy, customers can exchange defective products, but they are not allowed to return products. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as customer deposits.

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

Level 1 – quoted prices in active markets for identical assets or liabilities

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

Translation adjustments resulting from this process amounted to $(565,119) and $(3,121,306) for the three months ended September 30, 2016 and 2015, and $(2,650,307) and $(2,765,241) for the six months ended September 30, 2016 and 2015, respectively.

The following exchange rates were used to translate the amounts from RMB into United States dollars ("USD") for the respective periods:

	September 30,	September 30,
	2016	2015
Period End Exchange Rate (RMB/USD)	6.6778	6.3613
Average Period Exchange Rate (RMB/USD)	6.5999	6.1900

Recent accounting pronouncements

The Company's management has evaluated all the recently issued accounting pronouncements during the quarter ended September 30, 2016 and does not believe that they will have a material effect on the Company's consolidated financial position and results of operations.

NOTE 3 - INVENTORY

Inventory consists of finished goods, work-in-process, packaging materials, and raw materials. No allowance for inventory was made for the three and six months ended September 30, 2016 and 2015.

The components of inventories as of September 30, 2016 and March 31, 2016 were as follows:

	September 30,	March 31,
	2016	2016
Raw materials	$1,711,236	$998,342
Packaging materials	533,723	145,860
Work-in-process	296,334	639,342
Finished goods	267,103	503,768
Total Inventories	$2,808,396	$2,287,312

NOTE 4 – PLANT, PROPERTY, AND EQUIPMENT, NET

The components of property and equipment were as follows:

	September 30,	March 31,
	2016	2016
Machinery & Equipment	$1,711,473	$1,740,751
Office equipment and automobiles	470,990	486,779
Building	12,795,158	12,605,012
Leasehold Improvements	1,197,999	1,238,160
Construction in progress	748,750	-
Subtotal	16,924,370	16,070,702
Less: Accumulated Depreciation & Amortization	(3,447,623)	(3,197,705)
Total plant, property and equipment, net	$13,476,747	$12,872,997

The depreciation and amortization expense for the three months ended September 30, 2016 and 2015 was $181,287 and $160,993, respectively.

The depreciation and amortization expense for the six months ended September 30, 2016 and 2015 was $357,812 and $314,213, respectively.

 NOTE 5 - MAJOR CUSTOMER AND VENDOR

The Company sold products through ten distributors during the three and six months ended September 30, 2016 and 2015. Sales to three distributors represented 20%, 14%, and 13% of total sales for the three months ended September 30, 2016 and sales to three distributors represented 26%, 19%, and 8% of total sales for the three months ended September 30, 2015, respectively.

The Company's sales through three distributors represented 21%, 15%, and 14% of total sales for the six months ended September 30, 2016, and sales through three distributors represented 28%, 22%, and 10% of total sales for the six months ended September 30, 2015, respectively.

The Company sold 6 products during the three months ended September 30, 2016 and 2015. Sales of three products represented 48%, 20%, and 16% of total sales for the three months ended September 30, 2016. Sales of two products represented 53% and 22% of total sales for the three months ended September 30, 2015.

The Company sold 6 and 16 products during the six months ended September 30, 2016 and 2015. Sales of three products represented 50%, 17%, and 15% of total sales for the six months ended September 30, 2016.  Sales of two products represented 60% and 12% of total sales for the six months ended September 30, 2015.

The Company purchases its products from Shandong Yong Chun Tang ("Shandong YCT") according to the contract renewed on February 26, 2015 between the Company and Shandong YCT. Pursuant to the renewed two year contracts, for the period from February 26, 2015 to February 25, 2017, the Company can purchase 10 products from Shandong YCT on fixed prices.  On June 25, 2015, the Company made an amendment to the renewed Purchase and Sale Contract with Shandong YCT. Pursuant to the amended agreement, the Company no longer purchases and sells the 10 products included in the contract renewed on February 26, 2015 and agreed to purchase and sell four new products without changes in other terms of the previous contract. The Company can purchase these four new products from Shandong YCT at fixed prices. Total purchases from Shandong YCT represented 34% and 39% of our total purchases during the three months ended September 30, 2016 and 2015, respectively.  The purchases from three other vendors represented 21%, 19%, and 13% of the Company's total purchases for the three months ended September 30, 2016. The purchases from three other vendors represented 23%, 20%, and 10% of the Company's total purchases for the three months ended September 30, 2015. Total purchases from Shandong YCT represented 34% and 33% of our total purchases during the six months ended September 30, 2016 and 2015, respectively.  The purchases from three other vendors represented 19%, 17% and 13% of the Company's total purchases for the six months ended September 30, 2016. The purchases from two other vendors represented 30% and 21% of the Company's total purchases for the six months ended September 30, 2015.

NOTE 6 - TAXES PAYABLE

Taxes payable at September 30, 2016 and March 31, 2016 were as follows:

	As of
	September 30,	March 31,
	2016	2016
Corporate Income Tax	$649,881	$435,686
Value-Added Tax	408,073	273,317
Other Tax & Fees	40,198	30,065
Total Tax Payable	$1,098,152	$739,068

NOTE 7 - INCOME TAXES

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made, as the Company had no U.S. taxable income for the three and six months ended September 30, 2016 and 2015.

The Company's Chinese subsidiaries are governed by the Income Tax Law of the PRC concerning the privately run and foreign invested enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

The reconciliation of income tax expense at the U.S. statutory rate of 35% to the Company's effective tax rate is as follows:

	Six Months Ended September 30,
	2016	2015

U.S. Statutory rate	$1,679,952	$2,873,562
Tax rate difference between China and U.S.	(479,986)	(821,018)
Permanent difference	28,662	(16,574)
Effective tax rate	$1,228,628	$2,035,970

The provisions for income taxes are summarized as follows:

	Six Months Ended September 30,
	2016	2015
Current	$1,249,565	$2,003,263
Deferred	(20,937)	32,707
Total	$1,228,628	$2,035,970

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

The estimated fair value of the total granted stock options on the grant date was $529,100 which was being amortized over ten months period. For the six months ended September 30, 2016, the amortization of stock-based compensation expense was $101,026. As of June 30, 2016, the total estimated fair value of the stock options in amount of $529,100 had been fully amortized. All stock options expired on May 30, 2016 and none of the vested stock options were exercised by the end of the option exercise date.

A summary of the changes in stock options outstanding under the Company's stock option plan during the six months ended September 30, 2016 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Options outstanding at April 1, 2016	2,600,000	$529,100
Granted	-	-
Exercised	-	-
Canceled	-	-
Expired	2,600,000	$529,100
Options outstanding at September 30, 2016	-	$-

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

Results of Operations

The following table sets forth information from our statements of comprehensive income for the three months ended September 30, 2016 and 2015, in dollars:

	Three Months Ended
	September 30,		$	%
	2016	2015	Change	Change
Sales	11,594,484	14,123,738	(2,529,254)	(17.9)%
Cost of Goods Sold	7,011,566	7,901,332	(889,766)	(11.3)%
Gross Profit	4,582,918	6,222,406	(1,639,488)	(26.3)%
Operating Expenses	1,948,041	2,002,128	(54,087)	(2.7)%
Operating Income	2,634,877	4,220,278	(1,585,401)	(37.6)%
Interest Income	16,727	8,750	7,977	91.2%
Income Tax Provision	655,904	1,059,265	(403,361)	(38.1)%
Net Income	1,995,700	3,169,763	(1,174,063)	(37.0)%
Comprehensive Income	1,430,581	48,457	1,382,124	2,852.3%

The following table sets forth information from our statements of comprehensive income for the six months ended September 30, 2016 and 2015, in dollars:

	Six Months Ended
	September 30,		$	%
	2016	2015	Change	Change
Sales	21,306,979	25,609,490	(4,302,511)	(16.8)%
Cost of Goods Sold	12,923,827	13,704,308	(780,481)	(5.7)%
Gross Profit	8,383,152	11,905,182	(3,522,030)	(29.6)%
Operating Expenses	3,615,438	3,716,609	(101,171)	(2.7)%
Operating Income	4,767,714	8,188,573	(3,420,859)	(41.8)%
Interest Income	32,149	21,605	10,544	48.8%
Income Tax Provision	1,228,628	2,035,970	(807,342)	(39.7)%
Net Income	3,571,235	6,174,208	(2,602,973)	(42.2)%
Comprehensive Income	920,928	3,408,967	(2,488,039)	(73.0)%

Revenue

During the three months ended September 30, 2016, we realized $11,594,484 in revenue, representing a decrease of 17.9% or $2,529,254 as compared to $14,123,738 for the same period in 2015.  Of the 17.9% decrease in revenue, 12.5% was due to the decreased sales of both the Huoliyuan capsules and the health care products offset by the increased sales of acer truncatum bunge seed oil, and 5.4% was due to fewer USD converted from RMB because a significant RMB depreciation occurred during the quarter ended September 30, 2016 compared with the same period in 2015.

During the six months ended September 30, 2016, we realized $21,306,979 in revenue, representing a decrease of 16.8% or $4,302,511 as compared to $25,609,490 for the same period in 2015.  Of the 16.8% decrease in revenue, 11.3% was due to the decreased sales of both the Huoliyuan capsules and the health care products offset by the increased sales of acer truncatum bunge seed oil, and 5.5% was due to fewer USD converted from RMB because a significant RMB depreciation occurred during the six months ended September 30, 2016 compared with the same period in 2015.

Part of our revenues was generated by us as the distributor for the health care products manufactured by Shandong YCT. The Company purchases its products from Shandong YCT according to the contract renewed on February 26, 2015 between the Company and Shandong YCT. Pursuant to the renewed two year contracts, for the period from February 26, 2015 to February 25, 2017, the Company can purchase 10 products from Shandong YCT on fixed prices.  On June 25, 2015, the Company made an amendment to the renewed Purchase and Sale Contract with Shandong YCT. Pursuant to the amended agreement, the Company no longer purchases and sells the 10 products included in the contract renewed on February 26, 2015 and agreed to purchase and sell four new products without changes in other terms of the previous contract. The Company can purchase these four new products from Shandong YCT at fixed prices.  During the three months ended September 30, 2016, 36.5% of our total revenue was generated as the distributor of Shandong YCT, as compared to 42.7% during the three months ended September 30, 2015.  During the six months ended September 30, 2016, 34.8% of our total revenue was generated as the distributor of Shandong YCT, as compared to 37.8% during the six months ended September 30, 2015.

The sales of the Huoliyuan Capsule accounted for 47.6% of our revenue during the three months ended September 30, 2016, compared to 52.6% during the three months ended September 30, 2015.  The sales of the Huoliyuan Capsule accounted for 49.9% of our revenue during the six months ended September 30, 2016, compared to 59.6% during the six months ended September 30, 2015.  Since July 2010, the Company has become not only a distributor of Shandong YCT's products but also a manufacturer and distributor of our own product, Huoliyuan Capsule. The sales of the Huoliyuan Capsule experienced the fastest growth in the years ended March 31, 2012 and 2011. Since the fourth quarter of the last fiscal year, the sales of the Huoliyuan Capsule have showed a decreasing trend. The decrease in the sales of the Huoliyuan Capsule is primarily due to the increasing competition from other companies who produce and sell the same type of the medicine in the market and overall recent slowing of the Chinese economy.

Since July 2015, the Company has produced Acer truncatum Bunge Seed Oil and sold the product to customers through its distributors.  The Acer truncatum Bunge Seed Oil was extracted from the acer truncatum pods that were purchased from third party vendors.  The Company's self-grown acer truncatum pods will not be ready to be used for production until approximately the fourth quarter of 2017. The sales of Acer truncatum Bunge Seed Oil accounted for 15.9% of our revenue during the three months ended September 30, 2016, compared to 4.7% during the three months ended September 30, 2015.  The sales of Acer truncatum Bunge Seed Oil accounted for 15.3% of our revenue during the six months ended September 30, 2016, compared to 2.6% during the six months ended September 30, 2015.

The following is the sales breakdown by products during the three months ended September 30, 2016 and 2015:

	For the Three Months Ended September 30,
	2016		2015
Health care supplements	4,236,617	36.5%	6,035,888	42.7%
Drugs (Huoliyuan Capsule)	5,515,693	47.6%	7,423,179	52.6%
Acer truncatum oil	1,842,174	15.9%	664,671	4.7%
Total	11,594,484	100%	14,123,738	100%

The following is the sales breakdown by products during the six months ended September 30, 2016 and 2015:

	For the Six Months Ended September 30,
	2016		2015
Health care supplements	7,420,955	34.8%	9,684,473	37.8%
Drugs (Huoliyuan Capsule)	10,634,712	49.9%	15,260,346	59.6%
Acer truncatum oil	3,251,312	15.3%	664,671	2.6%
Total	21,306,979	100%	25,609,490	100%

Cost of Goods Sold and Gross Margin

Our costs of revenue were comprised primarily of the cost of finished goods we purchased from Shandong YCT, the raw materials we purchased from third party vendors, and the manufacturing costs of Acer truncatum Bunge Seed Oil, and our own product, Huoliyuan Capsule. The cost of manufacturing the Huoliyuan Capsule was approximately 51.7% and 52.6% of the total cost of goods sold during the three months ended September 30, 2016 and 2015, respectively.  The cost of manufacturing the Huoliyuan Capsule was approximately 54.3% and 59.8% of the total cost of goods sold during the six months ended September 30, 2016 and 2015, respectively.

During the three months ended September 30, 2016, our cost of goods sold totaled $7,011,566, representing a decrease of $889,766 or 11.3% as compared to $7,901,332 during the three months ended September 30, 2015. Of the 11.3% decrease in cost, 5.4% was due to the decreased sales of both the Huoliyuan Capsules and the health care products offset by the increased sales of Acer truncatum Bunge Seed Oil, and 5.9% was due to fewer USD converted from RMB because a significant RMB depreciation occurred during the three months ended September 30, 2016 compared with the same period in 2015.

During the six months ended September 30, 2016, our cost of goods sold totaled $12,923,827, representing a decrease of $780,481 or 5.7% as compared to $13,704,308 during the six months ended September 30, 2015.  Of the 5.7% decrease in cost, 0.5% increase was due to the increased sales of Acer truncatum Bunge Seed Oil offset by the decreased sales of both the Huoliyuan Capsules and the health care products, and 6.2% decrease was due to fewer USD converted from RMB because a significant RMB depreciation occurred during the six months ended September 30, 2016 compared with the same period in 2015.

Gross Profit
Gross profit for the three months ended September 30, 2016 was $4,582,918, a decrease of 26.3% or $1,639,488 as compared to the same period for the prior year. Gross profit as a percentage of net revenues was approximately 39.5% for the three months ended September 30, 2016, decreased from 44.1% for the same period of 2015.  Our cost for production of Huoliyuan increased compared with the same period of the prior year.

The comparison of the profits for the three months ended September 30, 2016 and 2015 as follows:

	September 30, 2016	September 30, 2015	Change in $	Variance
Health care supplements	1,886,873	2,755,510	(868,637)	(31.5)%
Drugs (Huoliyuan Capsules)	1,892,085	3,158,456	(1,266,371)	(40.1)%
Acer truncatum oil	803,960	308,440	495,520	160.7%
Total	4,582,918	6,222,406	(1,639,488)	(26.3)%

Gross profit for the six months ended September 30, 2016 was $8,383,152, a decrease of 29.6% or $3,522,030 as compared to the same period for the prior year. Gross profit as a percentage of net revenues was approximately 39.3% for the six months ended September 30, 2016, decreased from 46.5% for same period of 2015. During the six months ended September 30, 2016, our cost for production of Huoliyuan increased compared with the same period of the prior year. In addition, the cost of four healthcare products that were sold during the six month ended September 30, 2016 was higher than the ten healthcare products that were sold during the same period of the prior year.  The Company started to sell the four new healthcare products since July 2015, which had lower margins but a bigger market.

The comparison of the profits for the six months ended September 30, 2016 and 2015 as follows:

	September 30, 2016	September 30, 2015	Change in $	Variance
Health care supplements	3,301,444	4,727,755	(1,426,311)	(30.2)%
Drugs (Huoliyuan Capsules)	3,612,159	6,868,987	(3,256,828)	(47.4)%
Acer truncatum oil	1,469,549	308,440	1,161,109	376.4%
Total	8,383,152	11,905,182	(3,522,030)	(29.6)%

Research and Development Expenses

Our R&D expenses for the three months ended September 30, 2016 were $405,736 or approximately 3.5% of total corresponding revenue, an increase of $183,727 or 82.8%, as compared to $222,009 or approximately 1.6% of total corresponding revenue for the three months ended September 30, 2015.  Our R&D expenses for the six months ended September 30, 2016 were $474,896 or approximate 2.2% of total corresponding revenue, an increase of $62,319 or 15.1%, as compared to $412,577 or approximately 1.6% of total corresponding revenue for the six months ended September 30, 2015.  For the three and six months ended September 30, 2016, we have focused on development of our own acer truncatum bunge planting bases. The higher R&D expense and the increase on the percentage of R&D expense over total revenue compared with the same period of the prior year was mainly due to the increased purchase of the materials that were used in the R&D.

Our long-term goal is to utilize advanced biological technology to refine and extract the beneficial compounds in plants that have traditionally been known to have medicinal benefits, primarily gingko and acer trunkatum bunge plants. As of September 30, 2016, we had 27 staff in R&D department.

Selling, General and Administrative Expenses

Our selling expenses consist primarily of sales commissions, advertising and promotion expenses, freight charges and related compensation. Our selling expenses for the three months ended September 30, 2016 were $807,803 or 7.0% of our total revenue for the period, representing a slight increase on the percentage of total revenue from 6.4% for the prior year's quarter ended September 30, 2015.

Our selling expenses for the six months ended September 30, 2016 were $1,555,683 or 7.3% of our total revenue for the period, representing a slight increase on the percentage of total revenue from 6.5% for the prior year's six months ended September 30, 2015.

Our G&A expenses for the three months ended September 30, 2016 were $734,502 or 6.3% of our total revenue for the period, representing a slight increase on the percentage of total revenue from 6.2% for the prior year's quarter ended September 30, 2015.

Our G&A expenses for the six months ended September 30, 2016 were $1,584,859 or 7.4% of our total revenue for the period, representing an increase on the percentage of total revenue from 6.4% for the prior year's six months ended September 30, 2015.  The increase on the percentage of G&A over total revenue compared with the six months ended September 30, 2015 mainly due to increase in the amortization of prepaid leases.

Net Income

As a result of above, during the three months ended September 30, 2016, we realized net income of $1,995,700, representing a 37% or $1,174,063 decrease, compared to $3,169,763 during the three months ended September 30, 2015. The decrease was mainly due to the lower revenue from sales of both the Huoliyuan Capsule and health care products, the higher manufactory costs of Huoliyuan, and higher R&D expenses in the three months ended September 30, 2016.

During the six months ended September 30, 2016, we realized net income of $3,571,235, representing a 42.2% or $2,602,973 decrease, compared to $6,174,208 during the six months ended September 30, 2015. The decrease was mainly due to the lower revenue from sales of both the Huoliyuan Capsule and health care products, the higher manufactory costs of Huoliyuan, the higher cost of the new healthcare products, and higher R&D expenses in the six months ended September 30, 2016.

Comprehensive Income

Our business operates entirely in Chinese RMB, but we report our results in our SEC filings in U.S. Dollars. The conversion of our accounts from RMB to Dollars results in translation adjustments, which are reported as a middle step between net income and comprehensive income. The net income is added to the retained earnings on our balance sheet while the translation adjustment is added to a line item on our balance sheet labeled "Accumulated other comprehensive income (loss)," since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business. During the three months ended September 30, 2016, the effect of converting our financial results to Dollars was a loss of $565,119 to our other comprehensive income, as compared to a loss of $3,121,306 during the three months ended September 30, 2015 as a result of the currency exchange rate fluctuation.

During the six months ended September 30, 2016, the effect of converting our financial results to Dollars was a loss of $2,650,307 to our other comprehensive income, as compared to loss of $2,765,241 during the six months ended September 30, 2015 as a result of the currency exchange rate fluctuation.

Liquidity and Capital Resources

Our principal sources of liquidity were generated from our operations. As of September 30, 2016, we had $11,453,890 in working capital, an increase of $998,579 or 9.6% as compared to $10,455,311 in working capital as of March 31, 2016. Based on our current operating plan, we believe that existing cash and cash equivalents balances, and the funds to be generated by operations will be sufficient to meet our working capital and capital requirements for our current operations for at least the next 12 months. Our operations produced positive cash flow of $4,937,590 during the six months ended September 30, 2016. We had accounts receivable of $454,117 outstanding as of September 30, 2016. We expect our marketing activities to continue to help generate positive cash flow.  The operations of our own manufacturing since fiscal year 2010 and the development of our own acer truncatum bunge planting bases have put some pressure on our cash flow. We may be required to seek additional capital and reduce certain spending as needed on an on-going basis. There can be no assurance that any additional financing will be available on acceptable terms.

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

The following table sets forth a summary of our cash flows for the periods indicated:

	For the Six Months Ended September 30,
	2016	2015	Change in $	Change in %
Net cash provided by operating activities	$4,937,590	$3,347,339	1,590,251	47.5%
Net cash used in investing activities	$(3,716,289)	$(13,175,009)	9,458,720	(71.8)%
Effect of exchange rate change on cash and cash equivalents	$(263,166)	$(185,986)	(77,180)	41.5%
Net increase (decrease) in cash and cash equivalents	$958,135	$(10,013,656)	10,971,791	(109.6)%
Cash and cash equivalents, beginning balance	$7,639,084	$13,083,532	(5,444,448)	(41.6)%
Cash and cash equivalents, ending balance	$8,597,219	$3,069,876	5,527,343	180.1%

Operating Activities

Net cash provided by operating activities was $4,937,590 for the six months ended September 30, 2016, which was an increase of 47.5% or $1,590,251 from the $3,347,339 net cash provided by operating activities for the same period of the prior year. The increase was mainly due to the decrease from cash out flow from prepaid lease, accounts receivable, inventory and tax payable.

Investing Activities

During the six months ended September 30, 2016, our net cash used by investing activities was $3,716,289, as compared to $13,175,009 of net cash used for the six months ended September 30, 2015. The cash used in investing activities for the six months ended September 30, 2016 of $3,716,289 was primarily attributable to the acquisition of office and production equipment, road and building construction in process, and capital expenditures in acer truncatum bunge planting.

Financing Activities

No net cash was generated or used by financing activities over the three and six months ended September 30, 2016 and 2015.

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

Changes in Internal Controls

The term "internal control over financial reporting" (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated any changes in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2016, and they have concluded that there was no change to the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending legal proceedings to which the Company is a party.

Item 1A. Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3. Defaults Upon Senior Securities.

None

Item 4. Removed and Reserved

Item 5. Other Information

None

Item 6. Exhibits

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA YCT INTERNATIONAL GROUP, LTD.

Date: November 14, 2016

/s/ Yan Tinghe
Yan Tinghe Chief Executive Officer (Principal Executive Officer)

/s/ Li Chuanmin
Li Chuanmin Chief Financial Officer (Principal Financial Officer)