Form 10-Q
period 2016-12-31
China YCT International Group, Inc.
filed 2017-02-13
CIK 847464

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.
20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

The number of shares outstanding of the issuer's common stock on February 7, 2017 was 29,764,168.

CHINA YCT INTERNATIONAL GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2016 AND 2015
(UNAUDITED)

Table of Contents

Page

Consolidated Balance Sheets as of December 31, 2016 and March 31, 2016 (Unaudited)	3

Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended December 31, 2016 and 2015 (Unaudited)	4

Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2016 and 2015 (Unaudited)	5

Notes to Consolidated Financial Statements (Unaudited)	6- 12

CHINA YCT INTERNATIONAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	DECEMBER 31, 2016	MARCH 31, 2016

Assets
Current assets:
Cash and cash equivalents	$9,784,431	$7,639,084
Accounts receivable	506,196	533,262
Inventories	3,805,311	2,287,312
Prepaid leases – current portion	895,653	961,609
Total current assets	14,991,591	11,421,267

Prepaid leases	1,482,288	2,312,650
Development cost of acer truncatum bunge planting	42,290,904	42,166,533
Plant, property, and equipment, net	12,798,969	12,872,997
Intangible assets, net	10,652,515	12,295,147
Deferred tax assets	230,497	246,913
Total assets	$82,446,764	$81,315,507

Liabilities and Stockholders' Equity
Liabilities:
Current liabilities:
Accounts payable and other accrued expenses	$239,626	$190,248
Taxes payable	1,309,513	739,068
Deferred tax liabilities	24,159	36,640
Total current liabilities	1,573,298	965,956

Stockholders' Equity
Preferred stock, par value $500 per share; 45 shares authorized, issued and outstanding at December 31, 2016 and March 31, 2016.	22,500	22,500
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 29,764,168 and 29,720,690 shares issued and outstanding at December 31, 2016 and March 31, 2016, respectively.	29,764	29,721
Additional paid-in capital	4,760,053	4,648,461
Statutory reserve	1,828,504	1,828,504
Retained earnings	79,142,701	72,983,301
Accumulated other comprehensive income (loss)	(4,910,056)	837,064
Total stockholders' equity	80,873,466	80,349,551
Total liabilities and stockholders' equity	$82,446,764	$81,315,507

The accompanying notes are an integral part of these consolidated financial statements.

CHINA YCT INTERNATIONAL GROUP, INC.
CONSOLIDATED STATEMENTS
OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	THREE MONTHS ENDED DECEMBER 31,		NINE MONTHS ENDED DECEMBER 31,
	2016	2015	2016	2015

Sales	$14,171,624	$11,858,027	$35,478,603	$37,467,517
Cost of goods sold	8,358,123	6,781,646	21,281,950	20,485,954
Gross profit	5,813,501	5,076,381	14,196,653	16,981,563
Operating expenses
Selling expenses	969,495	1,417,716	2,525,178	3,090,522
General and administrative expenses	1,137,609	1,014,651	2,722,468	2,645,877
Research and development expenses	279,589	247,259	754,485	659,836
Total operating expenses	2,386,693	2,679,626	6,002,131	6,396,235
Income from operations	3,426,808	2,396,755	8,194,522	10,585,328
Interest income	11,073	4,015	43,222	25,620
Income before income tax provision	3,437,881	2,400,770	8,237,744	10,610,948
Income tax provision	849,716	562,081	2,078,344	2,598,051
Net income	2,588,165	1,838,689	6,159,400	8,012,897
Other comprehensive loss
Foreign currency translation adjustment	(3,096,813)	(1,619,240)	(5,747,120)	(4,384,481)
Comprehensive income (loss)	$(508,648)	$219,449	$412,280	$3,628,416

Earnings per common share
Basic and Diluted	$0.09	$0.06	$0.21	$0.27

Weighted average number of common shares outstanding
Basic and Diluted	29,764,168	29,716,777	29,761,322	29,706,072

The accompanying notes are an integral part of these consolidated financial statements.

CHINA YCT INTERNATIONAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	NINE MONTHS ENDED DECEMBER 31,
	2016	2015
Cash Flows From Operating Activities:
Net income	$6,159,400	$8,012,897
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of plant, property and equipment	534,567	468,176
Amortization of intangible assets	830,262	987,504
Amortization of prepaid leases	697,741	664,950
Issuance of common shares for services	10,609	10,000
Stock-based compensation expenses	101,026	273,968
Deferred taxes	(10,893)	(39,919)
Changes in operating assets and liabilities:
Prepaid leases	-	(1,598,491)
Inventory	(1,739,711)	(2,399,986)
Accounts receivable	(9,878)	(155,530)
Taxes payable	645,178	(827,670)
Accounts payable and other accrued expenses	64,843	22,202
Net cash provided by operating activities	7,283,144	5,418,101

Cash flows from investing activities:
Acquisition of property, plant and equipment	(1,374,790)	(1,278,362)
Development cost of acer truncatum bunge planting	(3,133,278)	(12,055,180)
Net cash used in investing activities	(4,508,068)	(13,333,542)

Effect of exchange rate changes on cash and cash equivalents	(629,729)	(418,266)
Net increase (decrease) in cash and cash equivalents	2,145,347	(8,333,707)
Cash and cash equivalents at beginning of period	7,639,084	13,083,532
Cash and cash equivalents at end of period	$9,784,431	$4,749,825

Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$-	$-
Income taxes	$1,663,060	$2,983,005

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

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of December 31, 2016 and the results of operations and cash flows for the periods ended December 31, 2016 and 2015. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and nine months ended December 31, 2016 are not necessarily indicative of the results to be expected for any subsequent periods or for the entire year ending March 31, 2017. The balance sheet on March 31, 2016 has been derived from the audited financial statements at that date.

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

Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. Significant accounting estimates reflected in the Company's consolidated financial statements include: the valuation of inventory, the estimated useful lives and impairment of property, equipment, intangible assets, and the valuation of deferred tax assets.

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

Translation adjustments resulting from this process amounted to $(3,096,813) and $(1,619,240) for the three months ended December 31, 2016 and 2015, and $(5,747,120) and $(4,384,481) for the nine months ended December 31, 2016 and 2015, respectively.

The following exchange rates were used to translate the amounts from RMB into United States dollars ("USD") for the respective periods:

	December 31,	December 31,
	2016	2015
Period End Exchange Rate (RMB/USD)	6.937	6.4936
Average Period Exchange Rate (RMB/USD)	6.6785	6.2559

Recent accounting pronouncements

The Company's management has evaluated all the recently issued accounting pronouncements through the filing date of these consolidated financial statements and does not believe that they will have a material effect on the Company's consolidated financial position and results of operations.

NOTE 3 - INVENTORY

Inventory consists of finished goods, work-in-process, packaging materials, and raw materials. No allowance for inventory was made for the three and nine months ended December 31, 2016 and 2015.

The components of inventories as of December 31, 2016 and March 31, 2016 were as follows:

	December 31,	March 31,
	2016	2016
Raw materials	$2,054,801	$998,342
Packaging materials	649,392	145,860
Work-in-process	408,122	639,342
Finished goods	692,996	503,768
Total Inventories	$3,805,311	$2,287,312

NOTE 4 – PLANT, PROPERTY, AND EQUIPMENT, NET

The components of property and equipment were as follows:

	December 31,	March 31,
	2016	2016
Machinery & Equipment	$1,647,524	$1,740,751
Office equipment and automobiles	453,391	486,779
Building	12,317,069	12,605,012
Leasehold Improvements	1,153,236	1,238,160
Construction in progress	720,773	-
Subtotal	16,291,993	16,070,702
Less: Accumulated Depreciation & Amortization	(3,493,024)	(3,197,705)
Total plant, property and equipment, net	$12,798,969	$12,872,997

The depreciation and amortization expense for the three months ended December 31, 2016 and 2015 was $176,755 and $153,963, respectively.

The depreciation and amortization expense for the nine months ended December 31, 2016 and 2015 was $534,567 and $468,176, respectively.

NOTE 5 - MAJOR CUSTOMER AND VENDOR

The Company sold products through thirteen distributors during the three and nine months ended December 31, 2016. The Company sold products through ten distributors during the three and nine months ended December 31, 2015. Sales to three distributors represented 19%, 15%, and 12% of total sales for the three months ended December 31, 2016 and sales to two distributors represented 23% and 19% of total sales for the three months ended December 31, 2015, respectively.

The Company's sales through three distributors represented 20%, 15%, and 13% of total sales for the nine months ended December 31, 2016, and sales through two distributors represented 27% and 21% of total sales for the nine months ended December 31, 2015, respectively.

The Company sold 7 and 6 products during the three months ended December 31, 2016 and 2015. Sales of three products represented 46%, 20%, and 14% of total sales for the three months ended December 31, 2016. Sales of three products represented 51%, 17%, and 11% of total sales for the three months ended December 31, 2015.

The Company sold 7 and 16 products during the nine months ended December 31, 2016 and 2015. Sales of three products represented 48%, 17%, and 16% of total sales for the nine months ended December 31, 2016.  Sales of two products represented 57% and 12% of total sales for the nine months ended December 31, 2015.

The Company purchases certain of its products from Shandong Yong Chun Tang ("Shandong YCT") according to the contract renewed on February 26, 2015 between the Company and Shandong YCT. Pursuant to the renewed contracts for the period from February 26, 2015 to February 25, 2017, as amended on June 25, 2015, the Company can purchase four products from Shandong YCT at fixed prices.  Total purchases from Shandong YCT represented 30% and 37% of our total purchases during the three months ended December 31, 2016 and 2015, respectively.  The purchases from three other vendors represented 33%, 16%, and 10% of the Company's total purchases for the three months ended December 31, 2016. The purchases from two other vendors represented 32% and 16% of the Company's total purchases for the three months ended December 31, 2015. Total purchases from Shandong YCT represented 32% and 34% of our total purchases during the nine months ended December 31, 2016 and 2015, respectively.  The purchases from two other vendors represented 25 and 17% of the Company's total purchases for the nine months ended December 31, 2016. The purchases from two other vendors represented 31% and 20% of the Company's total purchases for the nine months ended December 31, 2015.
NOTE 6 - TAXES PAYABLE

Taxes payable at December 31, 2016 and March 31, 2016 were as follows:

	As of
	December 31,	March 31,
	2016	2016
Corporate Income Tax	$816,100	$435,686
Value-Added Tax	419,205	273,317
Other Tax & Fees	74,208	30,065
Total Tax Payable	$1,309,513	$739,068

NOTE 7 - INCOME TAXES

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made, as the Company had no U.S. taxable income for the three and nine months ended December 31, 2016 and 2015.

The Company's Chinese subsidiaries are governed by the Income Tax Law of the PRC concerning the privately run and foreign invested enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

The reconciliation of income tax expense at the U.S. statutory rate of 35% to the Company's effective tax rate is as follows:

	Nine Months Ended December 31,
	2016	2015

U.S. Statutory rate	$2,883,210	$3,713,832
Tax rate difference between China and U.S.	(823,774)	(1,061,095)
Permanent difference	18,908	(54,686)
Effective tax rate	$2,078,344	$2,598,051

The provisions for income taxes are summarized as follows:

	Nine Months Ended December 31,
	2016	2015
Current	$2,089,237	$2,637,970
Deferred	(10,893)	(39,919)
Total	$2,078,344	$2,598,051

NOTE 8 - STOCKHOLDERS' EQUITY

Stock Issued for Compensation and Service

On April 19, 2016, in accordance with an Company's agreement with an independent director, the Company issued 43,478 shares of common stock to one independent director, which were valued at $10,609 based on the quoted price at issuance date.

Stock Option Plan

On July 23, 2015, the Company adopted a stock option plan that was approved by its Board of Directors on June 15, 2015.  This plan was intended to retain and provide incentives for talented employees, officers and directors, and to align stockholder and employee interests.  Under this stock option plan, the participants of the plan include the Company's directors, officers and some employees who were previously determined by the Board of Directors.  On July 23, 2015, the Company signed stock option agreements with each participant and granted options to purchase a total of 2.6 million shares of Common Stock to the participants.  The vesting period of the stock options was ten months from July 23, 2015, the grant date of the stock options.  Immediately following the date when the stock options were vested, the participants would have five consecutive business days to exercise the stock options at an exercise price of $0.40 per share.  Stock options not exercised within the five consecutive business days would expire.  The Company assessed the fair value of the total granted stock options on the grant date using a Black-Scholes Stock Option Pricing Model. Significant assumptions used in calculating fair value of options are as follows:

	Expected volatility 92.03%;

	Risk-free interest rate 0.33%;

	Expected term (year) 0.85;

	Exercise price $0.4.

The estimated fair value of the total granted stock options on the grant date was $529,100 which was being amortized over ten months period. For the nine months ended December 31, 2016, the amortization of stock-based compensation expense was $101,026. As of June 30, 2016, the total estimated fair value of the stock options in amount of $529,100 had been fully amortized. All stock options expired on May 30, 2016 and none of the vested stock options were exercised by the end of the option exercise date.

A summary of the changes in stock options outstanding under the Company's stock option plan during the nine months ended December 31, 2016 is presented below:

	Shares	Weighted Average Grant Date Fair Value

Options outstanding at April 1, 2016	2,600,000	$529,100
Granted	-	-
Exercised	-	-
Canceled	-	-
Expired	2,600,000	$529,100
Options outstanding at December 31, 2016	-	$-

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

Overview

China YCT International Group, Inc. ("China YCT") was incorporated in the State of Florida in January 1989, and reincorporated in the State of Delaware on April 4, 2007. China YCT principally operates through its wholly-owned subsidiary, Landway Nano Bio-Tech, Inc. ("Landway Nano"), incorporated in Delaware, which, in turn, owns 100% of  Shandong Spring Pharmaceutical Co., Ltd. ("Shandong Spring"), incorporated in the People's Republic of China (the "PRC"). China YCT International Group, Inc. and its subsidiaries are collectively referred to as the "Company". China YCT, through Shandong Spring, is engaged in the business of developing, manufacturing, and selling its own medicine made primarily from gingko extract, development of the acer truncatum bunge planting bases, and distributing health care supplement products manufactured by another company in the PRC. Since July 2015, the Company has produced Acer truncatum Bunge Seed Oil and sold the product to customers through its distributors.  The acer truncatum Bunge Seed Oil was extracted from the acer truncatum pods that were purchased from third party vendors.  The Company's self-grown acer truncatum pods will not be ready to be used for production until approximately the fourth quarter of 2017.

Results of Operations

The following table sets forth information from our statements of comprehensive income (loss) for the three months ended December 31, 2016 and 2015, in dollars:

	Three Months Ended
	December 31,		$	%
	2016	2015	Change	Change
Sales	14,171,624	11,858,027	2,313,597	19.5%
Cost of Goods Sold	8,358,123	6,781,646	1,576,477	23.2%
Gross Profit	5,813,501	5,076,381	737,120	14.5%
Operating Expenses	2,386,693	2,679,626	(292,933)	(10.9)%
Operating Income	3,426,808	2,396,755	1,030,053	43.0%
Interest Income	11,073	4,015	7,058	175.8%
Income Tax Provision	849,716	562,081	287,635	51.2%
Net Income	2,588,165	1,838,689	749,476	40.8%
Comprehensive Income (Loss)	(508,648)	219,449	(728,097)	(331.8)%

The following table sets forth information from our statements of comprehensive income (loss) for the nine months ended December 31, 2016 and 2015, in dollars:

	Nine Months Ended
	December 31,		$	%
	2016	2015	Change	Change
Sales	35,478,603	37,467,517	(1,988,914)	(5.3)%
Cost of Goods Sold	21,281,950	20,485,954	795,996	3.9%
Gross Profit	14,196,653	16,981,563	(2,784,910)	(16.4)%
Operating Expenses	6,002,131	6,396,235	(394,104)	(6.2)%
Operating Income	8,194,522	10,585,328	(2,390,806)	(22.6)%
Interest Income	43,222	25,620	17,602	68.7%
Income Tax Provision	2,078,344	2,598,051	(519,707)	(20.0)%
Net Income	6,159,400	8,012,897	(1,853,497)	(23.1)%
Comprehensive Income	412,280	3,628,416	(3,216,136)	(88.6)%

Revenue

During the three months ended December 31, 2016, we realized $14,171,624 in revenue, representing an increase of 19.5% or $2,313,597 as compared to $11,858,027 for the same period in 2015.  However, the actual increase in revenue was 27% as compared to the same period in 2015, but 7.5% of the increase was offset by fewer USD converted from RMB due to a significant RMB depreciation occurred during the quarter ended December 31, 2016, compared with the same period in 2015. The total 27% revenue increase was due to the increased sales of the acer truncetum bunge seed oil, the Huoliyuan capsules, and the health care products.

During the nine months ended December 31, 2016, we realized $35,478,603 in revenue, representing a decrease of 5.3% or $1,988,914 as compared to $37,467,517 for the same period in 2015.  The revenue in RMB was in fact increased by 1.1% as a result of the increased sales of acer truncatum bunge seed oil offset by the decreased sales of both the Huoliyuan capsules and the health care products.  However, the 1.1% increase was offset by 6.4% decrease due to fewer USD converted from RMB because a significant RMB depreciation occurred during the nine months ended December 31, 2016 compared with the same period in 2015.

Part of our revenues was generated by us as the distributor for the health care products manufactured by Shandong YCT. The Company purchases its products from Shandong YCT according to the contract renewed on February 26, 2015 between the Company and Shandong YCT. Pursuant to the renewed two year contracts, for the period from February 26, 2015 to February 25, 2017,  as amended on June 25, 2015, the Company can purchase four  products from Shandong YCT at fixed prices.   During the three months ended December 31, 2016, 33.4% of our total revenue was generated as the distributor of Shandong YCT, as compared to 31.5% during the three months ended December 31, 2015.  During the nine months ended December 31, 2016, 34.2% of our total revenue was generated as the distributor of Shandong YCT, as compared to 35.8% during the nine months ended December 31, 2015.

The sales of the Huoliyuan Capsule accounted for 45.5% of our revenue during the three months ended December 31, 2016, compared to 50.9% during the three months ended December 31, 2015.  The sales of the Huoliyuan Capsule accounted for 48.2% of our revenue during the nine months ended December 31, 2016, compared to 56.8% during the nine months ended December 31, 2015.  Since July 2010, the Company has become not only a distributor of Shandong YCT's products but also a manufacturer and distributor of our own product, Huoliyuan Capsule. The sales of the Huoliyuan Capsule in the three months ended December 31, 2016 was $6,452,906, an increase of 6.9% or $416,159 as compared to the same period for the prior year. The increase in sales of the Huoliyuan Capsule was primarily due to the stronger demand from the distributors that sell the products to the end customers. These distributors had higher expectation for the sales of the Huoliyuan Capsule and required more inventory than that in the same period for the prior year.  The sales of the Huoliyuan Capsule for the nine months ended December 31, 2016 was $17,087,618, a decrease of 20% or $4,209,474 as compared to the same period for the prior year.  The decrease in the sales of the Huoliyuan Capsule was primarily due to the increasing competition from other companies that produce and sell the same type of the medicine in the market, and overall slowdown of the Chinese economy recently.

Since July 2015, the Company has produced Acer truncatum Bunge Seed Oil and sold the product to customers through its distributors.  The Acer truncatum Bunge Seed Oil was extracted from the acer truncatum pods that were purchased from third party vendors.  The Company's self-grown acer truncatum pods will not be ready to be used for production until approximately the fourth quarter of 2017. The sales of Acer truncatum Bunge Seed Oil accounted for 21.1% of our revenue during the three months ended December 31, 2016, compared to 17.6% during the three months ended December 31, 2015.  The sales of Acer truncatum Bunge Seed Oil accounted for 17.6% of our revenue during the nine months ended December 31, 2016, compared to 7.4% during the nine months ended December 31, 2015.

The following is the sales breakdown by products during the three months ended December 31, 2016 and 2015:

	For the Three Months Ended December 31,
	2016		2015
Health care supplements	4,725,594	33.4%	3,738,119	31.5%
Drugs (Huoliyuan Capsule)	6,452,906	45.5%	6,036,747	50.9%
Acer truncatum oil	2,993,124	21.1%	2,083,161	17.6%
Total	14,171,624	100%	11,858,027	100%

The following is the sales breakdown by products during the nine months ended December 31, 2016 and 2015:

	For the Nine Months Ended December 31,
	2016		2015
Health care supplements	12,146,549	34.2%	13,422,592	35.8%
Drugs (Huoliyuan Capsule)	17,087,618	48.2%	21,297,092	56.8%
Acer truncatum oil	6,244,436	17.6%	2,747,833	7.4%
Total	35,478,603	100%	37,467,517	100%

Cost of Goods Sold and Gross Margin

Our costs of revenue were comprised primarily of the cost of finished goods we purchased from Shandong YCT, the raw materials we purchased from third party vendors, and the manufacturing costs of Acer truncatum Bunge Seed Oil, and our own product, Huoliyuan Capsule. The cost of manufacturing the Huoliyuan Capsule was approximately 49.8% and 52.0% of the total cost of goods sold during the three months ended December 31, 2016 and 2015, respectively.  The cost of manufacturing the Huoliyuan Capsule was approximately 52.5% and 57.2% of the total cost of goods sold during the nine months ended December 31, 2016 and 2015, respectively.

During the three months ended December 31, 2016, our cost of goods sold totaled $8,358,123, representing an increase of $1,576,477 or 23.2% as compared to $6,781,646 during the three months ended December 31, 2015. However, the 23.2% increase in cost was a net result of the actual increase in cost and the depreciation of RMB. There was 31.2% actual increase in cost due to the increased sales of the acer truncetum bunge seed oil, the Huoliyuan capsules, and the health care products, but 8.0% of the increase was offset by fewer USD converted from RMB due to a significant RMB depreciation occurred during the three months ended December 31, 2016, compared with the same period in 2015.

During the nine months ended December 31, 2016, our cost of goods sold totaled $21,281,950, representing an increase of $795,996 or 3.9% as compared to $20,485,954 during the nine months ended December 31, 2015.  Similarly, the 3.9% increase in cost was a net result of the actual increase in cost and the depreciation of RMB. There was 10.9% actual increase in cost due to the increased sales of Acer truncatum Bunge Seed Oil, but 7.0% of the increase in cost was offset by fewer USD converted from RMB due to a significant RMB depreciation occurred during the nine months ended December 31, 2016, compared with the same period in 2015.

Gross Profit

Gross profit for the three months ended December 31, 2016 was $5,813,501, an increase of 14.5% or $737,120 as compared to the same period for the prior year. Gross profit as a percentage of net revenues was approximately 41.0% for the three months ended December 31, 2016, decreased slightly from 42.8% for the same period of 2015.  Our cost for production of Huoliyuan was slightly higher compared with that for the same period of the prior year due to slightly higher raw material costs.

The comparison of the profits for the three months ended December 31, 2016 and 2015 as follows:

	For the Three Months Ended December 31,
	2016	2015	Change in $	Variance
Health care supplements	2,092,442	1,667,164	425,278	25.5%
Drugs (Huoliyuan Capsules)	2,294,172	2,399,847	(105,675)	(4.4)%
Acer truncatum oil	1,426,887	1,009,370	417,517	41.4%
Total	5,813,501	5,076,381	737,120	14.5%

Gross profit for the nine months ended December 31, 2016 was $14,196,653, a decrease of 16.4% or $2,784,910 as compared to the same period for the prior year. Gross profit as a percentage of net revenues was approximately 40.0% for the nine months ended December 31, 2016, decreased from 45.3% for same period of 2015. During the nine months ended December 31, 2016, our cost for production of Huoliyuan increased compared with the same period of the prior year. In addition, the cost of four healthcare products that were sold during the nine month ended December 31, 2016 was higher than the ten healthcare products that were sold during the same period of the prior year.  The Company started to sell the four new healthcare products since July 2015, which had lower margins but a bigger market.

The comparison of the profits for the nine months ended December 31, 2016 and 2015 as follows:

	For the Nine Months Ended December 31,
	2016	2015	Change in $	Variance
Health care supplements	5,393,886	6,394,919	(1,001,033)	(15.7)%
Drugs (Huoliyuan Capsules)	5,906,331	9,268,834	(3,362,503)	(36.3)%
Acer truncatum oil	2,896,436	1,317,810	1,578,626	119.8%
Total	14,196,653	16,981,563	(2,784,910)	(16.4)%

Research and Development Expenses

Our R&D expenses for the three months ended December 31, 2016 were $279,589 or approximately 2.0% of total corresponding revenue, an increase of $32,330 or 13.1%, as compared to $247,259 or approximately 2.1% of total corresponding revenue for the three months ended December 31, 2015.  Our R&D expenses for the nine months ended December 31, 2016 were $754,485 or approximate 2.1% of total corresponding revenue, an increase of $94,649 or 14.3%, as compared to $659,836 or approximately 1.8% of total corresponding revenue for the nine months ended December 31, 2015.

Our long-term goal is to utilize advanced biological technology to refine and extract the beneficial compounds in plants that have traditionally been known to have medicinal benefits, primarily gingko and acer trunkatum bunge plants. As of December 31, 2016, we had 27 staff in R&D department.

Selling, General and Administrative Expenses

Our selling expenses consist primarily of sales commissions, advertising and promotion expenses, freight charges and related compensation. Our selling expenses for the three months ended December 31, 2016 were $969,495 or 6.8% of our total revenue for the period, representing a decrease on the percentage of total revenue from 12.0% for the prior year's quarter ended December 31, 2015, mainly due to decrease in advertising expense.

Our selling expenses for the nine months ended December 31, 2016 were $2,525,178 or 7.1% of our total revenue for the period, representing a decrease on the percentage of total revenue from 8.2% for the prior year's nine months ended December 31, 2015, mainly due to decrease in advertising expense.

Our G&A expenses for the three months ended December 31, 2016 were $1,137,609 or 8.0% of our total revenue for the period, representing a slight decrease on the percentage of total revenue from 8.6% for the prior year's quarter ended December 31, 2015, mainly due to decrease in the amortization of stock-based compensation expenses.

Our G&A expenses for the nine months ended December 31, 2016 were $2,722,468 or 7.7% of our total revenue for the period, representing a slight increase on the percentage of total revenue from 7.1% for the prior year's nine months ended December 31, 2015.  The slight increase on the percentage of G&A over total revenue compared with the nine months ended December 31, 2015 mainly due to increase in the amortization of prepaid leases.

Income Taxes

Income tax expense increased by $287,635 during the three months ended December 31, 2016, as compared to the prior year's quarter ended December 31, 2015, as a result of the increase in income from operation.

Income tax expense decreased by $519,707 during the nine months ended December 31, 2016, as compared to the same period ended December 31, 2015, as a result of the decrease in income from operation.

Net Income

As a result of the above, during the three months ended December 31, 2016, we realized net income of $2,588,165, representing a 40.8% or $749,476 increase, compared to $1,838,689 during the three months ended December 31, 2015. The increase was mainly due to higher revenue from the sales of Acer truncatum Bunge Seed Oil, health care products, and the Huoliyuan capsules in the three months ended December 31, 2016.

During the nine months ended December 31, 2016, we realized net income of $6,159,400, representing a 23.1% or $1,853,497 decrease, compared to $8,012,897 during the nine months ended December 31, 2015. The decrease was mainly due to the lower revenue from sales of both the Huoliyuan Capsule and health care products, the higher manufacturing costs of Huoliyuan, and the higher cost of the new healthcare products in the nine months ended December 31, 2016.

Comprehensive Income

Our business operates entirely in Chinese RMB, but we report our results in our SEC filings in USD. The conversion of our accounts from RMB to USD results in translation adjustments, which are reported as a middle step between net income and comprehensive income. The net income is added to the retained earnings on our balance sheet while the translation adjustment is added to a line item on our balance sheet labeled "other comprehensive income," since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business. During the three months ended December 31, 2016, the effect of converting our financial results to USD was a loss of $3,096,813 to our other comprehensive income, as compared to a loss of $1,619,240 during the three months ended December 31, 2015 as a result of the currency exchange rate fluctuation.

During the nine months ended December 31, 2016, the effect of converting our financial results to USD was a loss of $5,747,120 to our other comprehensive income, as compared to a loss of $4,384,481 during the nine months ended December 31, 2015 as a result of the currency exchange rate fluctuation.

Liquidity and Capital Resources

Our principal sources of liquidity were generated from our operations. As of December 31, 2016, we had $13,418,293 in working capital, an increase of $2,962,982 or 28.3% as compared to $10,455,311 in working capital as of March 31, 2016. Based on our current operating plan, we believe that existing cash and cash equivalents balances, and the funds to be generated by operations will be sufficient to meet our working capital and capital requirements for our current operations for at least the next 12 months. Our operations produced positive cash flow of $7,283,144 during the nine months ended December 31, 2016. We had accounts receivable of $506,196 outstanding as of December 31, 2016. We expect our marketing activities to continue to help generate positive cash flow.  The operations of our own manufacturing since fiscal year 2010 and the development of our own acer truncatum bunge planting bases have put some pressure on our cash flow. We may be required to seek additional capital and reduce certain spending as needed on an on-going basis. There can be no assurance that any additional financing will be available on acceptable terms.

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

The following table sets forth a summary of our cash flows for the periods indicated:

	For the Nine Months Ended December 31,
	2016	2015	Change in $	Change in %
Net cash provided by operating activities	$7,283,144	$5,418,101	1,865,043	34.4%
Net cash used in investing activities	$(4,508,068)	$(13,333,542)	8,825,474	(66.2)%
Effect of exchange rate change on cash and cash equivalents	$(629,729)	$(418,266)	(211,463)	50.6%
Net increase (decrease) in cash and cash equivalents	$2,145,347	$(8,333,707)	10,479,054	(125.7)%
Cash and cash equivalents, beginning balance	$7,639,084	$13,083,532	(5,444,448)	(41.6)%
Cash and cash equivalents, ending balance	$9,784,431	$4,749,825	5,034,606	106.0%

Operating Activities

Net cash provided by operating activities was $7,283,144 for the nine months ended December 31, 2016, which was an increase of 34.4% or $1,865,043 from the $5,418,101 net cash provided by operating activities for the same period of the prior year. The increase of net cash provided by operating activities was mainly due to the decrease in cash out flow from prepaid lease, inventory and tax payable.

Investing Activities

During the nine months ended December 31, 2016, our net cash used in investing activities was $4,508,068, as compared to $13,333,542 of net cash used for the nine months ended December 31, 2015. The cash used in investing activities for the nine months ended December 31, 2016 of $4,508,068 was primarily attributable to the acquisition of office and production equipment, road and building construction in process, and capital expenditures in acer truncatum bunge planting.

Financing Activities

No net cash was generated or used by financing activities over the three and nine months ended December 31, 2016 and 2015.

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

Changes in Internal Controls

The term "internal control over financial reporting" (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated any changes in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2016, and they have concluded that there was no change to the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Date: February 13, 2016

/s/ Yan Tinghe
Yan Tinghe Chief Executive Officer (Principal Executive Officer)

/s/ Li Chuanmin
Li Chuanmin Chief Financial Officer (Principal Financial Officer)