Form 10-K
period 2017-03-31
China YCT International Group, Inc.
filed 2017-06-29
CIK 847464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2017 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of September 30, 2016, the aggregate market value of the shares of the registrant's common stock held by non-affiliates (based upon close sale price of such shares as reported on the OTCQB Marketplace), was $3,673,920.

The number of shares outstanding of the issuer's common stock, as of June 28, 2017 was 29,789,168.

CHINA YCT INTERNATIONAL GROUP, INC.

FORM 10K
For the Fiscal Year Ended March 31, 2017

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

ITEM 1.   BUSINESS

The Structure of our Business

China YCT International Group ("CYIG" or "the Company") is engaged in developing, manufacturing and selling traditional Chinese medicines made primarily from ginseng extract processing and selling acer truncatum bunge seed oils, and distributing health care supplement products manufactured by another company in the PRC. The Company also operates through its  97% owned subsidiary, Shandong Spring Pharmaceutical Co., Ltd. ("Shandong Spring Pharmaceutical"), a corporation organized in the People's Republic of China and its wholly-owned subsidiary, Landway Nano Bio-Tech Group, Inc. ("Landway Nano"), incorporated in Delaware. Shandong Spring Pharmaceutical was originally organized as a subsidiary of Shandong Yong Chun Tang Bioengineering Co., Ltd. ("Shandong Yongchuntang ") for the purpose of focusing on advanced technology related to the use of gingko as an aide to health. Shandong Yongchuntang later transferred ownership of Shandong Spring Pharmaceutical to its equity-holders, who transferred their ownership to the Company in 2007.

While we now develop, manufacture and sell our own products, Shandong Spring Pharmaceutical initially served solely as a distributor for Shandong Yongchuntang pursuant to a distribution agreement initially signed in 2006 that fixed the resale profit that would be earned by Shandong Spring Pharmaceutical from products purchased from Shandong Yongchuntang. In January 2007, Shandong Spring Pharmaceutical commenced distributing products manufactured by Shandong Yongchuntang. On February 20, 2017, we renewed the agreement for a term of one year ending on February 25, 2018. Pursuant to the renewed contract, we can purchase nine products from Shandong Yongchuntang at fixed prices.  Mr. Yan Tinghe, our founder and Chief Executive Officer, was the principal shareholder of Shandong Yongchuntang until he sold all of his shares of Shandong Yongchuntang to an unrelated party on December 16, 2009.

Shandong Yongchuntang Pharmaceutical owns 3% equity of Shandong Spring starting from March 18, 2017.

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

Accordingly, the Company began to develop and cultivate its own planting base for acer truncatum bunge in June 2013. As of March 31, 2017, the Company signed four separate lease agreements for the leasing of 6,080 Mu of farmland for a term of 30 years and 14 years, respectively, and has completed planting of 7,424,000 trees. The development of the project will have taken five years with a total investment of approximately RMB302 million (approximately $49.3 million).  As of March 31, 2017, we have invested approximately $42 million in the development of acer truncatum bunge planting base.  These trees are expected to be in production in the fall of the calendar year 2018 along with the construction of an ecological, scientific, and industrial park and related supporting facilities from 2015 to 2018. Until our own planting base begins production, we will continue to purchase from third parties the acer truncatum bunge pods used to produce the seed oils.

On March 18, 2017, we entered into an Acquisition Agreement on Acer Truncatum Industrial Project (the "Agreement") with Shandong Yongchuntang.  Pursuant to the Agreement, we agreed to transfer 3% equity of Shandong Spring in exchange for tangible and intangible assets related to the Acer Truncatum Industrial Project (the "Project"), which was owned by Shandong Yongchuntang. The Project includes research equipment, a patent on the refinery process of the Acer Truncatum's seed oils, a trademark with the name of "Bao Feng San Yi", and some relevant certifications issued to Shandong Yongchuntang. As result of this acquisition, Shandong Yongchuntang became a 3% shareholder of Shandong Spring Pharmaceutical, and the Company agreed to add a person designated by Shandong Yongchuntang to its Board of Directors. The profits from our health, medical, and acer truncatum bunge oil products are adequate to fund our ongoing operations. In order to fully implement its business plan, however, Shandong Spring Pharmaceutical will require a capital infusion to mainly finance the increasing production of seed oil from acer truncatum bunge. The estimated funding requirement is about $5 million.

The Market for Major Products

The Company's own product, Huoliyuan Capsule, is the only herbal medicine of its type made in the form of a capsule among all peer products.  Most peer products come in the form of tablets. After the 2014 crisis in China regarding the quality failure in capsule materials, the market demand for Huoliyuan capsule has been stabilized. In addition, since 2015, the Chinese FDA issued more restrictive policies over the sales of medicines by eliminating middle layers of distributors between the medicine manufacturers and the end users  This policy, at a certain level, affects our sales of the Huoliyuan Capsule.  Prior to the issuance of this policy, our distributors could sell the medicine to both the end users who were developed by the distributors themselves and developed by their subcontractors.  After the issuance of this policy, our distributors more likely lost the sales to the end users who were developed by their subcontractors because these subcontractors were eliminated by the policy and no longer in the sales channel.

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

Since July 2015, we have produced acer truncatum bunge seed oils and sold the products to customers through our distributors. The Acer truncatum bunge seed oil is extracted from the acer truncatum pods that are purchased from third party vendors. Our self-grown acer truncatum pods will not be ready to be used for production until approximately the fall of 2018. During the year ended March 31, 2017, our sales of Acer truncatum Bunge Seed Oil has increased by 155.1% compared with the prior year.

Patents and Technology

In March 2010, the Company purchased a patent from Shandong Yongchuntang for US$6.74 million, which enabled the Company to manufacture and distribute medicine products for cardio cerebral vascular disease, cosmetics, and healthcare products. The patent acquired from Shandong Yongchuntang was independently assessed at a fair value of USD11.14 million by Beijing Beifang Yashi Asset Evaluation Company based on the current income value method. The purchase price for the patent was negotiated between the Company and Shandong Yongchuntang based on the assessed value and was purchased by the Company at a discount. The patent is for an aglycone type and purification method of biotransformation in herbal product manufacturing process to extracting herbal flavonoid more extensively, and it has a legal life of 16.5 years.

On October 26, 2010, Shandong Spring Pharmaceutical signed an agreement to purchase three patents relating to Chinese herbal formulas from Jining Tianruitong Technology Development Limited Company for $15,557,318. We received an independent assessment of the value of the patents, which substantiated the purchase price. Approval from the State Intellectual Property Office of the PRC is required for the transfer of the patent. We obtained governmental approvals for the transfer of the two patents in October 2011, which were transferred to the Company. Due to the failure of obtaining governmental approval for the third patent, the Company amended the agreement in January 2013 to reflect the two acquired patents with a final cost of $11,459,260. The acquisition of the third patent was cancelled with the outstanding payment settled. The two patents are "Treatment to ischemic encephalopathy and its preparation method" (ZL200510045001.9) and "Chinese herbal medicine compound to treat renal insufficiency and its preparation" (ZL200710013301.8), with legal lives of approximately 14 years and 15 years, respectively.  One patent was fully impaired in the year ended March 31, 2016.

Research and Development: Our Products

Our goal is to utilize advanced biological technology to isolate and extract the beneficial compounds in plants that have traditionally been known to have medicinal benefits. We also focus our research on the seed selection and planting technologies for greater yield of leaves and seeds from the plants as well as the most efficient method to isolate and extract nervonic acid from seed oil. We have a staff of 29 employees engaged in research and development of new technologies and resulting products. In addition we maintain close ties to the research staffs at Tsinghua University, China Agriculture University, Shandong Herbal Medicine University, and the Shandong Herbal Medicine Research Institute. We entered into a written R&D Cooperation Agreement with Nanjing Forestry University, pursuant to which we will invest in a national herbal R&D center with Nanjing Forestry University and have the right of first refusal on the transfer and use of Nanjing Forestry University's herbal related technologies. We also entered into an R&D Cooperation Agreement with Shandong University on April 26, 2011, which was effective until April 25, 2014. Pursuant to the agreement with Shandong University, we invested RMB 300,000 (approximately USD 45,000) in R&D projects and will be the co-owner of the resulting technologies. We were also committed to making further investments equal to 10% of our profits arising from Shandong University's technologies.  Currently, we maintain an informal cooperative relationship with Shandong University.

During the fiscal year ended March 31, 2017, we spent $809,485 in research and development. Our R&D expenses were primarily used for acquiring and testing raw material, and also the ordinary maintenance expense for our research equipment.  In March 2017, we acquired research equipment that will be used for developing an enhanced manufacturing process for our acer truncatum bunge seed oil.

Huoliyuan Capsule

In January 2007, the Company purchased from Beijing Boya Research Institution, Ltd., a patent for RMB400,000 (approximately USD$58,000) for the Huoliyuan Capsule. In 2010, the Company started to manufacture and distribute our new product, Huoliyuan Capsule. During the year ended March 31, 2017, the Company produced approximately 5.63 million boxes of (1*3 pack) and 2.98 million boxes of (1*2 pack) of Huoliyuan Capsule.

Huoliyuan Capsule is approved by the State Food and Drug Administration (the "SFDA") of China. The Huoliyuan capsule is manufactured according to the traditional Chinese medicine concepts. The main ingredients of Huoliyuan are: Panax Ginseng Leaves Extract, Radix Astragali, Radix Ophiopogonis, Schisandra Chinensis and Monkshood; all are traditional Chinese herbal medicines. Huoliyuan capsule is formulated for slow release and used for daily use. The therapeutic effect of Huoliyuan was tested by independent analysts, the Jining Institute for Drug Control in 2003. The test primarily consists of a Character Test, Identification Test, Water Index, Load Difference, Disintegration Time and Microbial Limit. The test concluded that Huoliyuan was beneficial for the human cardiovascular system and as an aid in the treatment of chronic hepatitis, diabetes, insomnia, memory loss, menopause syndrome, and other maladies.

Certifications

The manufacturing facility developed by Shandong Spring Pharmaceutical has received GMP (good manufacturing practices) certification granted by the Chinese government. GMP is the only certified manufacturing standard certificate that is authorized by the Chinese government. Only companies that pass GMP standards and obtain the certificate that is issued by Chinese government are able to manufacture medicine and related products. The company has also achieved ISO9000 certification for its management processes.  The Company received QS certification for Ace Truncatum Bunge Seed Oil granted by the state Food and Drug Administration on February 13, 2015.

The farm operated by Shandong Spring Pharmaceutical is operated in a manner consistent with the requirements for organic certification set up by the Organic Foods Development Center. The health products manufactured have been certified as "green" by the Chinese Ministry of Agriculture in 2006, which reflects the Company's dedication to organic agricultural methods.

Marketing

We distribute products of Shandong Yongchuntang pursuant to a Purchase and Sale Contract executed on December 26, 2006. The contract set forth the wholesale prices at which we purchase products from Shandong Yongchuntang. On February 20, 2017, we renewed the contract with Shandong Yongchuntang for a term of one year ending on February 25, 2018. Pursuant to the renewed one year contract, for the period from February 26, 2017 to February 25, 2018, we can purchase nine products from Shandong Yongchuntang on fixed prices.

Our in-house marketing staff supervises independent primary dealers, who sub-distribute through networks of supermarkets, beauty parlors and other retail sites. This network allows us to accomplish broad geographic distribution with a marketing staff of only eight people, thus keeping our overhead low. On January 7, 2009, we have established a strategic relationship with China National Post Logistics, a subsidiary of China Post that has 31 provincial offices located throughout China to deliver our products to our customers. In the years ended March 31, 2017 and 2016, the Company mainly sold products to individual retail customers through ten major distributors. Since May 2015, we have been permitted by Shandong Yongchuntang to use the direct-sale license issued to Shandong Yongchuntang for sales of Shandong Yongchuntang's health care products.  We were able to build up a larger customer basis through the direct-sales' channels and boost the sales of health care products.

Employees

Shandong Spring Pharmaceutical employed 312 individuals, each on a full-time basis, as of March 31, 2017, of which, 23 employees are involved in administration; 42 are dedicated to marketing and other functions, and 29 to research and development. The remainder of our employees is involved in manufacturing. We believe that we have a good relationship with our employees.

ITEM 1A    RISK FACTORS

You should carefully consider the risks described below before buying our common stock. If any of the risks described below actually occurs, that event could cause the trading price of our common stock to decline, and you could lose all or part of your investment.

Unexpected factors may hamper our efforts to implement our business plan.

Our business plan contemplates that we will become a fully integrated grower, manufacturer and marketer of various herbal products. We commenced manufacture of Huoliyuan Capsules in 2010; and our business shifted from largely distributing health and beauty aids manufactured by Shandong Yongchuntang, to manufacturing and marketing Huoliyuan Capsule and acer truncatum bunge seed oils. In order to fully implement our business plan, we will have to successfully complete the development of an agricultural facility and an industrial facility. The complexity of this undertaking means that we are likely to face many challenges, some of which are not yet foreseeable. Problems may occur with our raw material production and with the roll-out of efficient manufacturing processes. If we are not able to minimize the costs and delays that result, our business plan may fall short of its goals, and the current profitability or our distribution activities may be offset by losses from the herbal business.

The development of acer truncatum bunge based products may not succeed.

We are devoting substantial resources to the development of products based on acer truncatum bunge and estimate that the development of the project will take five years with a total investment of approximately RMB302 million (approximately USD43.8 million). As of March 31, 2017, we have invested approximately $42 million in the development of products based on acer truncatum bunge. We do not have a plan to lease more farmland and purchase additional acer truncatum bunge planting in the following year.  However there can be no assurance that such product development will be successful and while we intend to finance the development of the products from internally generated capital, there is no assurance that our other operations will generate sufficient capital to finance such development or, if insufficient, if alternate financing will be available.
Four suppliers account for most of our purchases.

For the year ended March 31, 2017, the amount of health care products purchased from Shandong Yongchuntang RMB 80.2 million (approximately $11.9 million), and the amount purchased from the four major vendors (including Shandong Yongchuntang) was RMB 195.2 million (approximately $29 million), representing 86% of the Company's annual total purchases. In the event we lose the four major vendors including Shandong Yongchuntang or their business suffer adverse developments, our financial condition will be materially and adversely affected.

We may need to raise capital to fund establishment of our acer truckatum bunge business.

We have established our own acer truncatum bunge planting base to conduct research and development of medical and health care products. We estimate that we will be unable to achieve profitable operations unless we invest approximately additional $5million in equipment used for production of acer truncatum bunge oil. We have funded $43 million to date from operations and expect to fund the balance from operations. However, if we are unable to fund the balance from operations, we may need to obtain capital from another source or delay operation of the business. We cannot determine, therefore, the terms on which we will be able to raise the necessary funds. It is possible that we will be required to dilute the value of our current shareholders' equity in order to obtain the funds. If, however, we are unable to raise the necessary funds, our growth will be limited, as will our ability to compete effectively.

We are subject to the risk of natural disasters.

We intend to produce the greater portion of our raw materials. In particular, we intend to produce our own acer truncatum bunge. Acer truncatum bunge are generally very adaptable, strong crops but can be damaged by harsh weather, by disease, and by pests. If our crops are destroyed by drought, flood, storm, blight, or the other risks of farming, we will not be able to meet the demands of our manufacturing facility, which will then become inefficient and unprofitable. In addition, if we are unable to produce sufficient products to meet demand, our distribution network is likely to atrophy. This could have a long-term negative effect on our ability to grow our business, in addition to the near-term loss of income.

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

•
We are making progress on engaging qualified internal control consultants to help us comply with internal control obligations, including Section 404 of the Sarbanes-Oxley Act of 2002. We also plan to dedicate sufficient resources to implement required internal control procedures.

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

Governmental and regulatory authorities may approve a product candidate for fewer indications or narrower circumstances than requested or may conditionally approve the performance of post-marketing studies for a product candidate. Even if a product receives regulatory approval and clearance, it may later exhibit adverse side effects that limit or prevent its widespread use or force us to withdraw the product from the market.

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

Some of our competitors and potential competitors have greater product development capabilities and financial, scientific, marketing and human resources than we do. Technological competition from pharmaceutical companies and biotechnology companies is intense and is expected to increase. Other companies have developed technologies that could be the basis for competitive products. Some of these products have an entirely different approach or means of accomplishing the desired curative effect from products we are developing. Alternative products that may be developed may be more effective, work faster and are less costly than our products. Competitors may succeed in developing products earlier than us, obtaining approvals and clearances for such products more rapidly than us, or developing products that are more effective than those of our company. In addition, other forms of treatment may be competitive with our company's products. Over time, our products may become obsolete or uncompetitive.

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

All of Shandong Spring Pharmaceutical's business operations are conducted in China. Accordingly, our results of operations, financial condition and prospects are subject to a significant degree to economic, political and legal developments in China. China's economy differs from the economies of most developed countries in many respects, including with respect to:

•	the amount of government involvement;

•	level of development;

•	growth rate;

•	control of foreign exchange, and;

•	allocation of resources.

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

The economy of the PRC has historically been a nationalistic, "planned economy," meaning it functions and produces according to governmental plans and pre-set targets or quotas. In certain aspects, the PRC's economy has been making a transition to a more market-oriented economy, although the government imposes price controls on certain products and in certain industries. However, we cannot predict the future direction of these economic reforms or the effects these measures may have. The economy of the PRC also differs from the economies of most countries belonging to the OECD, an international group of member countries sharing a commitment to democratic government and market economy. For instance:
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

Our operations in China are governed by PRC laws and regulations. We are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to foreign-owned enterprises. The PRC legal system is based on written statutes. Prior court decisions may be cited for reference but have limited precedential value.

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

The value of RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. All of the Company's financial assets and its revenues and costs are denominated in RMB. We rely entirely on fees paid to us by our clients. Any significant fluctuation in value of RMB may materially and adversely affect our cash flows, revenues, earnings and financial position.  For example, an appreciation of RMB against the U.S. dollar would make any new RMB denominated investments or expenditures more costly, to the extent that it might need to convert U.S. dollars into RMB for such purposes. An appreciation of RMB against the U.S. dollar would also result in foreign currency translation losses for financial reporting purposes when we translate our RMB denominated financial assets into USD, as USD is our reporting currency.

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

As of the report date, our directors and executive officers control approximately 38.25% of our outstanding shares of common stock. These shareholders, acting together, could have a substantial impact on matters requiring the vote of the shareholders, including the election of our directors and most of our corporate actions. This control could delay, defer or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our shareholders and us and this control could adversely affect the voting and other rights of our other shareholders.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.  DESCRIPTION OF PROPERTY

Office. Manufacturing and Research Facility.  Shandong Spring Pharmaceutical operates on a property of approximately 56,894 square meters (14.06 acres) in Shandong Province that the Company has a land use right over the property. Besides housing our executive offices, the property is home to a manufacturing facility measuring 17,200 square meters and a research facility measuring 3,000 square meters.

We completed a new manufacturing facility during the fiscal year ended March 31, 2012, which is mainly used to facilitate the full production of huoliyuan capsule and the acer truncatum bunge products. Because we have installed two more packing machines, the annual production capacity of the Huoliyuan Capsule manufacturing factory is 15 million boxes per year. Our factory includes a powder injection production line and cleaning and purifying equipment. The factory also includes a pin powder workshop, and a solid manufacturing workshop. Huoliyuan is manufactured in a dedicated workshop, and the second workshop is used as our research facility. The Company has no immediate plan to build more workshops or factories.

Acer Truncatum Bunge Plantings.  Beginning June 2013, the Company started development of its own acer truncatum bunge planting bases. As of March 31, 2017, the Company signed four separate lease agreements for the leasing of 6,080 Mu of farmland for terms of either 30 years or 14 years. As of March 31, 2017 the Company has completed planting of 7,424,000 trees with production expected in the fall of the calendar year 2018.

The Company entered into four Farmland Leasing Agreements for the development of the acer truncatum bunge planting bases. On June 20, 2013, the Company entered into a Farmland Leasing Agreement with Shiqiao Village for 2,000 Mu of farmland. The lease term is from July 1, 2013 to June 30, 2043. The lease payment is about RMB1,000(approximately USD 145) per Mu annually and payable for five years of rents in advance. The first lease payment was for the first five years in the amount of RMB10,000,000 (approximately USD1.4 million). On March 8, 2017, the Company returned 120 Mu of the leased farmland to the lessor because the lessor needed to use the farmland for a strategic development project which is led by the local government. Based on the March 8, 2017 agreement between the Company and the lessor, the Company's remaining prepaid lease of RMB180,000 (approximately USD 26,090) for the 120 Mu farmland will be used to reduce the next prepayment on the lease. The acer truncatum bunge plants on the 120 Mu farmland were moved to a nearby location. As a result of this new agreement, the total leased farmland in Shiquiao Village is reduced to 1880 Mu as of March 31, 2017.

On March 1, 2014, the Company entered into a second Farmland Leasing Agreement with Zhongce No.4 Village for the lease of 200 Mu of farmland for the development of the acer truncatum bunge planting bases. The lease term is from March 1, 2014 to February 28, 2044. The lease payment is RMB1,000,000 (approximately USD 140,000) for each five-year period in advance. However, on April 1, 2017, the Company entered an agreement with Zhongce No.4 Village to terminate the lease for the 200 Mu farmland because the parcel of farmland was recalled by local government for building a new urban district. Base on the agreement, the Company will (1) receive the refund of all the remaining prepaid lease payment of approximately $55,000; (2) receive a compensation of approximately $348,000 from the government for the early termination of the lease; and (3) can sell all of the acer truncatum bunge plants in this parcel of farmland. On May 1, 2017, the Company signed two contracts with the third parties to sell all of the plants from the farmland for approximately $2 million. The Company does not believe that there is a material risk that the leases other than the one with Zhongce No.4 Village could be terminated because the parcel subject to the terminated lease is located in a relatively urban and the local government wants the land for urban development area, while the Company's other land is located in rural areas.

On January 7, 2015, the Company entered into a third Farmland Leasing Agreement with Shandong Wanziyuan Tourism Development Co. to lease 2,000 Mu of farmland for the development of the acer truncatum bunge planting bases. The lease term is from January 15, 2015 to December 31, 2029. The lease payment is RMB1,000 (approximately USD 145) per Mu annually and is paid every five years in advance. The first lease payment was for the rent of the first five years in the amount of RMB10,000,000 (approximately USD1.4 million).

On July 2, 2015, the Company entered into a fourth Farmland Leasing Agreement with a Zhongce Shen Village for the lease of 2,000 Mu farmland to the development of the acer truncatum bunge planting bases. The lease term is from July 2, 2015 to July 2, 2029. The lease payment is RMB1, 000 (approximately USD 145) per Mu annually and is paid every five years in advance. The first lease payment was for the rents of the first five years in the amount of RMB10,000,000 (approximately USD1.4 million), which was paid on July 3, 2015.

ITEM 3.    LEGAL PROCEEDINGS

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)	Market Information.

Our common stock is listed for quotation under the trading symbol "CYIG" on the National Quotation Bureau OTCQB. Set forth below are the high and low bid prices for each of the fiscal quarters since April 1, 2015. The reported bid quotations reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

Period	High	Low

April 1, 2015 to June 30, 2015	$0.50	$0.25

July 1, 2015 to September 30, 2015	$0.98	$0.50

October 1, 2015 to December 31, 2015	$0.62	$0.20

January 1, 2016 to March 31, 2016	$0.19	$0.32

April 1, 2016 to June 30, 2016	$0.55	$0.20

July 1, 2016 to September 30, 2016	$0.25	$0.16

October 1, 2016 to December 31, 2016	$0.24	$0.12

January 1, 2017 to March 31, 2017	$0.70	$0.22

(b)	Holders. We have 770 registered stockholders of record of our Common Stock, as of March 31, 2017.

(c)
Dividend Policy. We have not declared or paid cash dividends or made distributions in the past, and we do not anticipate that we will pay cash dividends or make distributions in the foreseeable future. We currently intend to retain and reinvest future earnings, if any, to finance our operations.

(d)	Equity Compensation Plan Information.

The information set forth in the table below regarding equity compensation plans (which include individual compensation arrangements) was determined as of March 31, 2017.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	2,600,000	0	2,600,0000
Equity compensation plans not approved by security holders	0	0	0
Total	2,600,000	0	2,000,0000

All stock options expired on May 30, 2016 and none of the vested stock options were exercised by the end of the option exercise date.

(e)	Recent Sales of Unregistered Securities.

None

(f)	Repurchase of Equity Securities. The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the year ended March 31, 2017.

ITEM 6.    SELECTED FINANCIAL DATA
Not applicable

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS.

Overview

China YCT International Group, Inc. ("China YCT") was incorporated in the State of Florida in January 1989, and reincorporated in the State of Delaware on April 4, 2007. China YCT principally operates through its wholly-owned subsidiary, Landway Nano Bio-Tech, Inc. ("Landway Nano"), incorporated in Delaware, which, in turn, owns 97% of  Shandong Spring Pharmaceutical Co., Ltd. ("Shandong Spring"), incorporated in the People's Republic of China (the "PRC"). China YCT International Group, Inc. and its subsidiaries are collectively referred to as the "Company". China YCT, through Shandong Spring, is engaged in the business of developing, manufacturing, and selling medicine, developing the acer truncatum bunge planting bases, selling acer truncatum seed oil, and distributing health care supplement products manufactured by Shandong Yongchuntang in the PRC.

Since July 2015, the Company has produced acer truncatum bunge seed oil and sold the product to customers through its internet direct sales system.  The acer truncatum bunge seed oil was extracted from the acer truncatum pods that were purchased from third party vendors.  The Company's self-grown acer truncatum pods will not be ready to be used for production until approximately the fall of 2018.

On March 18, 2017, the Company entered into an Acquisition Agreement on Acer Truncatum Industrial Project (the "Agreement") with Shandong Yongchuntang.  Pursuant to the Agreement, the Company agreed to transfer 3% equity of Shandong Spring in exchange for tangible and intangible assets related to the Acer Truncatum Industrial Project (the "Project"), which was owned by Shandong Yongchuntang. As a result of this equity transaction, Shandong Yongchuntang has become a 3% shareholder of Shandong Spring.

Results of Operations

The following table sets forth information from our statements of comprehensive income for the years ended March 31, 2017 and 2016, in dollars:

	Years Ended
	March 31,		$	%
	2017	2016	Change	Change

Sales	56,463,164	47,827,108	8,636,056	18.1%
Cost of Goods Sold	(33,284,237)	(26,554,022)	(6,730,215)	25.3%
Gross Profit	23,178,927	21,273,086	1,905,841	9.0%
Operating Expenses	(9,978,320)	(10,046,132)	67,812	(0.7)%
Operating Income	13,200,607	11,226,954	1,973,653	17.6%
Interest Income	54,672	30,850	23,822	77.2%
Income Tax Provision	(3,200,625)	(2,841,035)	(359,590)	12.7%
Net Income	10,054,654	8,416,769	1,637,885	19.5%
Comprehensive Income	4,826,286	4,501,986	324,300	7.2%

Revenue

During the year ended March 31, 2017, we realized $56,463,164 in revenue, representing an increase of 18.1% or $8,636,056 as compared to $47,827,108 for the same period in 2016. The increase in revenue in RMB was 25.7% as compared to the year ended March 31 2016, but 7.6% of the increase was offset by fewer USD converted from RMB due to a significant RMB depreciation occurred in the year ended March 31, 2017, compared with the same period in 2016. The total 25.7% revenue increase in RMB was due to the increased sales of acer truncatum bunge seed oil and health care products.

Part of our revenues was generated by us as the distributor for the health care products manufactured by Shandong Yongchuntang. We purchase products from Shandong Yongchuntang according to the purchase contract signed between the Company and Shandong Yongchuntang. Pursuant to the two year contract signed on February 26, 2015, we can purchase 10 products from Shandong Yongchuntang on fixed prices.  On June 25, 2015, the Company made an amendment to the two year contract.  Pursuant to the amended contract, the Company no longer purchases the 10 products included in the contract signed on February 26, 2015 and agreed to purchase 4 new products on fixed prices without changes in other terms of the previous contract.   On February 20, 2017, the Company renewed the purchase contract with Shandong Yongchuntang for a term of one year ending on February 25, 2018.  Pursuant to the renewed one year contract, the Company no longer purchases the 4 products included in the amended contract signed on June 25, 2015 and agreed to purchase 9 new products from Shandong Yongchuntang on fixed prices. During the year ended March 31, 2017, 35.7% of our total revenue was generated as the distributor of Shandong Yongchuntang, compared to 34.1% during the year ended March 31, 2016.  For the year ended March 31, 2017, our revenue from sales of the health care products was $20,159,631, representing an increase of 23.4% or $3,828,034 as compared to $ 16,331,597 for the same period in 2016.  The revenue from sales of health care products measured in RMB was increased by 31.4% but was offset by 8.0% decrease due to fewer USD converted from RMB because a significant RMB depreciation occurred during the year ended March 31, 2017 compared with prior year 2016. Since May 2015, we have been permitted by Shandong Yongchuntang to use the direct-sale license issued to Shandong Yongchuntang for sales of Shandong Yongchuntang's health care products.  We were able to build up a larger customer basis through the direct-sales' channels and boost the sales of health care products during the year ended March 31, 2017.

The sales of the Huoliyuan Capsule accounted for 43.8% of our revenue during the year ended March 31, 2017, compared to 55.9% during the year ended March 31, 2016.  The sales of the Huoliyuan Capsule in the year ended March 31, 2017 were $24,733,953, a decrease of 7.5% or $2,015,774 as compared to the year ended March 31, 2016. The revenue from sales of  Huoliyuan Capsule denominated in RMB was only decreased by 1.6%, but the total sales decrease denominated in USD was added by another 5.9% due to a significant RMB depreciation occurred during the year ended March 31, 2017, compared with the prior year. The slight decrease in sales of Huoliyuan Capsule in RMB was primarily due to the increasing competition from other companies that also produce and sell the same type of the medicine in the market.

Since July 2015, we have produced acer truncatum bunge seed oil and sold the product to customers through our distributors.  The acer truncatum bunge seed oil was extracted from the acer truncatum pods that were purchased from third party vendors.  Our self-grown acer truncatum pods will not be ready to be used for production until approximately the fall of 2018. During the year ended March 31, 2017, 20.1% of our total revenue was generated from the sales of acer truncatum oil products, compared to 10.0% during the year ended March 31, 2016.  For the year ended March 31, 2017, our revenue from sales of the acer truncatum oil products was $11,372,538, representing an increase of 139.6% or $6,626,754 as compared to $4,745,784 for the same period in 2016.  The revenue from sales of acer truncatum oil products denominated in RMB was in fact increased by 155.1% but it was offset by 15.5% decrease when converted to USD due to a significant RMB depreciation occurred during the year ended March 31, 2017, compared with the prior year. The significant increase in sales of acer truncatum oil products in RMB was primarily due to the increased promotion of our acer truncatum bunge seed oil by organizing conferences to introduce the features and benefits of the product to our distributors and customers.

The following is the sales breakdown by products during the years ended March 31, 2017 and 2016:

	For the years ended March 31,
	2017		2016
Health care supplements	20,159,631	35.7%	16,331,597	34.1%
Drugs (Huoliyuan Capsule)	24,733,953	43.8%	26,749,727	55.9%
Acer truncatum oil	11,372,538	20.1%	4,745,784	10.0%
Other	197,042	0.4%	-	-%
Total	56,463,164	100%	47,827,108	100%

Cost of Goods Sold

Our costs of goods sold were comprised primarily of the cost of finished goods we purchased from Shandong Yongchuntang, the raw materials we purchased from third party vendors, and the manufacturing costs of acer truncatum bunge seed oil and Huoliyuan Capsule. The cost of manufacturing Huoliyuan Capsule was approximately 48.0% and 57.6% of the total cost of goods sold during the years ended March 31, 2017 and 2016, respectively.

During the year ended March 31, 2017, our cost of goods sold totaled $33,284,237, representing an increase of $6,730,215 or 25.3 % as compared to $26,554,022 during the year ended March 31, 2016. There was 33.4% increase in cost in RMB but 8.1% of the increase in cost was offset by fewer USD converted from RMB due to a significant RMB depreciation occurred during the year ended March 31, 2017, compared with prior year 2016. The increase in cost was primarily due to the increase in sales of the health care products and the acer truncatum bunge seed oil and the increase in the production cost of Huoliyuan Capsule.

The percentages of the costs of goods sold to total revenues increased from 55.5% for fiscal year 2016 to 58.9% for fiscal year 2017 primarily due to increase in material and manufacturing costs for Huoliyuan Capsule.

Gross Profit

Gross profit for the year ended March 31, 2017 was $23,178,927, an increase of 9.0% or $1,905,841 as compared to the same period for the prior year. The overall gross profit as a percentage of net revenues was approximately 41.1% for the year ended March 31, 2017, decreased from 44.5% for same period of 2016. The gross profit as percentage of net revenues for the health care products was approximately 44.5% for the year ended March 31, 2017, decreased from 46.4% for the same period of 2016.  The gross profit as percentage of net revenues for Huoliyuan was approximately 35.4% for the year ended March 31, 2017, decreased from 42.8% for the same period of 2016. The gross profit as percentage of net revenues for acer truncatum bunge seed oil was approximately 47.3% for the years ended March 31, 2017 and 2016. The lower gross profit as percentage of net revenue for the health care products during the year ended March 31, 2017 was primarily due to the sales of new health care products with higher cost. The lower gross profit as percentage of net revenue for Huoliyuan during the year ended March 31, 2017 was due to the increased raw material and manufacturing costs.

The comparison of the gross profits for the years ended March 31, 2017 and 2016 as follows:

	March 31, 2017	March 31, 2016	Change in $	Variance
Health care supplements	8,979,067	7,569,849	1,409,218	18.6%
Drugs (Huoliyuan Capsule)	8,744,707	11,457,093	(2,712,386)	(23.7)%
Acer truncatum oil	5,381,891	2,246,144	3,135,747	139.6%
Other	73,262	-	73,262	100.0%
Total	23,178,927	21,273,086	1,905,841	9.0%

Research and Development Expenses

Our R&D expenses for the year ended March 31, 2017 were $809,485 or approximate 1.4% of total revenue, an increase of $85,198 or 11.8%, as compared to $724,287 or approximately 1.5% of total revenue for the year ended March 31, 2016.  The increase of 11.8% in research and development expense was primarily due to additional purchase of materials for acer truncatum bunge product research. Since the fiscal year 2017, we have switched our focus on development of our own acer truncatum bunge planting bases. In March 2017, we acquired a group of research equipment which will be used for developing an enhanced manufacturing process for production of our acer truncatum bunge seed oil.

Our long-term goal is to utilize advanced biological technology to refine and extract the beneficial compounds in plants that have traditionally been known to have medicinal benefits, primarily gingko and acer truncatum bunge plants. As of March 31, 2017, we had 27 staff in R&D department.

Operating expenses

Our selling expenses consist primarily of sales commissions, advertising and promotion expenses, freight charges and related compensation. Our selling expenses for year ended March 31, 2017 were $3,934,334 or 7.0% of our total revenue for the year, representing a slightly decrease of 0.9% in the percentage of total revenue from the prior year ended March 31, 2016.

Our G&A expenses for the year ended March 31, 2017 were $4,248,095 or 7.5% of our total revenue for the year, representing a decrease of 1.8% in the percentage of total revenue from the prior year ended March 31, 2016. Our G&A expenses for the year ended March 31, 2017 decreased by 4.5% or $198,888 as compared to the prior year.  There was 1.2% increase in G&A expenses in RMB but was offset by 5.7% depreciation in RMB occurred during the year ended March 31, 2017, compared with prior year 2016. The increase in G&A expenses was primarily due to the increase in depreciation expenses.

Our operating expenses for the year ended March 31, 2017 also include loss from reduction in the capitalized cost of acer truncatum bunge planting.  During the year ended March 31, 2017, approximately 2.2% of the acer truncatum bunge plants were dead or lost due to the weather, replanting of trees, relocating of trees, and other natural or technical reasons as per management's estimation.  For the year ended March 31, 2017, an impairment of $986,406 was recorded as reduction of capitalized costs which was included in Operating Expenses.

Income Taxes

Income tax expense increased by $359,590 during the year ended March 31, 2017, as compared to the year ended March 31, 2016, as a result of the increase in income from operation.

Net Income

As a result of above, during the year ended March 31, 2017, we realized net income of $10,054,654, representing a  19.5% or $1,637,885 increase, compared to $8,416,769 during the year ended March 31, 2016. The increase was mainly due to higher gross profit and decreased operating expenses that are described in operating expenses.

Comprehensive Income

Our business operates entirely in Chinese RMB, but we report our results in our SEC filings in U.S. Dollars. The conversion of our accounts from RMB to Dollars results in translation adjustments, which are reported as a middle step between net income and comprehensive income. The net income is added to the retained earnings on our balance sheet while the translation adjustment is added to a line item on our balance sheet labeled "other comprehensive income," since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business. During the year ended March 31, 2017, the effect of converting our financial results to USD was a loss of $5,228,368 to our other comprehensive income, as compared to a loss of $3,914,783 during the year ended March 31, 2016 as a result of the currency exchange rate fluctuation.

Noncontrolling interest

On March 18, 2017, 3% equity of Shandong Spring was transferred to Shandong Yongchuntang in exchange for tangible and intangible assets related to Acer Truncatum Industrial Project. As a result of this equity transaction, Shandong Yongchuntang has become a 3% shareholder of Shandong Spring.  During the year ended March 31, 2017, $28,108 of comprehensive loss was attributable to Shandong Yongchuntang.

Liquidity and Capital Resources

Our principal sources of liquidity were generated from our operations. As of March 31, 2017, we had $15,492,421 in working capital, an increase of $5,000,470 or 47.7% as compared to $10,491,951 in working capital at March 31, 2016. The increase in working capital primarily resulted from our increased cash inflow from higher sales and the increased balance in accounts payable and tax payable as of March 31, 2017.

Based on our current operating plan, we believe that existing cash and cash equivalents balances, and the funds to be generated by operations will be sufficient to meet our working capital and capital requirements for our current operations for at least the next 12 months. Our operations produced positive cash flow of $9,736,074 during the year ended March 31, 2017. We had accounts receivable of $1,134,967 outstanding as of March 31, 2017. We expect our marketing activities to continue to help generate positive cash flow.  The development of our own acer truncatum bunge planting bases and expanded manufactory of acer truncatum bunge seed oil products have put some pressure on our cash flow. We may be required to seek additional capital and reduce certain spending as needed on an on-going basis. There can be no assurance that any additional financing will be available on acceptable terms.

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

The following table sets forth a summary of our cash flows for the periods indicated:

	Years ended March 31,
	2017	2016	Change in $	Change in %
Net cash provided by operating activities	$9,736,074	$8,553,127	1,182,947	13.8%
Net cash used in investing activities	$(6,498,520)	$(13,457,636)	6,959,116	(51.7)%
Effect of exchange rate change on cash and cash equivalents	$(568,016)	$(539,939)	(28,077)	5.2%
Net increase (decrease) in cash and cash equivalents	$2,669,538	$(5,444,448)	8,113,986	(149.0)%
Cash and cash equivalents, beginning balance	$7,639,084	$13,083,532	(5,444,448)	(41.6)%
Cash and cash equivalents, ending balance	$10,308,622	$7,639,084	2,669,538	34.9%

Operating Activities

Net cash provided by operating activities was $9,736,074 for the year ended March 31, 2017, which was an increase of 13.8% or $1,182,947 from $ 8,553,127 net cash provided by operating activities for the year ended March 31, 2016. The increase was primarily due to the increase in cash inflow from sales, accounts payable and tax payable, offset by increase in cash outflow from inventory, accounts receivable, advance payment to vendors and security deposit.

Investing Activities

During the year ended March 31, 2017, our net cash used by investing activities was $6,498,520 which was a decrease of 51.7% or $6,959,116 as compared to $13,457,636 of net cash used for the year ended March 31, 2016. This change was primarily due to the overall lower investment in development cost of acer truncatum bunge planting in the year ended March 31, 2017, including lower new farmland lease and acer truncatum bunge planting fee.  As of March 31, 2017, we completed planting trees on 6,080 Mu of leased farmland; which were in the development stage with expected production in the fall of 2018.

Financing Activities

No net cash was generated or used by financing activities over the years ended March 31, 2017 and 2016.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

Critical Accounting Policies and Estimates

We have made no material changes to our critical accounting policies in connection with the preparation of financial statements for fiscal year 2017.

New Accounting Pronouncements

In January 2017, FASB issued ASU 2017-01, "Business Combinations (Topic 805) - Clarifying the Definition of a Business". The Board is issuing the amendments in this Update to clarify the definition of a business with the  objective of adding  guidance to assist entities with evaluating whether transactions should be accounted for as  acquisitions (or disposals) of assets or businesses.  The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The amendments in this Update affect all reporting entities that must determine whether they have acquired or sold a business.  Public business entities should apply the amendments in this Update to annual periods beginning after December 15, 2017, including interim periods within those periods. However, early application of the amendments in this Update if 1) For transactions for which the acquisition date occurs before the issuance date or effective date of the amendments, only when the transaction has not been reported in financial statements that have been issued or made available for issuance  2) For  transactions  in which a subsidiary is deconsolidated or a group of assets is derecognized that occur before the issuance date or effective date of the amendments, only when the transaction has not been reported in  financials.  The Company determined that its recent acquisition of the Acer Truncatum Industrial Project met the early application requirement  and decided to account for the acquisition in accordance with the FASB issued ASU 2017-01 "Business Combinations (Topic 805) - Clarifying the Definition of a Business".

In October 2016, FASB issued ASU 2016-16, "Income Taxes (Topic 740) - Intra-Entity Transfers of Assets Other Than Inventory". The core principle of this ASU is that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Consequently, the amendments in this Update eliminate the exception for an intra-entity transfer of an asset other than inventory.  The amendments in this Update align the recognition of income tax consequences for intra-entity transfers of assets other than inventory with International Financial Reporting   Standards   (IFRS).  For  public  business  entities,  the  amendments  in  this  Update  are  effective  for  annual  reporting  periods  beginning  after  December  15,  2017,  including  interim  reporting periods within those annual reporting periods. The Company is currently evaluating the potential impact of adopting this new standard on its consolidated statements and related disclosures.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This ASU supersedes most of the existing guidance on revenue recognition in Accounting Standards Codification ("ASC") Topic 605, Revenue Recognition and establishes a broad principle that would require an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this principle, an entity identifies the contract with a customer, identifies the separate performance obligations in the contract, determines the transaction price, allocates the transaction price to the separate performance obligations and recognizes revenue when each separate performance obligation is satisfied. The FASB has subsequently issued additional ASUs to clarify certain elements of the new revenue recognition guidance. The guidance is effective for fiscal years beginning after December 15, 2017, and is to be applied retrospectively using one of two transition methods at the entity's election. The full retrospective method requires companies to recast each prior reporting period presented as if the new guidance had always existed. Under the modified retrospective method, companies would recognize the cumulative effect of initially applying the standard as an adjustment to opening retained earnings at the date of initial application. Early adoption is permitted for fiscal years beginning after December 15, 2016.

In May 2016, FASB issued ASU 2016-12, "Revenue from Contracts with Customers (Topic 606) - Narrow-Scope Improvements and Practical Expedients". The update is to address certain issues identified by the FASB/IASB Joint Transition Resource Group for Revenue Recognition (TRG) in the guidance on assessing collectability,  presentation of  sales taxes, noncash consideration, and completed contracts and contract modifications at transition,  the  Board  decided to add a project to its technical agenda to improve Topic 606, Revenue from Contracts with Customers, by reducing: 1) The potential for diversity in practice at initial application 2) The cost and complexity of applying Topic 606 both at transition and on an ongoing basis. The amendments in this Update affect entities with transactions included within the scope of Topic 606.  The scope of that Topic includes entities that enter into contracts with customers to transfer goods or services (that are an output of the entity's ordinary activities) in exchange for consideration. The amendments to the recognition and measurement provisions of Topic 606 also affect entities with transactions included within the scope of Topic 610, Other Income. The amendments in this Update affect the guidance in Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective.  The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements for Topic 606 (and any other Topic amended by Update 2014-09). Accounting Standards Update No. 2015-14,   Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year. The Company is currently evaluating the potential impact of adopting this new standard on its consolidated statements and related disclosures.

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

ITEM 8   FINANCIAL STATEMENTS

The full text of our audited consolidated financial statements as of March 31, 2017 and 2016 begins on page F-1 of this Report.

CHINA YCT INTERNATIONAL GROUP, INC.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2017 AND 2016

25

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
China YCT International Group, Inc.

We have audited the accompanying consolidated balance sheets of China YCT International Group, Inc. ("the Company") as of March 31, 2017 and 2016, and the related consolidated statements of comprehensive income, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China YCT International Group, Inc. as of March 31, 2017 and 2016 and the results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Paritz & Company, P.A.

Hackensack, New Jersey
June 29, 2017

CHINA YCT INTERNATIONAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	MARCH 31, 2017	MARCH 31, 2016

Assets
Current assets:
Cash and cash equivalents	$10,308,622	$7,639,084
Accounts receivable	1,134,967	533,262
Inventories	5,483,040	2,287,312
Advance payment to vendors	650,790	-
Prepaid leases – current portion	900,547	961,609
Total current assets	18,477,966	11,421,267

Prepaid leases	1,265,252	2,312,650
Development cost of acer truncatum bunge planting	42,055,972	42,166,533
Plant, property, and equipment, net	14,487,135	12,872,997
Intangible assets, net	12,042,758	12,295,147
Deferred tax assets	508,521	210,273
Security deposit to related party	1,449,422	-
Total assets	$90,287,026	$81,278,867

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable to related party	$706,048	$63,241
Accounts payable and other accrued expenses	251,307	127,007
Taxes payable	2,028,190	739,068
Total current liabilities	2,985,545	929,316

Stockholders' Equity
Preferred stock, par value $500 per share; 45 shares authorized, issued and outstanding at March 31, 2017 and March 31, 2016	22,500	22,500
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 29,789,168 and 29,720,690 shares issued and outstanding at March 31, 2017 and 2016, respectively	29,789	29,721
Additional paid-in capital	4,322,838	4,648,461
Statutory reserve	1,828,504	1,828,504
Retained earnings	83,061,604	72,983,301
Accumulated other comprehensive income (loss)	(4,386,845)	837,064
Total stockholders' equity attributable to the Company	84,878,390	80,349,551
Noncontrolling interest	2,423,091	-
Total stockholders' equity	87,301,481	80,349,551
Total liabilities and stockholders' equity	$90,287,026	$81,278,867

The accompanying notes are an integral part of these consolidated financial statements.

CHINA YCT INTERNATIONAL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	YEARS ENDED MARCH 31,
	2017	2016

Sales	$56,463,164	$47,827,108
Cost of goods sold (including $11,015,268 and $8,623,417 from a related party for the years ended March 31, 2017 and 2016, respectively)	33,284,237	26,554,022
Gross profit	23,178,927	21,273,086
Operating expenses
Selling expenses	3,934,334	3,759,920
General and administrative expenses	4,248,095	4,446,983
Research and development expenses	809,485	724,287
Impairment of assets	986,406	1,114,942
Total operating expenses	9,978,320	10,046,132
Income from operations	13,200,607	11,226,954
Interest income	54,672	30,850
Income before income tax provision	13,255,279	11,257,804
Income tax provision	3,200,625	2,841,035
Net income	10,054,654	8,416,769
Less: Net loss attributable to noncontrolling interest	(23,649)	-
Net income attributable to the Company	10,078,303	8,416,769
Other comprehensive income (loss):
Foreign currency translation adjustment	(5,228,368)	(3,914,783)
Comprehensive income	4,826,286	4,501,986
Less: Comprehensive loss attributable to noncontrolling interest	(28,108)	-
Comprehensive income attributable to the Company	$4,854,394	$4,501,986

Earnings per common share
Basic and Diluted	$0.34	$0.28

Weighted average number of common shares outstanding
Basic and Diluted	29,763,531	29,709,706

The accompanying notes are an integral part of these consolidated financial statements.

CHINA YCT INTERNATIONAL GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Preferred Stock Series A		Common Stock		Additional paid-in	Statutory	Accumulated Other Comprehensive Income	Retained	Total Stockholders' Equity Attributable to the	Non- controlling
	Shares	Amount	Shares	Amount	Capital	Reserve	(Loss)	Earnings	Company	Interest	Total

Balance - March 31, 2015	45	$22,500	29,700,690	$29,701	$4,210,407	$1,828,504	$4,751,847	$64,566,532	$75,409,491	$-	$75,409,491
Net income								8,416,769	8,416,769		8,416,769
Issuance of common shares for services			20,000	20	9,980				10,000		10,000
Stock option cost					428,074				428,074		428,074
Foreign currency translation adjustment							(3,914,783)		(3,914,783)		(3,914,783)
Balance - March 31, 2016	45	22,500	29,720,690	29,721	4,648,461	1,828,504	837,064	72,983,301	80,349,551	-	80,349,551
Net income								10,078,303	10,078,303	(23,649)	10,054,654
Issuance of common shares for services			68,478	68	22,041				22,109		22,109
Transfer 3% equity of Shandong Spring to a noncontrolling shareholder					(448,690)				(448,690)	2,451,199	2,002,509
Stock option cost					101,026				101,026		101,026
Foreign currency translation adjustment							(5,223,909)		(5,223,909)	(4,459)	(5,228,368)
Balance - March 31, 2017	45	$22,500	29,789,168	$29,789	$4,322,838	$1,828,504	$(4,386,845)	$83,061,604	$84,878,390	$2,423,091	$87,301,481
The accompanying notes are an integral part of these consolidated financial statements.

CHINA YCT INTERNATIONAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED MARCH 31,
	2017	2016
Cash Flows From Operating Activities:
Net income	$10,054,654	$8,416,769
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of plant, property and equipment	746,931	652,123
Amortization of intangible assets	1,098,757	1,274,901
Amortization of prepaid leases	923,380	903,778
Stock-based compensation	123,135	438,074
Deferred taxes	(319,501)	(214,923)
Loss on abandonment of property, plant and equipment	184,262	217,042
Impairment of assets	986,406	1,114,942
Changes in operating assets and liabilities:
Advance payment to vendors	(667,291)	-
Inventory	(3,425,678)	(1,466,478)
Prepaid lease	-	(1,581,928)
Accounts receivable	(651,680)	(452,220)
Taxes payable	1,369,927	(802,206)
Security deposit to related party	(1,486,171)	-
Accounts payable to related party	663,222	21,668
Accounts payable and other accrued expenses	135,721	31,585
Net cash provided by operating activities	9,736,074	8,553,127

Cash Flows From Investing Activities:
Acquisition of property, plant and equipment	(2,880,051)	(1,527,367)
Development cost of acer truncatum bunge planting	(3,618,469)	(11,930,269)
Net cash used in investing activities	(6,498,520)	(13,457,636)

Effect of exchange rate changes on cash and cash equivalents	(568,016)	(539,939)
Net increase (decrease) in cash and cash equivalents	2,669,538	(5,444,448)
Cash and cash equivalents at beginning of year	7,639,084	13,083,532
Cash and cash equivalents at end of year	$10,308,622	$7,639,084

Supplemental disclosures of cash flow information:
Cash paid during the years for:
Interest	$-	$-
Income taxes	$2,521,061	$3,601,110
Noncash Investing Activities:
Transfer 3% equity of Shandong Spring in exchange for equipment and intangible assets	$2,134,537	$-

The accompanying notes are an integral part of these consolidated financial statements.

CHINA YCT INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS

China YCT International Group, Inc. ("China YCT") was incorporated in the State of Florida, in the United States of America (the "USA") in January 1989, and reincorporated in the State of Delaware on April 4, 2007.   China YCT, through its 100% owned subsidiary Landway Nano Bio-Tech, Inc. ("Landway Nano"), incorporated in Delaware, owns 97% of Shandong Spring Pharmaceutical Co., Ltd. ("Shandong Spring"), incorporated in the People's Republic of China ("PRC"). China YCT International Group, Inc. and its subsidiaries are collectively referred to as the "Company". The Company, through its 97% owned subsidiary, Shandong Spring, engages in the business of research, developing, manufacturing, and selling traditional Chinese medicine and other healthcare products in China.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP").

Certain amounts have been reclassified to conform to current year presentation.

Principles of consolidation

The consolidated financial statements include the financial statements of China YCT, Landway Nano and its 97% owned subsidiary, Shandong Spring.  All inter-company transactions and balances are eliminated in consolidation.

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

The Company has not experienced any significant difficulty in collecting its accounts receivable in the past and is not aware of any financial difficulties being experienced by its major customers. No allowance for doubtful accounts receivable were recorded in the years ended March 31, 2017 and 2016, respectively.

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

Buildings	10-35 years

Machinery, equipment	3-20 years

Office equipment and automobiles	3-10 years

Leasehold improvements	5-30 years (or the lease term, if shorter)

Expenditures for maintenance and repairs are charged to expense as incurred. Additions, renewals and betterments are capitalized.

Intangible Assets
Purchased intangible assets are recognized and measured at fair value upon acquisition. Separately identifiable intangible assets that have determinable lives are amortized over their estimated useful lives using the straight-line method as follows:
Land use right	50 years

Patent (non-US No. ZL200610068850.0)	16.5 years

Patent (non-US No. ZL200510045001.9)	14 years

A group of intangible assets for acer truncatum industrial project	10 years

Development costs of acer truncatum bunge planting

The Company has developed the acer truncatum bunge planting bases and completed planting of 6,080Mu (1Mu is equal to approximately 666.67 square meters) as of March 31, 2017. The agricultural product (e.g., seeds, oil extract, etc.) derived from the planting is intended to be the supply for an integrated use including edible oil, protein, medicine and health care, tannin extract, industrial chemicals, nectar source, nervonic acid, and specialty lumber, as well as for landscaping and conservation of soil and water.

The Company accounts for the development costs of the planting in accordance to ASC 905. Pursuant to ASC 905-360-25-3, limited-life land development costs and direct and indirect development costs of orchards, groves, vineyards, and intermediate-life plants shall be capitalized during the development period. Pursuant to ASC 905-360-35-7, costs capitalized during the development period are depreciated over the estimated useful life of the land development or that of the tree, vine, or plant. The planting is currently in the development stage with production expected in the fall of 2018; therefore, no depreciation expenses were recognized as of March 31, 2017.

Development costs primarily include land development cost incurred for land leveling, irrigation, and fertilization, the purchase costs of acer truncatum bunge trees, and acer truncatum bunge planting fee.

Revenue recognition

The Company sells two types of products: non-medical products and medical products. Medical products are sold to certified medicine distributors. Non-medical products are sold directly to its customers through its internet sales channel. To order non-medical products, customers place orders on the Company's order system through internet. Customers who purchase through internet need to make payment when they place their orders. Goods are shipped to customers once the orders and payments were received.

The Company's revenue recognition policies are in compliance with Staff Accounting Bulletin ("SAB") 104, included in the Codification as ASC 605, Revenue Recognition. Sales revenue is recognized when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist, and collectability is reasonably assured. According to the Company's policy, customers can exchange defective products, but not allowed to return products. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as customer deposits.
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

Related Parties and Transactions

The Company identifies related parties, and accounts for, and discloses related party transactions in accordance with ASC 850, "Related Party Disclosures" and other relevant ASC standards.

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Transactions between related parties commonly occurred in the normal course of business are considered to be related party transactions. Transactions between related parties are also considered to be related party transactions even though they may not be given accounting recognition. While ASC does not provide accounting or measurement guidance for such transactions, it requires their disclosure nonetheless.

Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigations, fines and penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

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

The research and development expense for the years ended March 31, 2017 and 2016 was $809,485 and $724,287, respectively.

Advertising costs

Advertising costs are expensed as incurred in accordance to the ASC 720-35 "Advertising Costs". Pursuant to ASC 720-35-25-5, costs of communication advertising are not incurred until the item or service has been received and shall not be reported as expenses before the item or service has been received, except as discussed in paragraph 340-20-25-2.

The Company incurred advertising costs of $2,972 and $601,133 for the years ended March 31, 2017 and 2016, respectively, which are included in selling expenses on the Company's consolidated financial statements.

Shipping and handling costs

The Company accounts for mailing and handling fees in accordance with the FASB Accounting Standards Codification ("ASC") 605-45 (Emerging Issues Task Force (EITF) Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs).  Amounts incurred by the Company for freight are included in selling expenses. For the years ended March 31, 2017 and 2016, the Company incurred $2,070,029 and $1,795,796 shipping and handling costs, respectively.

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

Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 – inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The Company has no financial assets or liabilities measured at fair value on a recurring basis.

Foreign currency translation

The accounts of the Company's Chinese subsidiary are maintained in RMB and the accounts of the U.S. companies are maintained in USD. The accounts of the Chinese subsidiary were translated into USD in accordance with Accounting Standards Codification ("ASC") Topic 830 "Foreign Currency Matters". According to Topic 830, all assets and liabilities were translated at the exchange rate on the balance sheet date; stockholders' equity is translated at historical rates and statement of comprehensive income items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC Topic 220, "Comprehensive Income." Gains and losses resulting from the foreign currency transactions are reflected in the statements of comprehensive income.

The following exchange rates were used to translate the amounts from RMB into United States dollars ("USD$") for the respective periods:

	March 31, 2017	March 31, 2016

Year End Exchange Rate (RMB/USD)	6.8993	6.4612
Average Period Exchange Rate (RMB/USD)	6.7287	6.3214

Recent accounting pronouncements

In January 2017, FASB issued ASU 2017-01, "Business Combinations (Topic 805) - Clarifying the Definition of a Business". The Board is issuing the amendments in this Update to clarify the definition of a business with the  objective of adding  guidance to assist entities with evaluating whether transactions should be accounted for as  acquisitions (or disposals) of assets or businesses.  The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The amendments in this Update affect all reporting entities that must determine whether they have acquired or sold a business.  Public business entities should apply the amendments in this Update to annual periods beginning after December 15, 2017, including interim periods within those periods. However, early application of the amendments in this Update if 1) For transactions for which the acquisition date occurs before the issuance date or effective date of the amendments, only when the transaction has not been reported in financial statements that have been issued or made available for issuance  2) For  transactions  in which a subsidiary is deconsolidated or a group of assets is derecognized that occur before the issuance date or effective date of the amendments, only when the transaction has not been reported in  financials.  The Company determined that its recent acquisition of the Acer Truncatum Industrial Project met the early application requirement  and decided to account for the acquisition in accordance with the FASB issued ASU 2017-01 "Business Combinations (Topic 805) - Clarifying the Definition of a Business".

In October 2016, FASB issued ASU 2016-16, "Income Taxes (Topic 740) - Intra-Entity Transfers of Assets Other Than Inventory". The core principle of this ASU is that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Consequently, the amendments in this Update eliminate the exception for an intra-entity transfer of an asset other than inventory.  The amendments in this Update align the recognition of income tax consequences for intra-entity transfers of assets other than inventory with International Financial Reporting   Standards   (IFRS).  For  public  business  entities,  the  amendments  in  this  Update  are  effective  for  annual  reporting  periods  beginning  after  December  15,  2017,  including  interim  reporting periods within those annual reporting periods. The Company is currently evaluating the potential impact of adopting this new standard on its consolidated statements and related disclosures.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This ASU supersedes most of the existing guidance on revenue recognition in Accounting Standards Codification ("ASC") Topic 605, Revenue Recognition and establishes a broad principle that would require an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this principle, an entity identifies the contract with a customer, identifies the separate performance obligations in the contract, determines the transaction price, allocates the transaction price to the separate performance obligations and recognizes revenue when each separate performance obligation is satisfied. The FASB has subsequently issued additional ASUs to clarify certain elements of the new revenue recognition guidance. The guidance is effective for fiscal years beginning after December 15, 2017, and is to be applied retrospectively using one of two transition methods at the entity's election. The full retrospective method requires companies to recast each prior reporting period presented as if the new guidance had always existed. Under the modified retrospective method, companies would recognize the cumulative effect of initially applying the standard as an adjustment to opening retained earnings at the date of initial application. Early adoption is permitted for fiscal years beginning after December 15, 2016.

In May 2016, FASB issued ASU 2016-12, "Revenue from Contracts with Customers (Topic 606) - Narrow-Scope Improvements and Practical Expedients". The update is to address certain issues identified by the FASB/IASB Joint Transition Resource Group for Revenue Recognition (TRG) in the guidance on assessing collectability,  presentation of  sales taxes, noncash consideration, and completed contracts and contract modifications at transition,  the  Board  decided to add a project to its technical agenda to improve Topic 606, Revenue from Contracts with Customers, by reducing: 1) The potential for diversity in practice at initial application 2) The cost and complexity of applying Topic 606 both at transition and on an ongoing basis. The amendments in this Update affect entities with transactions included within the scope of Topic 606.  The scope of that Topic includes entities that enter into contracts with customers to transfer goods or services (that are an output of the entity's ordinary activities) in exchange for consideration. The amendments to the recognition and measurement provisions of Topic 606 also affect entities with transactions included within the scope of Topic 610, Other Income. The amendments in this Update affect the guidance in Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective.  The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements for Topic 606 (and any other Topic amended by Update 2014-09). Accounting Standards Update No. 2015-14,   Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year. The Company is currently evaluating the potential impact of adopting this new standard on its consolidated statements and related disclosures.

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

NOTE 3 – OPERATING LEASES

On October 1, 2011, the Company entered into an agreement with Shandong Yongchuntang Bioengineering Co., Ltd. ("Shandong Yongchuntang") for the lease of one automobile. The lease term is from October 1, 2011 to September 30, 2021. The total lease payment of RMB131,468 (approximately USD19,055) was paid in full upon signing the lease agreement and is being amortized over the life of the lease.

On June 20, 2013, the Company entered into a Farmland Leasing Agreement with Shiqiao Village for the lease of 2,000Mu farmland for the development of the acer truncatum bunge planting bases. The lease term is from July 1, 2013 to June 30, 2043. The lease payment is RMB1, 000 (approximately USD 145) per Mu annually and is paid every five years in advance. The first lease payment was for the rents of the first five years in the amount of RMB10,000,000 (approximately USD 1.4 million), which was paid on July 10, 2013. On March 8, 2017, the Company returned 120Mu of the leased farmland to the lessor because the lessor needed to use the farmland for a strategic development project which is led by the local government. Based on the March 8, 2017 agreement between the Company and the lessor, the Company's remaining prepaid lease of RMB180,000 (approximately USD 26,090) for the 120Mu farmland will be used to reduce the next prepayment on the lease. The acer truncatum bunge plants on the 120Mu farmland were moved to a nearby location. As a result of this new agreement, the total leased farmland in Shiquiao Village is reduced to 1880Mu as of March 31, 2017.

On March 1, 2014, the Company entered into a Farmland Leasing Agreement with Zhongce No.4 Village for the lease of 200Mu farmland to the development of the acer truncatum bunge planting bases. The lease term is from March 1, 2014 to February 28, 2044. The lease payment is RMB1,000 (approximately USD 145) per Mu annually and is paid every five years in advance. The first lease payment was for the rents of the first five years in the amount of RMB1,000,000 (approximately USD140,000), which was paid on March 10, 2014.  The lease was terminated on April 1, 2017.  (See Note 15).

On January 7, 2015, the Company entered into a Farmland Leasing Agreement with a company, Shandong Wanziyuan Tourism Development Co. to lease 2,000Mu farmland for the development of the acer truncatum bunge planting bases. The lease term is from January 15, 2015 to December 31, 2029. The lease payment is RMB1, 000 (approximately USD 145) per Mu annually and is paid every five years in advance. The first lease payment was for the rents of the first five years in the amount of RMB10,000,000 (approximately USD1.4 million), which was paid on January 8, 2015.

On July 2, 2015, the Company entered into a Farmland Leasing Agreement with a Zhongce Shen Village for the lease of 2,000Mu farmland to the development of the acer truncatum bunge planting bases. The lease term is from July 2, 2015 to July 2, 2029. The lease payment is RMB1, 000 (approximately USD 145) per Mu annually and is paid every five years in advance. The first lease payment was for the rents of the first five years in the amount of RMB10,000,000 (approximately USD 1.4 million), which was paid on July 3, 2015.

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

The components of prepaid lease were as follows:

	As of March 31,
	2017		2016
	Current portion	Long-term	Current portion	Long-term
Shiqiao Village – 1880Mu	$289,884	$72,471	$309,540	$386,925
Shandong Wanziyuan – 2000Mu	289,884	507,298	309,540	851,235
Zhongce No. 4 Village – 200Mu	28,989	26,573	30,954	59,329
Zhongce Shen Village - 2000Mu	289,884	652,240	309,540	1,006,005
Total prepaid land lease	898,641	1,258,582	959,574	2,303,494
Shandong Yongchuntang - Automobile	1,906	6,670	2,035	9,156
Total prepaid lease	$900,547	$1,265,252	$961,609	$2,312,650

The prepaid lease is amortized over prepaid period based on straight-line method. The lease expenses for the years ended March 31, 2017 and 2016 were $923,380 and $903,778, respectively.

NOTE 4 - INVENTORIES

The components of inventories were as follows:

	March 31,	March 31,
	2017	2016
Raw materials	$1,276,254	$998,342
Packaging materials	476,803	145,860
Work-in-process	1,373,919	639,342
Finished goods	2,356,064	503,768
Total Inventories	$5,483,040	$2,287,312

No allowances for obsolete or unsalable inventories were made for the years ended March 31, 2017 and 2016.

NOTE 5 – PLANT, PROPERTY, AND EQUIPMENT, NET

The components of property and equipment were as follows:

	March 31,	March 31,
	2017	2016
Machinery and equipment	$2,254,813	$1,740,751
Office equipment	717,259	486,779
Building	12,401,320	12,605,012
Leasehold improvements	2,803,052	1,238,160
Subtotal	18,176,444	16,070,702
Less: Accumulated depreciation and amortization	(3,689,309)	(3,197,705)
Total plant, property and equipment, net	$14,487,135	$12,872,997

The depreciation and amortization expense of plant, property and equipment for the years ended March 31, 2017 and 2016 was $746,931 and $652,123, respectively.

NOTE 6 – DEVELOPMENT OF ACER TRUNCATUM BUNGE

Since July 2013, the Company has developed the acer truncatum bunge planting bases. As of March 31, 2017, the Company has completed planting of 6,080 Mu (1Mu is equal to approximately 666.67 square meters) at four leased farmlands. The Company accounts for the development costs of the planting in accordance to ASC 905. Pursuant to ASC 905-360-25-3, limited-life land development costs, direct and indirect development costs of orchards, groves, vineyards, and intermediate-life plants shall be capitalized during the development period. Development costs primarily include land development cost incurred for land leveling, irrigation, and fertilization, the purchase costs of acer truncatum bunge trees, and acer truncatum bunge planting fee. During the year ended March 31, 2017, approximately 2.2% of the acer truncatum bunge plants were dead or lost due to the weather, replanting of trees, relocating of trees, and other natural or technical reasons as per management's estimation.  An impairment of $986,406 was recorded during the year ended March 31, 2017.

NOTE 7 - INTANGIBLE ASSETS, NET

The intangible assets consist of the following:

	As of
	March 31, 2017	March 31, 2016
Land use right	$1,470,875	$1,570,605
Patent (non-US No. ZL200610068850.0)	6,667,343	7,119,421
Patent (non-US No. ZL200510045001.9)	8,986,419	9,595,741
Intangible assets for production and marketing of Yuanbaofen product	1,599,930	-
Less: Accumulated amortization	(6,681,809)	(5,990,620)
Intangible assets, net	$12,042,758	$12,295,147

(i)	Land Use Rights:

All land in the PRC is owned by the government and cannot be sold to any individual or company.  However, the government may grant a "land use right" for occupying, developing and using land. The Company records land use rights obtained as intangible assets at cost, which is amortized on the straight line method over the grant period of 50 years.

(ii)	Patents:

In March 2010, the Company purchased one patent use right from Shandong Yongchuntang.  The Company has exclusive right to use an aglycone type and purification method of biotransformation in the gingko product manufacturing process for a period of 20 years from the patent application date.  The patent was recorded at cost when purchased, and is being amortized over its remaining legal life, 16.5 years, which is shorter than its remaining useful life, on a straight-line basis.

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

One of the patents acquired in October 2011 is a Chinese herbal medicine compound to treat renal insufficiency and its preparation (ZL200710013301.8). The purpose of the acquisition was to increase the variety of the products which were made of pure Chinese herbals. The product was targeted to cure chronic renal insufficiency through strengthening the spleen, kidney and promoting blood circulation to dispel blood stasis. Lately, however, the same type of medicines with the similar therapeutic effect were also produced by other companies and appeared to be over supplied in the market.  In addition, due to the short supply of one core component – Sanqi, the cost of the production has been increasing.  The Company also found out certain deficiency in its product formulation which is needed to be improved.  However, the Company does not have plan to invest in such improvement because, since late 2014, it has shifted manufacturing focus from producing Chinese medicines for curing regular diseases to producing these for curing highly incidence of diseases such as cardiovascular disease.  Due to the reasons stated above, the Company decided to cease the further development of the product using this patent and the production of the medicine that uses this patent.

Pursuant to FASB ASC 350-30-50-3, the Company conducted its annual test for impairment on patent as of March 31, 2017 and 2016. At March 31, 2016, the Company estimated the future net undiscounted cash flows that are expected to be generated from the use of the patent and its eventual disposal. The Company determined that the fair value of one patent (ZL200710013301.8) is nil with no disposal cash inflow. Accordingly, the Company recorded the full impairment of the patent of $1,114,942 in the year ended March 31, 2016. No impairment of patents was recorded in the year ended March 31, 2017.

(iii)	A group of intangible assets for AcerTruncatum Industrial Project:

On March 18, 2017, the Company entered into an acquisition agreement (the "Agreement") with Shandong Yongchuntang to acquire a group of tangible and intangible assets for producing and marketing acer truncatum products. Pursuant to the Agreement, the Company agreed to transfer 3% equity of Shandong Spring to Shandong Yongchuntang in exchange for a group of research equipment and a group of intangible assets related to Acer Truncatum Industrial Project (the "Project). The group of the intangible assets includes a patent on the refinery process of the Acer Truncatum's seed oils, a trademark with the name of "Bao Feng San Yi", and certain related certifications.  The fair value of assets acquired is approximately $2,135,000. Approximately $532,000 was allocated to research equipment acquired and approximately $1,603,000 was allocated to intangible assets acquired. This acquisition is considered as an asset acquisition as per ASU 2017-01, "Business Combinations (Topic 805). The excess amount of consideration paid over the fair market value of assets acquired was $448,690 which was recorded as a reduction to the Company's equity. The tangible and intangible assets acquired related to the Project are being depreciated or amortized over the useful life of 3 to 10 years on a straight-line basis.

The amortization expense of land use right for the years ended March 31, 2017 and 2016 was $30,163 and $32,107, respectively.

The amortization expense of patent for the years ended March 31, 2017 and 2016 was $1,068,594 and $1,242,794, respectively.

NOTE 8 – SECURITY DEPOSIT
The security deposit – related party represents the deposit paid to Shandong Yongchuntang for using the direct-sales license issued to Shandong Yongchuntang.
The Company was permitted by Shandong Yongchuntang to sell Shandong Yongchuntang's products using the direct-sales license issued to Shandong Yongchuntang from July 1, 2015 to June 30, 2020. To ensure the appropriate use of the direct-sales license in the market, the Company provided a deposit of approximately $1,449,422 to Shandong Yongchuntang as a marketing deposit based on an agreement between the Company and Shandong Yongchuntang, which was signed on January 4, 2017. If no violations of rules or regulations related to the direct-sales occur during the contract period, the security deposit will be fully returned to the Company at the end of the contract period. The amount of security deposit is non-interest bearing and is not secured.
NOTE 9 - TAXES PAYABLE
Tax payable at March 31, 2017 and 2016 were as follows:

	As of
	March 31,	March 31,
	2017	2016
Corporate Income Tax	$1,382,382	$435,686
Value-Added Tax	576,086	273,317
Other Tax & Fees	69,722	30,065
Total Tax Payable	$2,028,190	$739,068

NOTE 10 - INCOME TAXES

China YCT and Landway Nano were incorporated in the United States of America and are subject to United States federal taxation. No provisions for income taxes have been made, as there was no taxable income from U.S. operations for the years ended March 31, 2017 and 2016. The Company has net loss carryforward of approximately $22,000 which will be expired in 2047. The Company has set up 100% valuation allowance on deferred tax assets resulting from net operation loss incurred in the U.S.

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
Should the Company's PRC subsidiaries distribute all their profits generated after December 31, 2007, the aggregate withholding tax amount will be $8,306,160 and $7,298,330 as of March 31, 2017 and 2016, respectively.
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
The reconciliation of income tax expense at the U.S. statutory rate of 35% to the Company's effective tax rate is as follows:

	Years Ended
	March 31,
	2017	2016

U.S. Statutory rate	$4,639,348	$3,940,231
Tax rate difference between China and U.S.	(1,327,739)	(1,125,780)
Change in valuation allowance	7,738	-
Permanent difference	(118,722)	26,584
Effective tax rate	$3,200,625	$2,841,035

The provisions for income taxes are summarized as follows:

	Years Ended
	March 31,
	2017	2016
Current	$3,520,126	$3,055,958
Deferred	(319,501)	(214,923)
Total	$3,200,625	$2,841,035

The tax effects of temporary differences that give rise to the Company's net deferred tax assets as of March 31, 2017 and 2016 are as follows:

	March 31,	March 31,
	2017	2016
Impairment loss	$240,504	$272,705
Revenue	181,166	-
Depreciation	50,514	-
Others	36,337	-
Loss carry forward	7,738	-
Less valuation allowance	(7,738)	-
Total net deferred tax assets	508,521	272,705

Revenue	-	(62,432)
Total deferred tax liabilities	-	(62,432)

Net deferred tax assets	$508,521	$210,273

NOTE 11 - STOCKHOLDERS' EQUITY

Stock Issued for compensation and service

On October 19, 2015, in accordance with the Company's agreement with an independent director, the Company issued 20,000 shares of common stock to one independent director, which were valued at $10,000 based on the quoted market price at issuance.

On April 19, 2016, in accordance with the Company's agreement with an independent director, the Company issued 43,478 shares of common stock to one independent director, which were valued at $10,609 based on the quoted market price at issuance date.

On March 10, 2017, in accordance with the Company's service agreement with an investor relations firm, the Company issued 25,000 shares of common stock to the firm for the services provided, which were valued at $11,500 based on the quoted market price at issuance date.

Noncontrolling interest

On March 18, 2017, the Company entered into an Acquisition Agreement on Acer Truncatum Industrial Project (the "Agreement") with Shandong Yongchuntang.  Pursuant to the Agreement, the Company agreed to transfer 3% equity of Shandong Spring in exchange for tangible and intangible assets related to the Acer Truncatum Industrial Project (the "Project"), which was owned by Shandong Yongchuntang. The assets acquired include research equipment, a patent on the refinery process of the Acer Truncatum's seed oils, a trademark with the name of "Bao Feng San Yi", and some relevant certifications issued to Shandong Yongchuntang.  (See NOTE 7).

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

The Company appropriated nil to the statutory reserve for the years ended March 31, 2017 and 2016, respectively.

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

The estimated fair value of the total granted stock options on the grant date was $529,100 which is being amortized over ten months period.  For the years ended March 31, 2017 and 2016, the amortization of stock-based compensation expense was $101,026 and $428,074, respectively. As of March 31, 2017, the total estimated fair value of the stock options in amount of $529,100 had been fully amortized. All stock options expired on May 30, 2016 and none of the vested stock options were exercised by the end of the option exercise date.

A summary of the changes in stock options outstanding under the Company's stock option plan for the years ended March 31, 2017 and 2016 is presented below:

Weighted
Average
Grant Date
	Shares	Fair Value

Options outstanding at March 31, 2015	-	$-
Granted	2,600,000	529,100
Exercised	-	-
Canceled	-	-
Expired	-	-
Options outstanding at March 31, 2016	2,600,000	$529,100

Granted	-	-
Exercised	-	-
Canceled	-	-
Expired	2,600,000	529,100
Options outstanding at March 31, 2017	-	$-

NOTE 12 - RELATED PARTY TRANSACTIONS AND BALANCES
Balances:
(i)	Security deposit - related party:

On January 4, 2017, the Company signed a supplemental agreement with Shandong Yongchuntang to make security deposit of $1,449,422. The amount is non-interest bearing and not secured. (See Note 8.)

(ii)	Amounts due to related party:

	As of March 31,
	2017	2016

Trade related balance	$706,048	$63,241

Trade related balance pertains to payable in respect of purchase of healthcare products from Shandong Yongchuntang. (See Note 13.)

Transactions:
(i)	Acquisition of assets

On March 18, 2017, 3% equity of Shandong Spring was transferred to Shandong Yongchuntang in exchange for tangible and intangible assets related to Acer Truncatum Industrial Project. (See Note 7 and Note 11.)

(ii)	Sales to related party
During the year ended March 31, 2017, the Company sold acer truncatum oil product to Shandong Yongchuntang for $134,413.
Contingency:
The Company is authorized by Shandong Yongchuntang to sell Shandong Yongchuntang's products using the direct-sales license issued to Shandong Yongchuntang.  As a condition for using the direct-sales license, the Company needs to make 20% sales increase each year based on the 95% of sales of the year 2014.  If the Company cannot meet this sales target in any year from April 1, 2017 to June 30, 2020, the Company needs to pay approximately $1.4 million as an annual fee for using the direct-sales license.  There is risk that the Company may fail to meet the sales target and may need to pay approximate $1.4 million in the subsequent years.

NOTE 13 - MAJOR CUSTOMERS AND VENDORS

The Company sold products mostly through ten distributors during the years ended March 31, 2017 and 2016. Sales to four distributors represented 18%, 13%, 12%, and 11% of total sales for the year ended March 31, 2017. Sales to two distributors represented 26% and 21% of total sales for the year ended March 31, 2016.

The Company sold 14 and 16 products during the years ended March 31, 2017 and 2016. Sales of three products represented 44%, 19%, and 14% of total sales for the year ended March 31, 2017.  Sales of three products represented 56%, 12%, and 10% of total sales for the year ended March 31, 2016.

The Company purchase products from Shandong Yongchuntang according to the purchase contract signed between the Company and Shandong Yongchuntang. Pursuant to the two year contract signed on February 26, 2015, the Company can purchase 10 products from Shandong Yongchuntang at fixed prices.  On June 25, 2015, the Company made an amendment to the two year contract.  Pursuant to the amended contract, the Company no longer purchases the 10 products included in the contract signed on February 26, 2015 and agreed to purchase 4 new products at fixed prices without changes in other terms of the previous contract.  On February 20, 2017, the Company renewed the purchase contract with Shandong Yongchuntang for a term of one year ending on February 25, 2018.  Pursuant to the renewed one year contract, the Company no longer purchases the 4 products included in the amended contract signed on June 25, 2015 and agreed to purchase 9 new products from Shandong Yongchuntang at fixed prices. Total purchases from Shandong Yongchuntang represented 36% and 35% of our total purchases during the years ended March 31, 2017 and 2016, respectively. The revenue from sale of products purchased from Shandong Yongchuntang represented 36% and 34% of total revenue for the years ended March 31, 2017 and 2016, respectively. The purchases from three other vendors represented 24%, 15%, and 12% of the Company's total purchases for the year ended March 31, 2017. The purchases from two other vendors represented 31% and 19% of the Company's total purchases for the year ended March 31, 2016.

NOTE 14 – FUTURE MINIMUM LEASE PAYMENTS

As of March 31, 2017, future minimum lease payments under the operating lease pursuant to the four Farmland Leasing Agreements were as follows:

Fiscal year ended March 31,	Shiqiao Village	Shandong Wanziyuan	Zhongce No. 4 Village	Zhongce Shen Village	Total Operating Leases
2018	$-	$-	$-	$-	$-
2019	1,336,367	-	-	-	1,336,367
2020	-	1,449,422	-	-	1,449,422
2021	-	-	-	1,449,422	1,449,422
2022	-	-	-	-	-
2023 and thereafter	5,449,828	1,159,538	-	1,159,538	7,768,904
Total minimum lease payments	$6,786,195	$2,608,960	$-	$2,608,960	$12,004,115

The lease of Zhongce No.4 Village farmland was terminated by the lessor on April 1, 2017. Therefore, there are no more future payments for the canceled lease of Zhongce No.4 Village farmland. (See Note 15.)

NOTE 15 – SUBSEQUENT EVENTS

On April 1, 2017, the Company entered an agreement with Zhongce No.4 Village to terminate the lease for the 200 Mu farmland because the parcel of farmland was recalled by local government for building a new urban district. Base on the agreement, the Company will (1) receive the refund of all the remaining prepaid lease payment of approximately $55,000 (2) receive a compensation of approximately $348,000 from the government for the early termination of the lease; (3) the Company can sell all of the acer truncatum bunge plants in this parcel of farmland.

On May 1, 2017, the Company signed two contracts with the third parties to sell all of the plants from the farmland for approximately $2 million. The total capitalized cost of the acer truncatum bunge planting in Zhongce No.4 Village farmland was approximately $1,490,000 as of March 31, 2017. In addition, the Company incurred approximately $238,000 expense to pack the plants for sale. The estimated net income from sale of acer truncatum bunge plants is approximately $272,000.

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

Management's Report on Internal Control over Financial Reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those internal controls as of March 31, 2017, using the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") Internal Control – Integrated Framework as a basis for our assessment.

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

As disclosed in our annual report on Form 10-K for the year ended March 31, 2017, we had identified the following material weakness in internal control over financial reporting:

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

As an interim solution, the Company engaged two part-time consultants who are qualified financial professionals. In addition, we require all of the accounting personnel in the accounting department take a minimum of 24 CPE credits annually with a focus on US GAAP and internal financial reporting standards. Therefore, management believes that we have remediated the weakness and can remove the assessment going forward. Our Chief Executive Officer and Chief Financial Officer concluded that we have remediated the weakness, and China YCT International Group's system of disclosure controls and procedures was not effective as of March 31, 2017 for the purposes described in this paragraph.
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

ITEM 9B                    OTHER INFORMATION

None.

PART III

ITEM 10.                    DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following individuals are the members of our Board of Directors and executive officers as of June 26, 2017.

Name	Age	Position with the Company
Yan Tinghe	62	Chairman, Chief Executive Officer
Chuanmin Li	52	Chief Financial Officer
Zhang Jirui	61	Director
Dong Li	29	Independent Director
Robert J. Fanella	66	Independent Director
Zhang Wengao	72	Independent Director
Sun Maogang	47	General Manager of Shandong Spring Pharmaceutical
Ding Xuzhong	45	Chief Marketing Officer
Zhang Qiang	45	Chief Administration Officer
Shao Zecheng	44	Vice President

All directors hold office until the next annual meeting of our shareholders and until their successors have been elected and qualify.  Officers serve at the pleasure of the Board of Directors.

Yan Tinghe. Mr. Yan has served as our Chairman and Chief Executive Officer since 2007. Mr. Yan has over twenty years of experience in corporate management within the food and food supplements industries. Mr. Yan founded Shandong Spring Pharmaceuticals, and he has served as its Chairman since January 2006. During the eight years prior to founding Shandong Spring Pharmaceutical, Mr. Yan was employed as the Chairman and General Manager of Shandong Yongchuntang Bioengineering Co., Ltd., which manufactures a wide variety of food supplements and is currently the exclusive supplier for Shandong Spring Pharmaceutical. During the period from 1988 to 1997. Mr. Yan served as Executive Vice President of Shishui Sanyin Company, and from 1985 to 1987 as Factory Director of Beijing Shishui Lianhe Preserved Fruits, both of which were multi-facility enterprises in the food industry.

Li Chuanmin. Mr. Li has been our Chief Financial Officer since 2005 and has been involved in corporate financial management and accounting for over 29 years. Since 2005, he has been employed as Chief Financial Officer of the Company's subsidiary, Shandong Spring Pharmaceutical Co., Ltd. From 2000 to 2005, Mr. Li was employed as Chief Financial Officer of Shandong Yongchuntang Biotechnology Co., Ltd. From 1998 to 2000, Mr. Li was a teacher at the Shandong Finance Institute. From 1990 to 1998, he was employed by an accounting firm in Jining City. In 1986, Mr. Li received a diploma from the Shandong Finance Institute.

Zhang Jirui. Mr. Zhang brings over twenty years of technical training to Shandong Spring Pharmaceutical, where he has been employed as Director since January 2006. During 2005, Mr. Zhang was the Manager of the International Market Department for Shandong Yongchuntang Bioengineering Co., Ltd., which manufactures a wide variety of food supplements and is currently the exclusive supplier for Shandong Spring Pharmaceutical. During the 22 years prior to joining Shandong Yongchuntang, Mr. Zhang was employed as an Instructor in the Shandong Chemical Engineering Vocational School.

Dong Li. Mr. Li has served on our Board of Directors since April 1, 2017. As a Director, Mr. Li focuses particularly on the Company's research and development. Mr. Li has successively served as a technician, the director of research and development, the technical director, and deputy general manager at Shandong Yongchuntang since November 2011, where he is in charge of the research, development and design of the products, network platform development, and technical service. He is also in charge of the Shandong Yongchuntang's logistics center, research and experimental center, and technical quality center. Previously, Mr. Li served as the server director at Shenzhen Sunshine Technology Co., Ltd from September 2009 to September 2011, where he was responsible for the operation and management of the server.  Mr. Li received his bachelor degree from Wuhan University of Science and Technology in Wuhan, China.

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

Sun Maogang. Mr. Sun has served as our general manager, deputy general manager, director of pharmaceutical production, quality management, marketing, for Shandong Spring Pharmaceutical Co., Ltd since 2006. Mr. Sun has been engaged in drug manufacturing for 20 years. From 1995 to 2000, he worked in the Sishui pharmaceutical factory in Shandong province. From 2001 to 2007, he worked in the department of pharmaceutical preparation in a hospital for the Chinese People's Liberation Army. Mr. Sun graduated from  the Shandong province county people college, where he majored  in Chinese Traditional Medicine and engineering.

Zhang Qiang. Mr. Zhang has served for Shandong Spring Pharmaceutical Co., Ltd., our 97% owned subsidiary, as its Chief Administrative Officer and Head of Human Resource since 2009. He has been involved with Human Resource management for over 10 years. From October 2003 to December 2008, he was employed by Shandong Huajin Group, Inc. as the Head of Administration. Mr. Zhang graduated from Shandong Economies College and is pursuing his Senior HR Manager Certificate.

Ding Xuzhong. Mr. Ding has been serving for Shandong Spring Pharmaceutical Co., Ltd., our 97% owned subsidiary, as its Chief Marketing Officer since 2008. He joined us in 2003, and was involved in our marketing development since then. Mr. Ding has over 20 years of experience on marketing, since he graduated from Shandong University in 1991, majoring in marketing.

Shao Zecheng. Mr. Shao has been involved with capital business for over 10 years. Since 2007 he has been employed as vice president of the Company's subsidiary, Shandong Spring Pharmaceutical Co., Ltd. From 1997 to 2007, Mr. Shao was employed as Minister of Korean Daewoo Group.  During the period, he successfully managed, designed and programmed 2 ERP projects and cooperated with the other departments of the company in the past years. All the projects were released on schedule, with high quality that helped the company's business growth. From 1994 to 1997, Mr. Shao was a computer engineer at the Shandong Huajin Group. In 1994, Mr. Shao received a diploma from the Shandong Teachers' University. In 2000, he received the Super Development Engineer Certificate for PoweBuilder in Sybase Center.

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

Section 16(a) Beneficial Ownership Reporting Compliance

None of the officers, directors or beneficial owners of more than 10% of the Company's common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended March 31, 2017.

ITEM 11.   EXECUTIVE COMPENSATION DISCUSSION AND ANALYSIS

Background and Compensation Philosophy

Our Compensation Committee consists of Robert J. Fanella, and Zhang Wengao, both independent directors. The Compensation Committee determined the compensation to be paid to our executive officers based on our financial and operating performance and prospects, the level of compensation paid to similarly situated executives in comparably sized companies, and contributions made by the officers' to our success. Each of the named officers will be measured by a series of performance criteria by the Board of Directors, or the compensation committee, on a yearly basis. Such criteria will be set forth based on certain objective parameters such as job characteristics, required professionalism, management skills, interpersonal skills, related experience, personal performance and overall corporate performance.

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

Base Salary

The annual compensation for Yan Tinghe and Li Chuanmin for the year ended March 31, 2017 was RMB300,000 (USD44,585) and RMB200,000 (USD29,723) respectively. All such amounts were paid in cash. The base salary reflects each executive's skill set and the market value of that skillset as determined by our Board of Directors and/or our executive officers.

Bonuses

For the year ended March 31, 2017, Yan Tinghe and Li Chuanmin did not receive cash bonuses.

Equity Awards

There were no stock options granted to the executive officers during the year ended March 31, 2017.

 On June 16, 2015, the Board of Directors granted stock options to purchase 100,000 shares of common stock to each of Tinghe Yan and Chuanmin Li.  The grants were part of a grant of options to purchase a total of 2,600,000 shares of common stock to management of the Company.  The options have a term of ten months and an exercise price of $0.40 per share.  The options expired in May 2016.

SUMMARY COMPENSATION TABLE

The following table sets forth all compensation awarded to, earned by, or paid by the Company and its subsidiaries to our Chief Executive Officer and Chief Financial Officer, during the past three fiscal years. There were no executive officers whose total salary and bonus for the fiscal year ended March 31, 2017 exceeded $100,000.

	Fiscal Year	Salary	Bonus	Stock Awards	Option Awards	Other Compensation
Yan Tinghe, CEO	2017	$44,585	0	0	0	0
	2016	$49,019	0	0	0	0
	2015	$49,019	0	0	0	0

Chuanmin Li, CFO	2017	$29,723	0	0	0	0
	2016	$32,679	0	0	0	0
	2015	$32,679	0	0	0	0

The total amount of the compensation in the form of shares of common stock to the independent directors was approximately $10,000 for the year ended March 31, 2017.

The Board of Directors agreed to issue to Dr. Bai Junying and Zhang Wengao, upon commencement of their service in 2009 and on each anniversary of his commencement date common shares with a market value equal to $10,000 cash plus $25,000 in the form of restricted shares of common stock. There were no common shares paid for the year ended March 31, 2017.

The Board of Directors agreed to issue to Mr. Robert J. Fanella, upon commencement of his service in 2009 and on each anniversary of his commencement date, common shares with a market value equal to $15,000 cash plus $40,000 in the form of restricted shares of common stock. Starting from April 8, 2013, the commission structure for Mr. Fanella has been changed to $7,500 cash plus $20,000 in the form of restricted shares of comment stock. There were 43,478 restricted shares issued during the year ended March 31, 2017.

The compensation paid to the independent directors during the fiscal year ended March 31, 2017 was as follows: Robert J. Fanella: $27,500; Wengao Zhang: $10,000.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information known to us with respect to the beneficial ownership of our 29,789,168 outstanding shares of common stock as of June 28, 2017 regarding the following:
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

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)		Percentage of Class
Yan Tinghe	9,653,689	(3)	32.40%
Zhang Jirui	1,427,782		4.77%
Robert J. Fanella	300,595		1.01%
Zhang Wengao	12,500		*
All officers and directors as a group (6 persons)	11,394,566	(3)	38.25%

(1)	Except as otherwise noted, each shareholder's address is c/o Shandong Spring Pharmaceutical Co., Ltd., Economic Development Zone, Gucheng Road, Sishui County, Shandong Province, P.R. China.
(2)	Except as otherwise noted, all shares are owned of record and beneficially.
(3)	On June 15, 2015, the Board of Directors approved stock options to purchase 100,000 shares of common stock to Yan Tinghe. The options are exercisable commencing 10 months after grant for a period of five business days at an exercise price of $0.40 per share. The number of shares owned by Yan Tinghe and all officers and directors as a group do not include such 100,000 options.
* Indicate less than 0.01%

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships

None of our officer and directors has engaged in any transaction with China YCT International Group or Shandong Spring Pharmaceutical during the past two fiscal years that had a transaction value in excess of $60,000.

On March 18, 2017, we entered into an Acquisition Agreement on Acer Truncatum Industrial Project with Shandong Yongchuntang.  Pursuant to the Agreement, we issued three percent of the equity of Shandong Spring Pharmaceutical in exchange for tangible and intangible assets related to the Acer Truncatum Industrial Project. Shandong Yongchuntang also received the right to nominate one director to our Board of Directors.  It designated Mr. Dong Li to serve on the Company's Board of Directors on April 1, 2017. In addition, for the year ended March 31, 2017, we purchased RMB 80.2 million (approximately $11.9 million) in health care products from Shandong Yongchuntang,
Director Independence
The following members of our Board of Directors are independent, as "independent" is defined in the rules of the NASDAQ Stock Market: Robert J. Fanella, Zhang Wengao, and Dong Li.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

PARITZ & COMPANY, P.A. billed $100,000 and $100,000 to the Company during fiscal year ending March 31, 2017 and 2016 for assurance and related services that are reasonably related to the performance of the fiscal 2017 and fiscal 2016 audits.

Tax Fees

PARITZ & COMPANY, P.A. billed $0 and $0 to the Company during fiscal year ending March 31, 2017 and 2016 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

PARITZ & COMPANY, P.A. billed $0 and $0 to the Company in fiscal year ending March 31, 2017 and 2016 for services not described above.

It is the policy of the Company that all services other than audit, review or attest services must be pre-approved by the Board of Directors. No such services have been performed by PARITZ & COMPANY, P.A. during the fiscal years ending on March 31, 2017 and 2016.

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

10.1	English Translation of Patent Transfer Agreement between Shandong Spring and Shandong Yongchuntang, filed as an exhibit to the Company's Annual Report on Form 10-K/A filed on June 8, 2012

10.2	English Translation of Distribution Agreement between China YCT and Shandong Yongchuntang, filed as an exhibit to the Company's Annual Report on Form 10-K/A filed on June 8, 2012

10.3	English Translation of Form of Distribution Agreement between China YCT and Feng Libin, filed as an exhibit to the Company's Annual Report on Form 10-K/A filed on June 8, 2012

10.4	English Translation of Loan Agreement between China YCT and Shandong Yongchuntang, filed as an exhibit to the Company's Annual Report on Form 10-K/A filed on June 8, 2012

10.5	English Translation of Loan Agreement between China YCT and Changchun Paper, filed as an exhibit to the Company's Annual Report on Form 10-K/A filed on June 8, 2012

10.6	English Translation of Employment Agreement between Shandong Spring and Hanwei Zhou as General Manager ,filed as an exhibit to the Company's Annual Report on Form 10-K/A filed on June 8, 2012

10.7	English Translation of Employment Agreement between China YCT and Chuanmin Li as CFO, filed as an exhibit to the Company's Annual Report on Form 10-K/A filed on June 8, 2012

10.8	English Translation of Employment Agreement between China YCT and Dailong Li as CTO, filed as an exhibit to the Company's Annual Report on Form 10-K/A filed on June 8, 2012

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

10.12	Termination Agreement, dated as of October 29, 2012, by China YCT International Group, Inc. and L.Y. Research Corporation, Filed as an exhibit to the Company's report on Form 8-K on January 16, 2013

10.13	Payment Agreement, dated as of January 1, 2013 between Shandong Spring and Jining Tianruitong Corporation. Filed as an exhibit to the Company's report on Form 10-K filed on June 29, 2014

10.14	Renewal of the Purchase and Sale Contract with Shandong Yongchuntang dated as of February 26, 2015 filed as an exhibit to the Company's Report on Form 10-Q filed on November 16, 2015

10.15	Acer Truncatum Industrial Project Acquisition Agreement with Shandong Yongchuntang dated as of March 18, 2017 filed as an exhibit to the Company's Report on Form 8-K filed on March 28, 2017

10.16	Renewal of the Purchase and Sale Contract with Shandong Yongchuntang dated as of February 20, 2017

14.1	China YCT International Group Code of Ethics (previously filed)

14.2	Charter for the Audit Committee (previously filed)

14.3	Charter for the Governance and Nominating Committee (previously filed)

21.1	Subsidiaries of the registration (previously filed)

31.1	Rule 13a-14(a) Certificate – CEO

31.2	Rule 13a-14(a) Certificate – CFO

32	Certificate pursuant to 18 U.S.C. ss. 1350

101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*

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

CHINA YCT INTERNATIONAL GROUP, LTD.
By:

/s/ Yan Tinghe	June 29, 2017
Yan Tinghe Chief Executive Officer (Principal Executive Officer)

/s/ Li Chuanmin	June 29, 2017
Li Chuanmin Chief Financial Officer (Principal Financial Officer)

In accordance with the Exchange Act, this Report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Yan Tinghe	June 29, 2017
Yan Tinghe, Director
Chief Executive Officer

/s/ Li Chuanmin	June 29, 2017
Li Chuanmin,
Chief Financial Officer

/s/ Robert Fanella	June 29, 2017
Robert J. Fanella
Director

/s/ Zhang Wengao	June 29, 2017
Zhang Wengao
Director

/s/ Zhang Jirui	June 29, 2017
Zhang Jirui
Director

/s/ Dong Li	June 29, 2017
Dong Li
Director