Form 10-Q
period 2017-06-30
China YCT International Group, Inc.
filed 2017-08-14
CIK 847464

UNITED STATES
SECURITIES AND EXCHANGE
 COMMISSION WASHINGTON, D.C.
20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 7(a)(2)(B) of the Securities Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of shares outstanding of the issuer's common stock on August 11, 2017 was 29,789,168.

CHINA YCT INTERNATIONAL GROUP, INC.

Table of Contents

Page

Consolidated Balance Sheets as of June 30, 2017 and March 31, 2017 (Unaudited)	F1

Consolidated Statements of Comprehensive Income (Loss) for the Three Months Ended June 30, 2017 and 2016 (Unaudited)	F2

Consolidated Statements of Cash Flows for the Three Months Ended June 30, 2017 and 2016 (Unaudited)	F3

Notes to Consolidated Financial Statements (Unaudited)	F4-F9

CHINA YCT INTERNATIONAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	JUNE 30, 2017	MARCH 31, 2017

Assets
Current assets:
Cash and cash equivalents	$14,892,871	$10,308,622
Accounts receivable	63,254	1,134,967
Inventories	3,241,402	5,483,040
Purchase deposit to related party	1,318,791	-
Purchase deposit to vendors	-	650,790
Prepaid leases – current portion	869,914	900,547
Total current assets	20,386,232	18,477,966

Prepaid leases	1,066,180	1,265,252
Development cost of acer truncatum bunge planting	42,531,408	42,055,972
Plant, property, and equipment, net	16,568,367	14,487,135
Intangible assets, net	11,951,219	12,042,758
Deferred tax assets	348,585	508,521
Security deposit to related party	1,476,145	1,449,422
Total assets	$94,328,136	$90,287,026

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable to related party	$-	$706,048
Accounts payable and other accrued expenses	297,206	251,307
Taxes payable	1,146,320	2,028,190
Total current liabilities	1,443,526	2,985,545

Stockholders' Equity
Preferred stock, par value $500 per share; 45 shares authorized, issued and outstanding at June 30, 2017 and March 31, 2017	22,500	22,500
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 29,789,168 shares issued and outstanding at June 30, 2017 and March 31, 2017	29,789	29,789
Additional paid-in capital	4,322,838	4,322,838
Statutory reserve	1,828,504	1,828,504
Retained earnings	86,871,403	83,061,604
Accumulated other comprehensive loss	(2,779,830)	(4,386,845)
Total stockholders' equity attributable to the Company	90,295,204	84,878,390
Noncontrolling interest	2,589,406	2,423,091
Total stockholders' equity	92,884,610	87,301,481
Total liabilities and stockholders' equity	$94,328,136	$90,287,026
The accompanying notes are an integral part of these consolidated financial statements.

CHINA YCT INTERNATIONAL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	THREE MONTHS ENDED JUNE 30,
	2017	2016

Sales	$17,134,865	$9,712,495
Cost of Goods Sold (including $4,288,935 and $1,743,479 from a related party for the three months ended June 30, 2017 and 2016, respectively)	10,287,148	5,912,261
Gross profit	6,847,717	3,800,234
Operating expenses
Selling expenses	1,236,292	747,880
General and administrative expenses	908,405	850,357
Research and development expenses	64,378	69,160
Total operating expenses	2,209,075	1,667,397
Income from operations	4,638,642	2,132,837
Gain on disposal of acer truncatum bunge plants	573,092	-
Interest income	25,103	15,422
Income before income tax provision	5,236,837	2,148,259
Income tax provision	1,309,209	572,724
Net income	3,927,628	1,575,535
Less: Net income attributable to noncontrolling interest	117,829	-
Net income attributable to the Company	3,809,799	1,575,535
Other comprehensive income (loss):
Foreign currency translation adjustment	1,655,501	(2,085,188)
Comprehensive income (loss)	5,583,129	(509,653)
Less: Comprehensive income attributable to noncontrolling interest	166,315	-
Comprehensive income (loss) attributable to the Company	$5,416,814	$(509,653)

Earnings per common share
Basic and Diluted	$0.13	$0.05

Weighted average number of common shares outstanding
Basic and Diluted	29,789,168	29,755,568

The accompanying notes are an integral part of these consolidated financial statements.

CHINA YCT INTERNATIONAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	THREE MONTHS ENDED JUNE 30,
	2017	2016
Cash Flows From Operating Activities:
Net income	$3,927,628	$1,575,535
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of plant, property and equipment	287,248	176,525
Amortization of intangible assets	309,948	282,974
Amortization of prepaid leases	210,588	237,807
Issuance of common shares for services	-	10,609
Stock-based compensation expenses	-	101,026
Deferred taxes	167,355	(18,630)
Gain on disposal of acer truncatum bunge plants	(573,092)	-
Changes in operating assets and liabilities:
Advance payment to vendors	655,130	-
Inventory	2,315,657	(12,762)
Accounts receivable	1,080,011	88,876
Cancellation of lease	55,932	-
Taxes payable	(908,641)	195,296
Purchase deposit and accounts payable to related party, net	(2,014,308)	109,922
Accounts payable and other accrued expenses	40,790	(45,457)
Net cash provided by operating activities	5,554,246	2,701,721

Cash Flows From Investing Activities:
Acquisition of property, plant and equipment	(2,080,416)	(639,877)
Proceeds from disposal of acer truncatum bunge plants	2,084,706	-
Development cost of acer truncatum bunge planting	(1,215,128)	(474,608)
Net cash used in investing activities	(1,210,838)	(1,114,485)

Effect of exchange rate changes on cash and cash equivalents	240,841	(219,655)
Net increase in cash and cash equivalents	4,584,249	1,367,581
Cash and cash equivalents at beginning of period	10,308,622	7,639,084
Cash and cash equivalents at end of period	$14,892,871	$9,006,665

Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$-	$-
Income taxes	$1,389,829	$531,488

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

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2017 and the results of operations and cash flows for the periods ended June 30, 2017 and 2016. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three months ended June 30, 2017 are not necessarily indicative of the results to be expected for any subsequent periods or for the entire year ending March 31, 2018. The balance sheet on March 31, 2017 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended March 31, 2017 as included in our Annual Report on Form 10-K.

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

The following exchange rates were used to translate the amounts from RMB into United States dollars ("USD$") for the respective periods:
	June 30	June 30
	2017	2016
Period End Exchange Rate (RMB/USD)	6.7744	6.6312
Average Period Exchange Rate (RMB/USD)	6.8536	6.5317

 Recent accounting pronouncements

The Company's management has evaluated all the recently issued accounting pronouncements during the quarter ended June 30, 2017 and does not believe that they will have a material effect on the Company's consolidated financial position and results of operations.

NOTE 3 - INVENTORIES

The components of inventories were as follows:

	June 30,	March 31,
	2017	2017
Raw materials	$1,196,558	$1,276,254
Packaging materials	418,148	476,803
Work-in-process	683,124	1,373,919
Finished goods	943,572	2,356,064
Total inventories	$3,241,402	$5,483,040

NOTE 4 – PLANT, PROPERTY, AND EQUIPMENT, NET

The components of property and equipment were as follows:

	June 30,	March 31,
	2017	2017
Machinery and equipment	$3,336,425	$2,254,813
Office equipment	713,754	717,259
Building	12,629,964	12,401,320
Leasehold improvements	3,936,159	2,803,052
Subtotal	20,616,302	18,176,444
Less: Accumulated Depreciation & Amortization	(4,047,935)	(3,689,309)
Total plant, property and equipment, net	$16,568,367	$14,487,135

The depreciation and amortization expense for the three months ended June 30, 2017 and 2016 was $287,248 and $176,525, respectively.

NOTE 5 – DEVELOPMENT OF ACER TRUNCATUM BUNGE

Development costs primarily include land development cost incurred for land leveling, irrigation, and fertilization, the purchase costs of acer truncatum bunge trees, and acer truncatum bunge planting fee.

Since July 2013, the Company has developed the acer truncatum bunge planting bases. As of March 31, 2017, the Company had completed planting of 6,080 Mu (1Mu is equal to approximately 666.67 square meters) at four leased farmlands. On April 1, 2017, the Company entered an agreement with Zhongce No.4 Village to terminate the lease for the 200 Mu farmland because the parcel of farmland was recalled by local government for building a new urban district. Base on the agreement, the Company received the refund of all the remaining prepaid lease payment of approximately $56,000 (RMB383,333) and a compensation of approximately $350,000 (RMB2,400,000) from the government for the early termination of the lease.  On May 1, 2017, the Company signed two contracts with the third parties to sell all of the plants from the farmland for approximately $1,974,000 (RMB13,527,000). The total capitalized cost of the acer truncatum bunge planting in Zhongce No.4 Village farmland was approximately $1,512,000 (RMB10,360,000). In addition, the Company incurred approximately $239,000 (RMB1,639,260) expense to pack the plants for sale. The gain from disposal of acer truncatum bunge plants was approximately $573,000. As a result of the lease termination, the Company's acer truncatum bunge planting acreage has reduced to 5,880 Mu at June 30, 2017 from 6,080 Mu at March 31, 2017.

NOTE 6 - TAXES PAYABLE

Taxes payable at June 30, 2017 and March 31, 2017 were as follows:

	As of
	June 30,	March 31,
	2017	2017
Corporate income tax	$1,156,996	$1,382,382
Value-added tax	(10,676)	576,086
Other tax and fees	-	69,722
Total tax payable	$1,146,320	$2,028,190

NOTE 7 - INCOME TAXES

China YCT and Landway Nano were incorporated in the United States of America and are subject to United States federal taxation. No provisions for income taxes have been made, as there was no taxable income from U.S. operations for the three months ended June 30, 2017 and 2016. The Company has net loss carryforward of approximately $22,000 which will be expired in 2047. The Company has set up 100% valuation allowance on deferred tax assets resulting from net operation loss incurred in the U.S.

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

Should the Company's PRC subsidiaries distribute all their profits generated after December 31, 2007, the aggregate withholding tax amount will be $8,687,140 and $8,306,160 as of June 30, 2017 and March 31, 2017, respectively.

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

The reconciliation of income tax expense at the U.S. statutory rate of 35% to the Company's effective tax rate is as follows:

	Three Months Ended
	June 30,
	2017	2016

U.S. Statutory rate	$1,832,893	$751,891
Tax rate difference between China and U.S.	(523,684)	(214,826)
Permanent difference	-	35,659
Effective tax rate	$1,309,209	$572,724

The provisions for income taxes are summarized as follows:

	Three Months Ended
	June 30,
	2017	2016
Current	$1,141,854	$591,354
Deferred	167,355	(18,630)
Total	$1,309,209	$572,724

NOTE 8 - RELATED PARTY TRANSACTIONS AND BALANCES

Balances:

(i)	Security deposit to related party:
The security deposit - related party of $1,476,145 represents the deposit paid to Shandong Yongchuntang Bioengineering Co. Ltd. ("Shandong Yongchuntang") on January 4, 2017 for using the direct-sales license issued to Shandong Yongchuntang. The amount is non-interest bearing and not secured. Shandong Yongchuntang owns 3% equity of Shandong Spring.

(ii)	Trade related balance with related party:

On June 30, 2017, purchase deposit to related party of $1,318,791 pertains to purchase deposit paid in respect of purchase of healthcare products from Shandong Yongchuntang.

On March 31, 2017, accounts payable balance of $706,048 pertains to payable in respect of purchase of healthcare products from Shandong Yongchuntang.

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

NOTE 9 - MAJOR CUSTOMERS AND VENDORS

The Company sold products through ten distributors during the three months ended June 30, 2017 and 2016. Sales to four distributors represented 19%, 16%, 11% and 11% of total sales for the three months ended June 30, 2017. Sales to three distributors represented 23%, 16%, and 14% of total sales for the three months ended June 30, 2016.

The Company sold 10 and 6 products during the three months ended June 30, 2017 and 2016, respectively. Sales of four products represented 37%, 17%, 11%, and 11% of total sales for the three months ended June 30, 2017.  Sales of three products represented 53%, 15%, and 14% of total sales for the three months ended June 30, 2016.

The Company purchases its products from Shandong Yongchuntang according to the purchase contract signed between the Company and Shandong Yongchuntang. Pursuant to the renewed one year contract dated February 20, 2017, the Company agreed to purchase 9 products from Shandong Yongchuntang at fixed prices. Total purchases from Shandong YCT represented 54% and 33% of our total purchases during the three months ended June 30, 2017 and 2016, respectively. The purchases from two other vendors represented 19% and 14% of the Company's total purchases for the three months ended June 30, 2017. The purchases from three other vendors represented 23%, 18%, and 14% of the Company's total purchases for the three months ended June 30, 2016.

NOTE 10 – SUBSEQUENT EVENTS

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

Results of Operations

The following table sets forth information from our statements of comprehensive income (loss) for the three months ended June 30, 2017 and 2016, in dollars:

	Three Months Ended
	June 30,		$	%
	2017	2016	Change	Change
Sales	17,134,865	9,712,495	7,422,370	76.4%
Cost of Goods sold	(10,287,148)	(5,912,261)	(4,374,887)	74.0%
Gross Profit	6,847,717	3,800,234	3,047,483	80.2%
Operating Expenses	(2,209,075)	(1,667,397)	(541,678)	32.5%
Operating Income	4,638,642	2,132,837	2,505,805	117.5%
Interest Income	25,103	15,422	9,681	62.8%
Gain on Disposal of Acer Truncatum Bunge Plants	573,092	-	573,092	100.0%
Income Tax Provision	(1,309,209)	(572,724)	(736,485)	128.6%
Net Income	3,927,628	1,575,535	2,352,093	149.3%
Comprehensive Income (Loss)	5,583,129	(509,653)	6,092,782	(1,195.5)%

Revenue

During the three months ended June 30, 2017, we realized $17,134,865 in revenue, representing an increase of 76.4% or $7,422,370 as compared to $9,712,495 for the same period in 2016.  The increase in revenue in RMB was 85.1% as compared to the three months ended June 30, 2016, but 8.7% of the increase was offset by fewer USD converted from RMB due to a significant RMB depreciation occurred in the three months ended June 30, 2017, compared with the same period in 2016. The total 85.1% revenue increase in RMB was due to the increased sales of health care products, acer truncatum bunge seed oil, and Huoliyuan Capsule.

Part of our revenues was generated by us as the distributor for the health care products manufactured by Shandong Yongchuntang. We purchase products from Shandong Yongchuntang according to the purchase contract signed between the Company and Shandong Yongchuntang. On February 20, 2017, the Company renewed the purchase contract with Shandong Yongchuntang for a term of one year ending on February 25, 2018.  Pursuant to the renewed one year contract, the Company agreed to purchase 9 new products from Shandong Yongchuntang at fixed prices. During the three months ended June 30, 2017, 45.8% of our total revenue was generated as the distributor of Shandong Yongchuntang, compared to 32.8% during the three months ended June 30, 2016.  For the three months ended June 30, 2017, our revenue from sales of the health care products was $7,845,001, representing an increase of 146.4% or $4,660,662 as compared to $3,184,339 for the same period in 2016.  The revenue from sales of health care products measured in RMB was increased by 158.5% but was offset by 12.1% decrease due to fewer USD converted from RMB because a significant RMB depreciation occurred during the three months ended June 30, 2017 compared with the same period in 2016. The significant increase in sales of the health care products in RMB was primarily due to the growth of our customer basis and the internet direct-sales.

The sales of Huoliyuan Capsule accounted for 37.3% of our revenue during the three months ended June 30, 2017, compared to 52.7% during the three months ended June 30, 2016. The decrease in the sales of Huoliyuan Capsule over our total revenue is primarily due to the sales growth of Huoliyuan Capsule being slower than the sales growth of health care products and acer truncatum bunge seed oil. The sales of the Huoliyuan Capsule during the three months ended June 30, 2017 were $6,395,042, an increase of 24.9% or $1,276,023 as compared to the three months ended June 30, 2016. The revenue from sales of  Huoliyuan Capsule denominated in RMB was increased by 31.1%, but was offset by 6.2% decrease due to fewer USD converted from RMB because a significant RMB depreciation occurred during the three months ended June 30, 2017 compared with the same period in 2016. The increase in sales of Huoliyuan Capsule in RMB was primarily due to the stabilization of the market competition.

Since July 2015, the Company has produced Acer truncatum Bunge Seed Oil and sold the product to customers through its distributors.  The Acer truncatum Bunge Seed Oil was extracted from the acer truncatum pods that were purchased from third party vendors.  Our self-grown acer truncatum pods will not be ready to be used for production until approximately the fall of 2018. During the three months ended June 30, 2017, 16.9% of our total revenue was generated from the sales of acer truncatum oil products, compared to 14.5% during the same period in 2016. During the three months ended June 30, 2017, the sales of acer truncatum bunge seed oil was $2,894,822, representing an increase of 105.4% or $1,485,685 compared to $1,409,137 for the same period in 2016. The significant increase in sales of acer truncatum oil products in RMB was primarily due to the increased promotion of our acer truncatum bunge seed oil by organizing conferences to introduce the features and benefits of the product to our distributors and customers.

The following is the sales breakdown by products during the three months ended June 30, 2017 and 2016:

	For the Three Months Ended June 30,
	2017		2016
Health care supplements	7,845,001	45.8%	3,184,339	32.8%
Drugs (Huoliyuan Capsule)	6,395,042	37.3%	5,119,019	52.7%
Acer truncatum oil	2,894,822	16.9%	1,409,137	14.5%
Total	17,134,865	100%	9,712,495	100%

Cost of Goods Sold

Our costs of revenue were comprised primarily of the cost of finished goods we purchased from Shandong Yongchuntang, the raw materials we purchased from third party vendors, and the manufacturing costs of acer truncatum bunge seed oil, and Huoliyuan Capsule. The cost of manufacturing Huoliyuan Capsule was approximately 42.2% and 57.5% of the total cost of goods sold during the three months ended June 30, 2017 and 2016, respectively. The cost of manufacturing acer truncatum bunge seed oil was approximately 15.6% and 12.6% of the total cost of goods sold during the three months ended June 30, 2017 and 2016, respectively.

During the three months ended June 30, 2017, our cost of goods sold totaled $10,287,148, representing an increase of $4,374,887 or 74.0% as compared to $5,912,261 during the three months ended June 30, 2016. The cost of goods sold, in RMB, increased by 82.6%, in which 8.6% was offset by fewer USD converted from RMB due to a significant RMB depreciation during the three months ended June 30, 2017 compared with the same period in 2016. The percentages of the costs of goods sold to total revenues decreased slightly from 60.9% for the three months ended June 30, 2016 to 60.0% for the three months ended June 30, 2017.

Gross Profit

Gross profit for the three months ended June 30, 2017 was $6,847,717, an increase of 80.2% or $3,047,483 as compared to the same period for the prior year. The overall gross profit as a percentage of net revenues was approximately 40.0% for the three months ended June 30, 2017, a slight increase from 39.1% for the same period of 2016. The gross profit as percentage of net revenues for the health care products was approximately 44.7% for the three months ended June 30, 2017, a slight increase from 44.4% for the same period of 2016.  The gross profit as percentage of net revenues for Huoliyuan was approximately 32.1% for the three months ended June 30, 2017, decreased from 33.6% for the same period of 2016. The gross profit as percentage of net revenues for acer truncatum bunge seed oil was approximately 44.5% for the three months ended June 30, 2017, decreased from 47.2% for the same period of 2016. The lower gross profit as percentage of net revenue for Huoliyuan during the three months ended June 30, 2017 was due to the increased raw material and manufacturing costs. The lower gross profit as percentage of net revenue for the acer truncatum bunge seed oil during the three months ended June 30, 2017 was primarily due to the increased raw material cost.

The comparison of the gross profits for the three months ended June 30, 2017 and 2016 as follows:

	June 30, 2017	Gross Profit Margin	June 30, 2016	Gross Profit Margin	Change in $	Variance
Health care supplements	3,508,114	44.7%	1,414,571	44.4%	2,093,543	148.0%
Drugs (Huoliyuan Capsule)	2,051,767	32.1%	1,720,074	33.6%	331,693	19.3%
Acer truncatum oil	1,287,836	44.5%	665,589	47.2%	622,247	93.5%
Total	6,847,717	40.0%	3,800,234	39.1%	3,047,483	80.2%
Research and Development Expenses

Our R&D expenses for the three months ended June 30, 2017 were $64,378 or approximate 0.4% of total corresponding revenue, a decrease of $4,782 or 6.9%, as compared to $69,160 or approximately 0.7% of total corresponding revenue for the three months ended June 30, 2016.

Our long-term goal is to utilize advanced biological technology to refine and extract the beneficial compounds in plants that have traditionally been known to have medicinal benefits, primarily gingko and acer trunkatum bunge plants. As of June 30, 2017, we had 27 staff in R&D department.

Operating expenses

Our selling expenses consist primarily of sales commissions, advertising and promotion expenses, freight charges and related compensation. Our selling expenses for the three months ended June 30, 2017 were $1,236,292 or 7.2% of our total revenue for the period, representing slight decrease on the percentage of total revenue from 7.7% for the prior year's quarter ended June 30, 2016. Our selling expenses for the three months ended June 30, 2017 increased by 65.3% or $488,412 as compared to the same period in the prior year. There was 73.5% increase in selling expenses in RMB but was offset by 8.2% due to depreciation in RMB occurred during the three months ended June 30, 2017, compared with the prior year's quarter ended June 30, 2016. The increase in selling expenses was primarily due to the increase in shipping cost and sales commission as a result of increased sales.

Our G&A expenses for the three months ended June 30, 2017 were $908,405 or 5.3% of our total revenue for the period, representing a decrease on the percentage of total revenue from 8.8% for the prior year's quarter ended June 30, 2016.  Our G&A expenses for the three months ended June 30, 2017 increased by 6.8% or $58,048 as compared to the same period in the prior year.  There was 12.1% increase in G&A expenses in RMB but was offset by 5.3% due to depreciation in RMB occurred during the three months ended June 30, 2017, compared with the prior year's quarter ended June 30, 2016. The increase in G&A expenses was primarily due to the increase in depreciation and amortization expenses.

Net Income

As a result of above, during the three months ended June 30, 2017, we realized net income of $3,927,628, representing a 149.3% or $2,352,093 increase, compared to $1,575,535 during the three months ended June 30, 2016. The increase was mainly due to the higher revenue from sales of all of our products and the gain from disposal of acer truncatum bunge plants.

Income Taxes

Income tax expense increased by $736,485 during the three months ended June 30, 2017, as compared to the prior quarter ended June 30, 2016, as a result of the increase in income from operation and the gain from disposal of acer truncatum bunge plants.

Comprehensive Income (Loss)

Our business operates entirely in Chinese RMB, but we report our results in our SEC filings in U.S. Dollars. The conversion of our accounts from RMB to Dollars results in translation adjustments, which are reported as a middle step between net income and comprehensive income. The net income is added to the retained earnings on our balance sheet while the translation adjustment is added to a line item on our balance sheet labeled "Accumulated other comprehensive income (loss)," since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business. During the three months ended June 30, 2017, the effect of converting our financial results to Dollars was income of $1,655,501 to our other comprehensive income, as compared to a loss of $2,085,188 during the three months ended June 30, 2016 as a result of the currency exchange rate fluctuation.

Noncontrolling interest

Since March 18, 2017, Shandong Yongchuntang has become a 3% shareholder of Shandong Spring.  During the three months ended June 30, 2017, $166,315 of comprehensive income was attributable to Shandong Yongchuntang.

Liquidity and Capital Resources

Our principal sources of liquidity were generated from our operations. As of June 30, 2017, we had $18,942,706 in working capital, an increase of $3,450,285 or 22.3% as compared to $15,492,421 in working capital as of March 31, 2017. Based on our current operating plan, we believe that existing cash and cash equivalents balances, and the funds to be generated by operations will be sufficient to meet our working capital and capital requirements for our current operations for at least the next 12 months. Our operations produced positive cash flow of $5,554,246 during the three months ended June 30, 2017. We had accounts receivable of $63,254 outstanding as of June 30, 2017. We expect our marketing activities to continue to help generate positive cash flow.  The operations of our own manufacturing since fiscal year 2010 and the development of our own acer truncatum bunge planting bases have put some pressure on our cash flow. We may be required to seek additional capital and reduce certain spending as needed on an on-going basis. There can be no assurance that any additional financing will be available on acceptable terms.

In order to fully implement our business plan, however, we will require capital contributions far in excess of our current asset value. Our budget for bringing our manufacturing facility to an operating level that assures profitability is $5 million. Our expectation, therefore, is that we will seek to access the capital markets in both the U.S. and China to obtain the funds we need. At present, we have no commitment from any source for additional funds and there can be no assurance that the funds will be available on terms acceptable to us.

The following table sets forth a summary of our cash flows for the periods indicated:

	For the Three Months Ended June 30,
	2017	2016	Change in $	Change in %
Net cash provided by operating activities	$5,554,246	$2,701,721	2,852,525	105.6%
Net cash used in investing activities	$(1,210,838)	$(1,114,485)	(96,353)	8.6%
Effect of exchange rate change on cash and cash equivalents	$240,841	$(219,655)	460,496	(209.6)%
Net increase (decrease) in cash and cash equivalents	$4,584,249	$1,367,581	3,216,668	235.2%
Cash and cash equivalents, beginning balance	$10,308,622	$7,639,084	2,669,538	34.9%
Cash and cash equivalents, ending balance	$14,892,871	$9,006,665	5,886,206	65.4%

Operating Activities

Net cash provided by operating activities was $5,554,246 for the three months ended June 30, 2017, which was an increase of 105.6% or $2,852,525 from the $2,701,721 net cash provided by operating activities for the same period of the prior year. The increase was primarily due to the increase from cash inflow from sales revenue and accounts receivable, and the decrease from cash out flow from inventory.

Investing Activities

During the three months ended June 30, 2017, our net cash used in investing activities was $1,210,838, as compared to $1,114,485 of net cash used for the three months ended June 30, 2016. The cash used in investing activities for the three months ended June 30, 2017 of $1,210,838 was primarily attributable to the acquisition of property, plant and equipment of $2,080,416, and capital expenditures of $1,215,128 in acer truncatum bunge planting, and offsetting by cash receipt of $2,084,706 from disposal of acer truncatum bunge plants.

Financing Activities

No net cash was generated or used by financing activities over the three months ended June 30, 2017 and 2016.

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

Changes in Internal Controls

The term "internal control over financial reporting" (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated any changes in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2017, and they have concluded that there was no change to the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Date: August 14, 2017

/s/ Yan Tinghe
Yan Tinghe Chief Executive Officer (Principal Executive Officer)

/s/ Li Chuanmin
Li Chuanmin Chief Financial Officer (Principal Financial Officer)