Form 10-Q
period 2017-09-30
China YCT International Group, Inc.
filed 2017-11-14
CIK 847464

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.
20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

The number of shares outstanding of the issuer's common stock on November 14, 2017 was 29,789,168.

CHINA YCT INTERNATIONAL GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(UNAUDITED)

Table of Contents

Page

Consolidated Balance Sheets as of September 30, 2017 and March 31, 2017 (Unaudited)	F1

Consolidated Statements of Comprehensive Income for the Three and Six Months Ended September 30, 2017 and 2016 (Unaudited)	F2

Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2017 and 2016 (Unaudited)	F3

Notes to Consolidated Financial Statements (Unaudited)	F4-F8

CHINA YCT INTERNATIONAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	SEPTEMBER 30, 2017	MARCH 31, 2017

Assets
Current assets:
Cash and cash equivalents	$19,190,930	$10,308,622
Accounts receivable	-	1,134,967
Inventories	2,410,772	5,483,040
Purchase deposit to vendors	-	650,790
Prepaid expenses	284,288	-
Prepaid leases – current portion	817,120	900,547
Total current assets	22,703,110	18,477,966

Prepaid leases	937,101	1,265,252
Development cost of acer truncatum bunge planting	44,613,910	42,055,972
Plant, property, and equipment, net	16,582,016	14,487,135
Intangible assets, net	11,878,750	12,042,758
Deferred tax assets	245,543	508,521
Security deposit to related party	1,506,728	1,449,422
Total assets	$98,467,158	$90,287,026

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable to related party	$34,739	$706,048
Accounts payable and other accrued expenses	285,710	251,307
Advance from customers	115,669	-
Taxes payable	932,015	2,028,190
Total current liabilities	1,368,133	2,985,545

Stockholders' Equity
Preferred stock, par value $500 per share; 45 shares authorized, issued and outstanding at September 30, 2017 and March 31, 2017.	22,500	22,500
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 29,789,168 shares issued and outstanding at September 30, 2017 and March 31, 2017.	29,789	29,789
Additional paid-in capital	4,322,838	4,322,838
Statutory reserve	1,828,504	1,828,504
Retained earnings	89,107,851	83,061,604
Accumulated other comprehensive loss	(928,295)	(4,386,845)
Total stockholders' equity attributable to the Company	94,383,187	84,878,390
Noncontrolling interest	2,715,838	2,423,091
Total stockholders' equity	97,099,025	87,301,481
Total liabilities and stockholders' equity	$98,467,158	$90,287,026

The accompanying notes are an integral part of these consolidated financial statements.

CHINA YCT INTERNATIONAL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,		SIX MONTHS ENDED SEPTEMBER 30,
	2017	2016	2017	2016

Sales	$13,866,784	$11,594,484	$31,001,649	$21,306,979
Cost of Goods Sold (including $3,020,708 and $2,314,522 from a related party for the three months ended September 30, 2017 and 2016, respectively; including $7,309,643 and $4,058,001 from a related party for the six months ended September 30, 2017 and 2016, respectively)	8,811,390	7,011,566	19,098,538	12,923,827
Gross profit	5,055,394	4,582,918	11,903,111	8,383,152
Operating expenses
Selling expenses	1,082,147	807,803	2,318,439	1,555,683
General and administrative expenses	868,258	734,502	1,776,663	1,584,859
Research and development expenses	62,033	405,736	126,411	474,896
Total operating expenses	2,012,438	1,948,041	4,221,513	3,615,438
Income from operations	3,042,956	2,634,877	7,681,598	4,767,714
Gain on disposal of acer truncatum bunge plants	-	-	573,092	-
Interest income	31,199	16,727	56,302	32,149
Income before income tax provision	3,074,155	2,651,604	8,310,992	4,799,863
Income tax provision	768,539	655,904	2,077,748	1,228,628
Net income	2,305,616	1,995,700	6,233,244	3,571,235
Less: Net income attributable to noncontrolling interest	69,168	-	186,997	-
Net income attributable to the Company	2,236,448	1,995,700	6,046,247	3,571,235
Other comprehensive income (loss):
Foreign currency translation adjustment	1,908,799	(565,119)	3,564,300	(2,650,307)
Comprehensive income	4,214,415	1,430,581	9,797,544	920,928
Less: Comprehensive income attributable to noncontrolling interest	126,432	-	292,747	-
Comprehensive income attributable to the Company	$4,087,983	$1,430,581	$9,504,797	$920,928

Earnings per common share
Basic and Diluted	$0.08	$0.07	$0.20	$0.12

Weighted average number of common shares outstanding
Basic and Diluted	29,789,168	29,764,168	29,789,168	29,759,891

The accompanying notes are an integral part of these consolidated financial statements.

CHINA YCT INTERNATIONAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	SIX MONTHS ENDED SEPTEMBER 30,
	2017	2016
Cash Flows From Operating Activities:
Net income	$6,233,244	$3,571,235
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of plant, property and equipment	615,112	357,812
Amortization of intangible assets	628,768	560,100
Amortization of prepaid leases	431,644	470,700
Issuance of common shares for services	-	10,609
Stock-based compensation expenses	-	101,026
Deferred taxes	278,054	(20,937)
Gain on disposal of acer truncatum bunge plants	(573,092)	-
Changes in operating assets and liabilities:
Advance payment to vendors	664,506	-
Inventory	3,230,636	(602,301)
Accounts receivable	1,158,886	62,579
Cancellation of lease	56,732	-
Prepaid expenses	(279,239)	-
Taxes payable	(1,155,471)	387,577
Purchase deposit and accounts payable to related party, net	(686,806)	-
Accounts payable and other accrued expenses	24,034	39,190
Advance from customers	113,615	-
Net cash provided by operating activities	10,740,623	4,937,590

Cash flows from investing activities:
Acquisition of property, plant and equipment	(2,110,189)	(1,391,163)
Proceeds from disposal of acer truncatum bunge plants	2,114,541	-
Development cost of acer truncatum bunge planting	(2,420,741)	(2,325,126)
Net cash used in investing activities	(2,416,389)	(3,716,289)

Effect of exchange rate changes on cash and cash equivalents	558,074	(263,166)
Net increase in cash and cash equivalents	8,882,308	958,135
Cash and cash equivalents at beginning of period	10,308,622	7,639,084
Cash and cash equivalents at end of period	$19,190,930	$8,597,219

Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$-	$-
Income taxes	$2,790,002	$1,018,543

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

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2017 and the results of operations and cash flows for the periods ended September 30, 2017 and 2016. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and six months ended September 30, 2017 are not necessarily indicative of the results to be expected for any subsequent periods or for the entire year ending March 31, 2018. The balance sheet on March 31, 2017 has been derived from the audited financial statements at that date.

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

The following exchange rates were used to translate the amounts from RMB into United States dollars ("USD$") for the respective periods:

	September 30	September 30
	2017	2016
Period End Exchange Rate (RMB/USD)	6.6369	6.6778
Average Period Exchange Rate (RMB/USD)	6.7569	6.5999

Recent accounting pronouncements

The Company's management has evaluated all the recently issued accounting pronouncements during the quarter ended September 30, 2017 and does not believe that they will have a material effect on the Company's consolidated financial position and results of operations.

NOTE 3 – PREPAID EXPENSES

The prepaid expenses consist of the payments that the Company has made in advance for the advertising services to be received in the future. On September 19, 2017, the Company signed an advertising contract with Shenzhen Henghe Media Co., Ltd.  In pursuant to the contract, in September 2017, the Company made approximately $450,000 (RMB 3 Million) advance payment to Shenzhen Henghe Media Co., Ltd for the advertising services to be received within the period from September 2017 to December 31, 2018.  The prepaid expenses are amortized over the service period and unamortized balance as of September 30, 2017 was $284,288.

NOTE 4 - INVENTORIES

The components of inventories were as follows:

	September 30,	March 31,
	2017	2017
Raw materials	$382,868	$1,276,254
Packaging materials	285,302	476,803
Work-in-process	538,646	1,373,919
Finished goods	1,203,956	2,356,064
Total inventories	$2,410,772	$5,483,040

No inventory markdown was recorded for the three and six months ended September 30, 2017 and 2016.

NOTE 5 – PLANT, PROPERTY, AND EQUIPMENT, NET

The components of property and equipment were as follows:

	September 30,	March 31,
	2017	2017
Machinery and equipment	$3,405,548	$2,254,813
Office equipment	728,541	717,259
Building	12,891,625	12,401,320
Leasehold improvements	4,017,706	2,803,052
Subtotal	21,043,420	18,176,444
Less: Accumulated depreciation and amortization	(4,461,404)	(3,689,309)
Total plant, property and equipment, net	$16,582,016	$14,487,135

The depreciation and amortization expense for the three months ended September 30, 2017 and 2016 was $327,864 and $181,287, respectively.

The depreciation and amortization expense for the six months ended September 30, 2017 and 2016 was $615,112 and $357,812 respectively.

NOTE 6 – DEVELOPMENT OF ACER TRUNCATUM BUNGE

Development costs primarily include land development cost incurred for land leveling, irrigation, and fertilization, the purchase costs of acer truncatum bunge trees, and acer truncatum bunge planting fee.

Since July 2013, the Company has developed the acer truncatum bunge planting bases. As of March 31, 2017, the Company had completed planting of 6,080 Mu (1Mu is equal to approximately 666.67 square meters) at four leased farmlands. On April 1, 2017, the Company entered an agreement with Zhongce No.4 Village to terminate the lease for the 200 Mu farmland because the parcel of farmland was recalled by local government for building a new urban district. Base on the agreement, the Company received the refund of all the remaining prepaid lease payment of approximately $56,000 (RMB383,333) and a compensation of approximately $350,000 (RMB2,400,000) from the government for the early termination of the lease.  On May 1, 2017, the Company signed two contracts with the third parties to sell all of the plants from the farmland for approximately $1,974,000 (RMB13,527,000). The total capitalized cost of the acer truncatum bunge planting in Zhongce No.4 Village farmland was approximately $1,512,000 (RMB10,360,000). In addition, the Company incurred approximately $239,000 (RMB1,639,260) expense to pack the plants for sale. The gain from disposal of acer truncatum bunge plants was approximately $573,000. As a result of the lease termination, the Company's acer truncatum bunge planting acreage has reduced to 5,880 Mu at September 30, 2017 from 6,080 Mu at March 31, 2017.

NOTE 7 - TAXES PAYABLE

Taxes payable at September 30, 2017 and March 31, 2017 were as follows:

	As of
	September 30,	March 31,
	2017	2017
Corporate income tax	$428,823	$1,382,382
Value-added tax	448,532	576,086
Other tax & fees	54,660	69,722
Total tax payable	$932,015	$2,028,190

NOTE 8 - INCOME TAXES

China YCT and Landway Nano were incorporated in the United States of America and are subject to United States federal taxation. No provisions for income taxes have been made, as there was no taxable income from U.S. operations for the three and six months ended September 30, 2017 and 2016. The Company has net loss carryforward of approximately $22,000 which will be expired in 2047. The Company has set up 100% valuation allowance on deferred tax assets resulting from net operation loss incurred in the U.S.

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

Should the Company's PRC subsidiaries distribute all their profits generated after December 31, 2007, the aggregate withholding tax amount will be $8,910,785 and $8,306,160 as of September 30, 2017 and March 31, 2017, respectively.
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

The reconciliation of income tax expense at the U.S. statutory rate of 35% to the Company's effective tax rate is as follows:

	Six Months Ended
	September 30,
	2017	2016

U.S. Statutory rate	$2,908,847	$1,679,952
Tax rate difference between China and U.S.	(831,099)	(479,986)
Permanent difference	-	28,662
Effective tax rate	$2,077,748	$1,228,628

 The provisions for income taxes are summarized as follows:

	Six Months Ended
	September 30,
	2017	2016
Current	$1,799,694	$1,249,565
Deferred	278,054	(20,937)
Total	$2,077,748	$1,228,628

NOTE 9 - RELATED PARTY TRANSACTIONS AND BALANCES

Balances:

(i) Security deposit to related party:

The security deposit - related party of $1,506,728 represents the deposit paid to Shandong Yongchuntang Bioengineering Co. Ltd. ("Shandong Yongchuntang") on January 4, 2017 for using the direct-sales license issued to Shandong Yongchuntang. The amount is non-interest bearing and not secured. Shandong Yongchuntang owns 3% equity of Shandong Spring.

(ii) Trade related balance with related party:

On September 30, 2017 and March 31, 2017, accounts payable balance of $34,739 and $706,048, respectively pertains to payable in respect of purchase of healthcare products from Shandong Yongchuntang.

(iii)    Sales to related party:

During the three and six months ended September 30, 2017, the Company sold acer truncatum oil product to Shandong Yongchuntang for $130,971.

Contingency:

The Company is authorized by Shandong Yongchuntang to sell Shandong Yongchuntang's products using the direct-sales license issued to Shandong Yongchuntang.  As a condition for using the direct-sales license, the Company needs to make 20% sales increase each year based on the 95% of sales of the year 2014.  If the Company cannot meet this sales target in any year from April 1, 2017 to June 30, 2020, the Company needs to pay approximately $1.5 million as an annual fee for using the direct-sales license.  There is risk that the Company may fail to meet the sales target and may need to pay approximate $1.5 million in the subsequent years.

NOTE 10 - MAJOR CUSTOMERS AND VENDORS

The Company sold products through ten distributors during the three and six months ended September 30, 2017 and 2016. Sales to four distributors represented 19%, 16%, 15% and 13% of total sales for the three months ended September 30, 2017. Sales to three distributors represented 20%, 14%, and 13% of total sales for the three months ended September 30, 2016.

The Company's sales through four distributors represented 17%, 17%, 13% and 13% of total sales for the six months ended September 30, 2017. Sales to three distributors represented 21%, 15%, and 14% of total sales for the six months ended September 30, 2016.

The Company sold 11 and 6 products during the three months ended September 30, 2017 and 2016, respectively. Sales of three products represented 50%, 10%, and 10% of total sales for the three months ended September 30, 2017.  Sales of three products represented 48%, 20%, and 16% of total sales for the three months ended September 30, 2016.

The Company sold 11 and 6 products during the six months ended September 30, 2017 and 2016, respectively. Sales of four products represented 43%, 14%, 10% and 10% of total sales for the six months ended September 30, 2017.  Sales of three products represented 50%, 17%, and 15% of total sales for the six months ended September 30, 2016.

The Company purchases its products from Shandong Yongchuntang, a related party, according to the purchase contract signed between the Company and Shandong Yongchuntang. Pursuant to the renewed one year contract dated February 20, 2017, the Company agreed to purchase 9 products from Shandong Yongchuntang at fixed prices. Total purchases from Shandong Yongchuntang represented 43% and 34% of our total purchases during the three months ended September 30, 2017 and 2016, respectively. The purchases from three other vendors represented 20%, 17% and 10% of the Company's total purchases for the three months ended September 30, 2017. The purchases from three other vendors represented 21%, 19%, and 13% of the Company's total purchases for the three months ended September 30, 2016.

Total purchases from Shandong Yongchuntang represented 49% and 34% of our total purchases during the six months ended September 30, 2017 and 2016, respectively.  The purchases from two other vendors represented 20% and 16% of the Company's total purchases for the six months ended September 30, 2017. The purchases from three other vendors represented 19%, 17% and 13% of the Company's total purchases for the six months ended September 30, 2016.

NOTE 11 – SUBSEQUENT EVENTS

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

Results of Operations

The following table sets forth information from our statements of comprehensive income for the three months ended September 30, 2017 and 2016, in dollars:

	Three Months Ended
	September 30,		$	%
	2017	2016	Change	Change
Sales	13,866,784	11,594,484	2,272,300	19.6%
Cost of Goods sold	8,811,390	7,011,566	1,799,824	25.7%
Gross Profit	5,055,394	4,582,918	472,476	10.3%
Operating Expenses	2,012,438	1,948,041	64,397	3.3%
Operating Income	3,042,956	2,634,877	408,079	15.5%
Interest Income	31,199	16,727	14,472	86.5%
Income Tax Provision	768,539	655,904	112,635	17.2%
Net Income	2,305,616	1,995,700	309,916	15.5%
Comprehensive Income	4,214,415	1,430,581	2,783,834	194.6%

The following table sets forth information from our statements of comprehensive income for the six months ended September 30, 2017 and 2016, in dollars:

	Six Months Ended
	September 30,		$	%
	2017	2016	Change	Change
Sales	31,001,649	21,306,979	9,694,670	45.5%
Cost of Goods sold	19,098,538	12,923,827	6,174,711	47.8%
Gross Profit	11,903,111	8,383,152	3,519,959	42.0%
Operating Expenses	4,221,513	3,615,438	606,075	16.8%
Operating Income	7,681,598	4,767,714	2,913,884	61.1%
Interest Income	56,302	32,149	24,153	75.1%
Gain on Disposal of Acer Truncatum Bunge Plants	573,092	-	573,092	100.0%
Income Tax Provision	2,077,748	1,228,628	849,120	69.1%
Net Income	6,233,244	3,571,235	2,662,009	74.5%
Comprehensive Income	9,797,544	920,928	8,876,616	963.9%

Revenue

During the three months ended September 30, 2017, we realized $13,866,784 in revenue, representing an increase of 19.6% or $2,272,300 as compared to $11,594,484 for the same period in 2016.  The total 19.6% revenue increase was due to the increased sales of health care products and Huoliyuan Capsule.

During the six months ended September 30, 2017, we realized $31,001,649 in revenue, representing an increase of 45.5% or $9,694,670 as compared to $21,306,979 for the same period in 2016.  The increase in revenue in RMB was 49.0% as compared to the six months ended September 30, 2016, but 3.5% of the increase was offset by fewer USD converted from RMB due to a RMB depreciation occurred in the six months ended September 30, 2017, compared with the same period in 2016. The total 49.0% revenue increase in RMB was due to the increased sales of health care products, acer truncatum bunge seed oil, and Huoliyuan Capsule.

Part of our revenues was generated by us as the distributor for the health care products manufactured by Shandong Yongchuntang. We purchase products from Shandong Yongchuntang, a related party, according to the purchase contract signed between the Company and Shandong Yongchuntang. On February 20, 2017, the Company renewed the purchase contract with Shandong Yongchuntang for a term of one year ending on February 25, 2018.  Pursuant to the renewed one year contract, the Company agreed to purchase 9 new products from Shandong Yongchuntang at fixed prices. During the three months ended September 30, 2017, 39.8% of our total revenue was generated as the distributor of Shandong Yongchuntang, compared to 36.5% during the three months ended September 30, 2016.  During the six months ended September 30, 2017, 43.1% of our total revenue was generated as the distributor of Shandong Yongchuntang, compared to 34.8% during the six months ended September 30, 2016.

For the three months ended September 30, 2017, our revenue from sales of the health care products was $5,519,198, representing an increase of 30.3% or $1,282,581 as compared to $4,236,617 for the same period in 2016.  The increase in sales of the health care products was primarily due to the growth of our customer basis and the internet direct-sales. For the six months ended September 30, 2017, our revenue from sales of the health care products was $13,364,199, representing an increase of 80.1% or $5,943,244 as compared to $7,420,955 for the same period in 2016.  The significant increase in sales of the health care products was primarily due to the growth of our customer basis and the internet direct-sales.

The sales of Huoliyuan Capsule accounted for 49.4% of our revenue during the three months ended September 30, 2017, compared to 47.6% during the three months ended September 30, 2016. The sales of Huoliyuan Capsule accounted for 42.7% of our revenue during the six months ended September 30, 2017, compared to 49.9% during the six months ended September 30, 2016. The sales of the Huoliyuan Capsule during the three months ended September 30, 2017 were $6,856,369, an increase of 24.3% or $1,340,676 as compared to the three months ended September 30, 2016. The sales of the Huoliyuan Capsule during the six months ended September 30, 2017 were $13,251,411, an increase of 26.4% or $2,616,699 as compared to the six months ended September 30, 2016. The increase in sales of Huoliyuan Capsule was primarily due to the stabilization of the market competition.

Since July 2015, the Company has produced Acer truncatum Bunge Seed Oil and sold the product to customers through its distributors.  The Acer truncatum Bunge Seed Oil was extracted from the acer truncatum pods that were purchased from third party vendors.  Our self-grown acer truncatum pods will not be ready to be used for production until approximately the fall of 2018. During the three months ended September 30, 2017, 10.8% of our total revenue was generated from the sales of acer truncatum oil products, compared to 15.9% during the same period in 2016. During the three months ended September 30, 2017, the sales of acer truncatum bunge seed oil was $1,491,217, representing a decrease of 19.1% or $350,957 compared to $1,842,174 for the same period in 2016. The decrease in sales of acer truncatum oil products during the three months ended September 30, 2017 was primarily due to approximately two-month production line shutdown for the specification, adjustment and maintenance of the production equipment. During the six months ended September 30, 2017, 14.2% of our total revenue was generated from the sales of acer truncatum oil products, compared to 15.3% during the same period in 2016. During the six months ended September 30, 2017, the sales of acer truncatum bunge seed oil was $4,386,039, representing an increase of 34.9% or $1,134,727 compared to $3,251,312 for the same period in 2016. The increase in sales of acer truncatum oil products was primarily due to the increased promotion of our acer truncatum bunge seed oil by organizing conferences to introduce the features and benefits of the product to our distributors and customers.

The following is the sales breakdown by products during the three months ended September 30, 2017 and 2016:

	For the Three Months Ended September 30,
	2017		2016
Health care supplements	5,519,198	39.8%	4,236,617	36.5%
Drugs (Huoliyuan capsule)	6,856,369	49.4%	5,515,693	47.6%
Acer truncatum oil	1,491,217	10.8%	1,842,174	15.9%
Total	13,866,784	100%	11,594,484	100%

The following is the sales breakdown by products during the six months ended September 30, 2017 and 2016:

	For the Six Months Ended September 30,
	2017		2016
Health care supplements	13,364,199	43.1%	7,420,955	34.8%
Drugs (Huoliyuan capsule)	13,251,411	42.7%	10,634,712	49.9%
Acer truncatum oil	4,386,039	14.2%	3,251,312	15.3%
Total	31,001,649	100%	21,306,979	100%

Cost of Goods Sold

Our cost of goods sold were comprised primarily of the cost of finished goods we purchased from Shandong Yongchuntang, the raw materials we purchased from third party vendors, and the manufacturing costs of acer truncatum bunge seed oil, and Huoliyuan Capsule. The cost of manufacturing Huoliyuan Capsule was approximately 55.5% and 51.7% of the total cost of goods sold during the three months ended September 30, 2017 and 2016, respectively. The cost of manufacturing Huoliyuan Capsule was approximately 48.3% and 54.3% of the total cost of goods sold during the six months ended September 30, 2017 and 2016, respectively. The cost of manufacturing acer truncatum bunge seed oil was approximately 9.8% and 14.8% of the total cost of goods sold during the three months ended September 30, 2017 and 2016, respectively. The cost of manufacturing acer truncatum bunge seed oil was approximately 12.9% and 13.8% of the total cost of goods sold during the six months ended September 30, 2017 and 2016, respectively.

During the three months ended September 30, 2017, our cost of goods sold totaled $8,811,390, representing an increase of $1,799,824 or 25.7% as compared to $7,011,566 during the three months ended September 30, 2016. The percentages of the cost of goods sold to total revenues increased from 60.5% for the three months ended September 30, 2016 to 63.5% for the three months ended September 30, 2017.

During the six months ended September 30, 2017, our cost of goods sold totaled $19,098,538, representing an increase of $6,174,711 or 47.8% as compared to $12,923,827 during the six months ended September 30, 2016. The percentages of the cost of goods sold to total revenues increased slightly from 60.7% for the six months ended September 30, 2016 to 61.6% for the six months ended September 30, 2017.

Gross Profit

Gross profit for the three months ended September 30, 2017 was $5,055,394, an increase of 10.3% or $472,476 as compared to the same period for the prior year. The overall gross profit as a percentage of net revenues was approximately 36.5% for the three months ended September 30, 2017, a decrease of 3% from 39.5% for the same period of 2016. The gross profit as percentage of net revenues for the health care products was approximately 44.5% for the three months ended September 30, 2017, representing no change on the percentage of total revenue from 44.5% for the same period of 2016.  The gross profit as percentage of net revenues for Huoliyuan was approximately 28.7% for the three months ended September 30, 2017, decreased from 34.3% for the same period of 2016. The gross profit as percentage of net revenues for acer truncatum bunge seed oil was approximately 42.1% for the three months ended September 30, 2017, a slight decrease from 43.6% for the same period of 2016. The lower gross profit as percentage of net revenue for Huoliyuan during the three months ended September 30, 2017 was due to the increased raw material and manufacturing costs. The lower gross profit as percentage of net revenue for the acer truncatum bunge seed oil during the three months ended September 30, 2017 was primarily due to the net impact of decreased sales price offset by the decreased raw material cost.

The comparison of the profits for the three months ended September 30, 2017 and 2016 as follows:

	September 30, 2017	Gross Profit Margin	September 30, 2016	Gross Profit Margin	Change in $	Variance
Health care supplements	2,456,533	44.5%	1,886,873	44.5%	569,660	30.2%
Drugs (Huoliyuan capsule)	1,970,445	28.7%	1,892,085	34.3%	78,360	4.1%
Acer truncatum oil	628,416	42.1%	803,960	43.6%	(175,544)	(21.8)%
Total	5,055,394	36.5%	4,582,918	39.5%	472,476	10.3%

Gross profit for the six months ended September 30, 2017 was $11,903,111, an increase of 42.0% or $3,519,959 as compared to the same period for the prior year. The overall gross profit as a percentage of net revenues was approximately 38.4% for the six months ended September 30, 2017, a slight decrease from 39.3% for the same period of 2016. The gross profit as percentage of net revenues for the health care products was approximately 44.6% for the six months ended September 30, 2017, a slight increase from 44.5% for the same period of 2016.  The gross profit as percentage of net revenues for Huoliyuan was approximately 30.4% for the six months ended September 30, 2017, decreased from 34.0% for the same period of 2016. The gross profit as percentage of net revenues for acer truncatum bunge seed oil was approximately 43.7% for the six months ended September 30, 2017, a slight decrease from 45.2% for the same period of 2016. The lower gross profit as percentage of net revenue for Huoliyuan during the six months ended September 30, 2017 was due to the increased raw material and manufacturing costs. The lower gross profit as percentage of net revenue for the acer truncatum bunge seed oil during the six months ended September 30, 2017 was primarily due to the net impact of decreased sales price offset by the decreased raw material cost.

	September 30, 2017	Gross Profit Margin	September 30, 2016	Gross Profit Margin	Change in $	Variance
Health care supplements	5,964,647	44.6%	3,301,444	44.5%	2,663,203	80.7%
Drugs (Huoliyuan Capsule)	4,022,212	30.4%	3,612,159	34.0%	410,053	11.4%
Acer truncatum oil	1,916,252	43.7%	1,469,549	45.2%	446,703	30.4%
Total	11,903,111	38.4%	8,383,152	39.3%	3,519,959	42.0%

Research and Development Expenses

Our R&D expenses for the three months ended September 30, 2017 were $62,033 or approximate 0.4% of total corresponding revenue, a decrease of $343,703 or 84.7%, as compared to $405,736 or approximately 3.5% of total corresponding revenue for the three months ended September 30, 2016.  Our R&D expenses for the six months ended September 30, 2017 were $126,411 or approximate 0.4% of total corresponding revenue, a decrease of $348,485 or 73.4%, as compared to $474,896 or approximately 2.2% of total corresponding revenue for the six months ended September 30, 2016.  The lower R&D expense and the decrease on the percentage of R&D expense over total revenue compared with the same period of the prior year was mainly due to the decreased purchase of the materials that were used in the R&D.

Our long-term goal is to utilize advanced biological technology to refine and extract the beneficial compounds in plants that have traditionally been known to have medicinal benefits, primarily gingko and acer trunkatum bunge plants. As of September 30, 2017, we had 27 staff in R&D department.

Operating expenses

Our selling expenses consist primarily of sales commissions, advertising and promotion expenses, freight charges and related compensation. Our selling expenses for the three months ended September 30, 2017 were $1,082,147 or 7.8% of our total revenue for the period, representing slight increase on the percentage of total revenue from 7.0% for the prior year's quarter ended September 30, 2016. Our selling expenses for the three months ended September 30, 2017 increased by 34.0% or $274,344 as compared to the same period in the prior year. The increase in selling expenses was primarily due to the increase in shipping cost, sales commission as a result of increased sales and increased advertising cost.

Our selling expenses for the six months ended September 30, 2017 were $2,318,439 or 7.5% of our total revenue for the period, representing a slight increase on the percentage of total revenue from 7.3% for the prior year's six months ended September 30, 2016.

Our G&A expenses for the three months ended September 30, 2017 were $868,258 or 6.3% of our total revenue for the period, representing no change on the percentage of total revenue from 6.3% for the prior year's quarter ended September 30, 2016.  Our G&A expenses for the three months ended September 30, 2017 increased by 18.2% or $133,756 as compared to the same period in the prior year.  The increase in G&A expenses was primarily due to the increase in depreciation and amortization expenses and consulting fees.

Our G&A expenses for the six months ended September 30, 2017 were $1,776,663 or 5.7% of our total revenue for the period, representing a decrease on the percentage of total revenue from 7.4% for the prior year's six months ended September 30, 2016.  Our G&A expenses for the six months ended September 30, 2017 increased by 12.1% or $191,804 as compared to the same period in the prior year. The increase in G&A expenses was primarily due to the increase in depreciation and amortization expenses and consulting fees offset by the decrease of stock options amortization.

Net Income

As a result of above, during the three months ended September 30, 2017, we realized net income of $2,305,616, representing a 15.5% or $309,916 increase, compared to $1,995,700 during the three months ended September 30, 2016. The increase was mainly due to the higher revenue from sales of health care products and Huoliyuan Capsule and the lower R&D expenses.

During the six months ended September 30, 2017, we realized net income of $6,233,244, representing a 74.5% or $2,662,009 increase, compared to $3,571,235 during the six months ended September 30, 2016. The increase was mainly due to the higher revenue from sales of all products, the lower R&D expenses and the gain from disposal of acer truncatum bunge plants in the six months ended September 30, 2017.

Income Taxes

Income tax expense increased by $112,635 during the three months ended September 30, 2017, as compared to the prior quarter ended September 30, 2016, as a result of the increase in income from operation.

Income tax expense increased by $849,120 during the six months ended September 30, 2017, as compared to the six months ended September 30, 2016, as a result of the increase in income from operation and the gain from disposal of acer truncatum bunge plants.

Comprehensive Income (Loss)

Our business operates entirely in Chinese RMB, but we report our results in our SEC filings in U.S. Dollars. The conversion of our accounts from RMB to Dollars results in translation adjustments, which are reported as a middle step between net income and comprehensive income. The net income is added to the retained earnings on our balance sheet while the translation adjustment is added to a line item on our balance sheet labeled "Accumulated other comprehensive income (loss)," since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business. During the three months ended September 30, 2017, the effect of converting our financial results to Dollars was income of $1,908,799 to our other comprehensive income, as compared to a loss of $565,119 during the three months ended September 30, 2016 as a result of the currency exchange rate fluctuation.

During the six months ended September 30, 2017, the effect of converting our financial results to Dollars was income of $3,564,300 to our other comprehensive income, as compared to a loss of $2,650,307 during the six months ended September 30, 2016 as a result of the currency exchange rate fluctuation.

Noncontrolling interest

Since March 18, 2017, Shandong Yongchuntang has become a 3% shareholder of Shandong Spring.  During the three months ended September 30, 2017, $126,432 of comprehensive income was attributable to Shandong Yongchuntang.

During the six months ended September 30, 2017, $292,747 of comprehensive income was attributable to Shandong Yongchuntang.

Liquidity and Capital Resources

Our principal sources of liquidity were generated from our operations. As of September 30, 2017, we had $21,334,977 in working capital, an increase of $5,842,556 or 37.7% as compared to $15,492,421 in working capital as of March 31, 2017. Based on our current operating plan, we believe that existing cash and cash equivalents balances, and the funds to be generated by operations will be sufficient to meet our working capital and capital requirements for our current operations for at least the next 12 months. Our operations produced positive cash flow of $10,740,623 during the six months ended September 30, 2017. We expect our marketing activities to continue to help generate positive cash flow.  The operations of our own manufacturing since fiscal year 2010 and the development of our own acer truncatum bunge planting bases have put some pressure on our cash flow. We may be required to seek additional capital and reduce certain spending as needed on an on-going basis. There can be no assurance that any additional financing will be available on acceptable terms.

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

The following table sets forth a summary of our cash flows for the periods indicated:

	For the Six Months Ended September 30,
	2017	2016	Change in $	Change in %
Net cash provided by operating activities	$10,740,623	$4,937,590	5,803,033	117.5%
Net cash used in investing activities	$(2,416,389)	$(3,716,289)	1,299,900	(35.0)%
Effect of exchange rate change on cash and cash equivalents	$558,074	$(263,166)	821,240	(312.1)%
Net increase in cash and cash equivalents	$8,882,308	$958,135	7,924,173	827.0%
Cash and cash equivalents, beginning balance	$10,308,622	$7,639,084	2,669,538	34.9%
Cash and cash equivalents, ending balance	$19,190,930	$8,597,219	10,593,711	123.2%

Operating Activities

Net cash provided by operating activities was $10,740,623 for the six months ended September 30, 2017, which was an increase of 117.5% or $5,803,033 from the $4,937,590 net cash provided by operating activities for the same period of the prior year. The increase was primarily due to the increase from cash inflow from sales revenue and accounts receivable, and the decrease from cash out flow from inventory.

Investing Activities

During the six months ended September 30, 2017, our net cash used in investing activities was $2,416,389, as compared to $3,716,289 of net cash used for the six months ended September 30, 2016. The cash used in investing activities for the six months ended September 30, 2017 of $2,416,389 was primarily attributable to the acquisition of property, plant and equipment of $2,110,189, and capital expenditures of $2,420,741 in acer truncatum bunge planting, and offsetting by cash receipt of $2,114,541 from disposal of acer truncatum bunge plants.

Financing Activities

No net cash was generated or used by financing activities over the six months ended September 30, 2017 and 2016.

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

Changes in Internal Controls

The term "internal control over financial reporting" (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated any changes in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2017, and they have concluded that there was no change to the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Date: November 14, 2017

/s/ Yan Tinghe
Yan Tinghe Chief Executive Officer (Principal Executive Officer)

/s/ Li Chuanmin
Li Chuanmin Chief Financial Officer (Principal Financial Officer)