Form 10-Q
period 2017-12-31
China YCT International Group, Inc.
filed 2018-02-14
CIK 847464

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.
20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

The number of shares outstanding of the issuer's common stock on February 14, 2017 was 29,789,168.

CHINA YCT INTERNATIONAL GROUP, INC.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2017 AND 2016
(UNAUDITED)

Table of Contents

Page

Consolidated Balance Sheets as of December 31, 2017 and March 31, 2017 (Unaudited)	1

Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended December 31, 2017 and 2016 (Unaudited)	2

Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2017 and 2016 (Unaudited)	3

Notes to Consolidated Financial Statements (Unaudited)	4- 9

CHINA YCT INTERNATIONAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
	DECEMBER 31, 2017	MARCH 31, 2017

Assets
Current assets:
Cash and cash equivalents	$18,768,536	$10,308,622
Accounts receivable	209,784	1,134,967
Inventories	3,442,024	5,483,040
Purchase deposit to vendors	-	650,790
Purchase deposit to related party	1,304,919	-
Prepaid expenses	180,473	-
Prepaid leases – current portion	785,582	900,547
Total current assets	24,691,318	18,477,966

Prepaid leases	770,737	1,265,252
Development cost of acer truncatum bunge planting	47,384,846	42,055,972
Plant, property, and equipment, net	16,501,938	14,487,135
Intangible assets, net	11,740,353	12,042,758
Deferred tax assets	261,277	508,521
Security deposit to related party	1,530,409	1,449,422
Total assets	$102,880,878	$90,287,026

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable to related party	$-	$706,048
Accounts payable and other accrued expenses	282,982	251,307
Taxes payable	1,079,580	2,028,190
Total current liabilities	1,362,562	2,985,545

Stockholders' Equity
Preferred stock, par value $500 per share; 45 shares authorized, issued and outstanding at December 31, 2017 and March 31, 2017.	22,500	22,500
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 29,789,168 shares issued and outstanding at December 31, 2017 and March 31, 2017.	29,789	29,789
Additional paid-in capital	4,322,838	4,322,838
Statutory reserve	1,828,504	1,828,504
Retained earnings	91,884,263	83,061,604
Accumulated other comprehensive income (loss)	582,006	(4,386,845)
Total stockholders' equity attributable to the Company	98,669,900	84,878,390
Noncontrolling interest	2,848,416	2,423,091
Total stockholders' equity	101,518,316	87,301,481
Total liabilities and stockholders' equity	$102,880,878	$90,287,026

The accompanying notes are an integral part of these consolidated financial statements.

CHINA YCT INTERNATIONAL GROUP, INC.
CONSOLIDATED STATEMENTS
OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
	THREE MONTHS ENDED DECEMBER 31,		NINE MONTHS ENDED DECEMBER 31,
	2017	2016	2017	2016

Sales	$17,211,156	$14,171,624	$48,212,805	$35,478,603
Cost of Goods Sold (including $3,623,226 and $2,590,947 from a related party for the three months ended December 31, 2017 and 2016, respectively; including $10,932,869 and $6,648,948 from a related party for the nine months ended December 31, 2017 and 2016, respectively)	10,422,916	8,358,123	29,521,454	21,281,950
Gross profit	6,788,240	5,813,501	18,691,351	14,196,653
Operating expenses
Selling expenses	1,278,544	969,495	3,596,983	2,525,178
General and administrative expenses	1,445,469	1,137,609	3,222,132	2,722,468
Research and development expenses	280,229	279,589	406,640	754,485
Total operating expenses	3,004,242	2,386,693	7,225,755	6,002,131
Income from operations	3,783,998	3,426,808	11,465,596	8,194,522
Gain on disposal of acer truncatum bunge plants	-	-	573,092	-
Interest income	32,376	11,073	88,678	43,222
Income before income tax provision	3,816,374	3,437,881	12,127,366	8,237,744
Income tax provision	954,093	849,716	3,031,841	2,078,344
Net income	2,862,281	2,588,165	9,095,525	6,159,400
Less: Net income attributable to noncontrolling interest	85,869	-	272,866	-
Net income attributable to the Company	2,776,412	2,588,165	8,822,659	6,159,400
Other comprehensive income (loss):
Foreign currency translation adjustment	1,557,010	(3,096,813)	5,121,310	(5,747,120)
Comprehensive income (loss)	4,419,291	(508,648)	14,216,835	412,280
Less: Comprehensive income attributable to noncontrolling interest	132,578	-	425,325	-
Comprehensive income (loss) attributable to the Company	$4,286,713	$(508,648)	$13,791,510	$412,280

Earnings per common share
Basic and Diluted	$0.09	$0.09	$0.30	$0.21

Weighted average number of common shares outstanding
Basic and Diluted	29,789,168	29,764,168	29,789,168	29,761,322
The accompanying notes are an integral part of these consolidated financial statements.

CHINA YCT INTERNATIONAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	NINE MONTHS ENDED DECEMBER 31,
	2017	2016
Cash Flows From Operating Activities:
Net income	$9,095,525	$6,159,400
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of plant, property and equipment	951,711	534,567
Amortization of intangible assets	949,886	830,262
Amortization of prepaid leases	654,324	697,741
Issuance of common shares for services	-	10,609
Stock-based compensation expenses	-	101,026
Deferred taxes	268,475	(10,893)
Gain on disposal of acer truncatum bunge plants	(573,092)	-
Changes in operating assets and liabilities:
Advance payment to vendors	669,250	-
Inventory	2,286,222	(1,739,711)
Accounts receivable	962,842	(9,878)
Cancellation of lease	57,137	-
Prepaid expenses	(175,771)	-
Taxes payable	(1,034,267)	645,178
Purchase deposit and accounts payable to related party, net	(1,996,995)	132,348
Accounts payable and other accrued expenses	17,174	(67,505)
Net cash provided by operating activities	12,132,421	7,283,144

Cash flows from investing activities:
Acquisition of property, plant and equipment	(2,125,638)	(1,374,790)
Proceeds from disposal of acer truncatum bunge plants	2,129,638	-
Development cost of acer truncatum bunge planting	(4,457,916)	(3,133,278)
Net cash used in investing activities	(4,453,916)	(4,508,068)

Effect of exchange rate changes on cash and cash equivalents	781,409	(629,729)
Net increase in cash and cash equivalents	8,459,914	2,145,347
Cash and cash equivalents at beginning of period	10,308,622	7,639,084
Cash and cash equivalents at end of period	$18,768,536	$9,784,431

Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$-	$-
Income taxes	$3,495,744	$1,663,060
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
NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
 Basis of presentation
The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of December 31, 2017 and the results of operations and cash flows for the periods ended December 31, 2017 and 2016. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and nine months ended December 31, 2017 are not necessarily indicative of the results to be expected for any subsequent periods or for the entire year ending March 31, 2018. The balance sheet on March 31, 2017 has been derived from the audited financial statements at that date.
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
The following exchange rates were used to translate the amounts from RMB into United States dollars ("USD$") for the respective periods:
	December 31,	December 31,
	2017	2016
Period End Exchange Rate (RMB/USD)	6.5342	6.937
Average Period Exchange Rate (RMB/USD)	6.709	6.6785
Recent accounting pronouncements
The Company's management has evaluated all the recently issued accounting pronouncements through the filing date of these consolidated financial statements and does not believe that they will have a material effect on the Company's consolidated financial position and results of operations.
NOTE 3 – PREPAID EXPENSES
The prepaid expenses consist of the payments that the Company has made in advance for the advertising services to be received in the future. On September 19, 2017, the Company signed an advertising contract with Shenzhen Henghe Media Co., Ltd.  In pursuant to the contract, in September 2017, the Company made approximately $450,000 (RMB 3 Million) advance payment to Shenzhen Henghe Media Co., Ltd for the advertising services to be received within the period from September 2017 to December 31, 2018.  The prepaid expenses are amortized over the service period and unamortized balance as of December 31, 2017 was $180,473.
NOTE 4 - INVENTORY
The components of inventories were as follows:
	December 31,	March 31,
	2017	2017
Raw materials	$1,449,623	$1,276,254
Packaging materials	556,574	476,803
Work-in-process	475,074	1,373,919
Finished goods	960,753	2,356,064
Total inventories	$3,442,024	$5,483,040

NOTE 5 – PLANT, PROPERTY, AND EQUIPMENT, NET
 The components of property and equipment were as follows:
	December 31,	March 31,
	2017	2017
Machinery and equipment	$3,459,466	$2,254,813
Office equipment	739,992	717,259
Building	13,094,246	12,401,320
Leasehold improvements	4,080,854	2,803,052
Subtotal	21,374,558	18,176,444
Less: Accumulated depreciation and amortization	(4,872,620)	(3,689,309)
Total plant, property and equipment, net	$16,501,938	$14,487,135
The depreciation and amortization expense for the three months ended December 31, 2017 and 2016 was $336,599 and $176,755, respectively.
The depreciation and amortization expense for the nine months ended December 31, 2017 and 2016 was $951,711 and $534,567, respectively.
NOTE 6 – DEVELOPMENT OF ACER TRUNCATUM BUNGE
Development costs primarily include land development cost incurred for land leveling, irrigation, and fertilization, the purchase costs of acer truncatum bunge trees, and acer truncatum bunge planting fee.
Since July 2013, the Company has developed the acer truncatum bunge planting bases. As of March 31, 2017, the Company had completed planting of 6,080 Mu (1Mu is equal to approximately 666.67 square meters) at four leased farmlands. On April 1, 2017, the Company entered an agreement with Zhongce No.4 Village to terminate the lease for the 200 Mu farmland because the parcel of farmland was recalled by the local government to build a new urban district. Based on the agreement, the Company received the refund of the remaining prepaid lease payments of approximately $56,000 (RMB383,333) and compensation of approximately $350,000 (RMB2,400,000) from the government for the early termination of the lease.  On May 1, 2017, the Company signed two contracts with third parties to sell all of the plants from the farmland for approximately $1,974,000 (RMB13,527,000). The total capitalized cost of the acer truncatum bunge planting in Zhongce No.4 Village farmland was approximately $1,512,000 (RMB10,360,000). In addition, the Company incurred approximately $239,000 (RMB1,639,260) in  expenses to pack the plants for sale. The gain from disposal of the acer truncatum bunge plants was approximately $573,000. As a result of the lease termination, the Company's acer truncatum bunge planting acreage was reduced to 5,880 Mu at December 31, 2017 from 6,080 Mu at March 31, 2017.

NOTE 7 - TAXES PAYABLE
Taxes payable at December 31, 2017 and March 31, 2017 were as follows:
	As of
	December 31,	March 31,
	2017	2017
Corporate income tax	$707,653	$1,382,382
Value-added tax	334,843	576,086
Other tax & fees	37,084	69,722
Total tax payable	$1,079,580	$2,028,190
NOTE 8 - INCOME TAXES
China YCT and Landway Nano were incorporated in the United States of America and are subject to United States federal taxation. No provisions for income taxes have been made, as there was no taxable income from U.S. operations for the three and nine months ended December 31, 2017 and 2016. The Company has a net loss carryforward of approximately $22,000 which will expire in 2047. The Company has established a 100% valuation allowance on deferred tax assets resulting from the net operation loss incurred in the U.S.
The Company's Chinese subsidiaries are governed by the Income Tax Law of the PRC concerning privately run and foreign invested enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.
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
Should the Company's PRC subsidiaries distribute all their profits generated after December 31, 2007, the aggregate withholding tax amount will be $9,188,426 and $8,306,160 as of December 31, 2017 and March 31, 2017, respectively.
Prior to the new Tax Cut and Jobs Act (the "New Law"), since Shandong Spring intends to reinvest its earnings to further expand its businesses in mainland China, it does not intend to declare dividends to their immediate foreign holding companies in the foreseeable future. Accordingly, the Company has not recorded any deferred taxes in relation to US tax on the cumulative amount of undistributed retained earnings since January 1, 2008. Under the "#1703. Treatment of deferred foreign income upon transition to new participation exemption system-deemed repatriation" of the New Law, U.S. shareholders owning at least 10% of foreign subsidiary general must include in income, for the subsidiary's last tax year beginning before 2018, the shareholder's pro rata share of the accumulated post-'86 historical E&P of the foreign subsidiary as of the "measurement date" to the extent such E&P has not been previously subject to U.S. tax.  The measurement date" is November 2, 2017, or December 31, 2017, whichever date produces a greater result. The portion of the E&P comprising cash or cash equivalents is taxed at a reduced rate of 15.5%, while any remaining E&P is taxed at a reduced rate of 8%. At the election of the U.S. shareholder, the tax liability is payable over a period of up to eight years. The payments for each of the first five years equal 8% of the net tax liability. The amount of the sixth installment is 15% of the net tax liability, increasing to 20% for the seventh installment and the remaining balance of 25% in the eighth year. The Company is still estimating the tax liability as result of the New Law being effective on December 22, 2017.  If such liability is determined, the Company will make adjustments to its liabilities at the year ended March 31, 2018 in accordance with the provisions of ASC Topic 740, Income Taxes.

The reconciliation of income tax expense at the U.S. statutory rate of 35% to the Company's effective tax rate is as follows:
	Nine Months Ended
	December 31,
	2017	2016

U.S. Statutory rate	$4,244,578	$2,883,210
Tax rate difference between China and U.S.	(1,212,737)	(823,774)
Permanent difference	-	18,908
Effective tax rate	$3,031,841	$2,078,344
The provisions for income taxes are summarized as follows:
	Nine Months Ended
	December 31,
	2017	2016
Current	$2,763,366	$2,089,237
Deferred	268,475	(10,893)
Total	$3,031,841	$2,078,344
NOTE 9 - RELATED PARTY TRANSACTIONS AND BALANCES
 Balances:
 (i)      Security deposit to related party:
The security deposit - related party of $1,530,409 represents the deposit paid to Shandong Yongchuntang Bioengineering Co. Ltd. ("Shandong Yongchuntang") on January 4, 2017 for using the direct-sales license issued to Shandong Yongchuntang. The amount is non-interest bearing and not secured. Shandong Yongchuntang owns 3% of the common stock of Shandong Spring.
 (ii)     Trade related balance with related party:
On December 31, 2017, the purchase deposit to related party of $1,304,919 pertains to purchase deposit paid in respect of the purchase of healthcare products from Shandong Yongchuntang.
On March 31, 2017, accounts payable balance of $706,048 pertains to payable in respect of the purchase of healthcare products from Shandong Yongchuntang.

(iii)    Sales to related party:
During the three and nine months ended December 31, 2017, the Company sold acer truncatum oil product to Shandong Yongchuntang for $131,906.
(iv)    Purchase from related party:
See Note 10 for details.
Contingency:
The Company is authorized by Shandong Yongchuntang to sell Shandong Yongchuntang's products using the direct-sales license issued to Shandong Yongchuntang.  As a condition for using the direct-sales license, the Company needs to increase sales each year based on the 95% of sales of the year 2014.  If the Company cannot meet this sales target in any year from April 1, 2017 to June 30, 2020, the Company needs to pay approximately $1.5 million as an annual fee for using the direct-sales license.  There is risk that the Company may fail to meet the sales target and may need to pay approximate $1.5 million in one or more subsequent years.
NOTE 10 - MAJOR CUSTOMER AND VENDOR
The Company sold products through ten distributors during the three and nine months ended December 31, 2017 and 2016. Sales to five distributors represented 17%, 14%, 12%, 11%, and 11% of total sales for the three months ended December 31, 2017 and sales to three distributors represented 19%, 15%, and 12% of total sales for the three months ended December 31, 2016, respectively.
The Company's sales through four distributors represented 17%, 16%, 13%, and 12% of total sales for the nine months ended December 31, 2017. Sales to three distributors represented 20%, 15%, and 13% of total sales for the nine months ended December 31, 2016.
The Company sold 11 and 7 products during the three months ended December 31, 2017 and 2016, respectively. Sales of two products represented 38% and 24% of total sales for the three months ended December 31, 2017. Sales of three products represented 46%, 20%, and 14% of total sales for the three months ended December 31, 2016.
The Company sold 11 and 7 products during the nine months ended December 31, 2017 and 2016, respectively. Sales of three products represented 41%, 17% and 10% of total sales for the nine months ended December 31, 2017.  Sales of three products represented 48%, 17%, and 16% of total sales for the nine months ended December 31, 2016.
The Company purchases its products from Shandong Yongchuntang, a related party, according to the purchase contract signed between the Company and Shandong Yongchuntang. Pursuant to the renewed one year contract dated February 20, 2017, the Company agreed to purchase nine products from Shandong Yongchuntang at fixed prices. Total purchases from Shandong Yongchuntang represented 33% and 30% of our total purchases during the three months ended December 31, 2017 and 2016, respectively.  The purchases from three other vendors represented 33%, 13%, and 11% of the Company's total purchases for the three months ended December 31, 2017. The purchases from three other vendors represented 33%, 16%, and 10% of the Company's total purchases for the three months ended December 31, 2016.
Total purchases from Shandong Yongchuntang represented 42% and 32% of our total purchases during the nine months ended December 31, 2017 and 2016, respectively.  The purchases from two other vendors represented 25% and 14% of the Company's total purchases for the nine months ended December 31, 2017. The purchases from two other vendors represented 25% and 17% of the Company's total purchases for the nine months ended December 31, 2016.The Company has evaluated subsequent events that have occurred after the date of the balance sheet through the date of issuance of these consolidated financial statements and determined that no subsequent event requires recognition or disclosure to the consolidated financial statements.
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
Overview
China YCT International Group, Inc. ("China YCT") was incorporated in the State of Florida in January 1989, and reincorporated in the State of Delaware on April 4, 2007. China YCT principally operates through its wholly-owned subsidiary, Landway Nano Bio-Tech, Inc. ("Landway Nano"), incorporated in Delaware, which, in turn, owns 97% of  Shandong Spring Pharmaceutical Co., Ltd. ("Shandong Spring"), incorporated in the People's Republic of China (the "PRC"). China YCT International Group, Inc. and its subsidiaries are collectively referred to as the "Company". China YCT, through Shandong Spring, is engaged in the business of (i) distributing health care supplement products manufactured by Shandong Yongchuntang, (ii) developing, manufacturing, and selling Huoliyuan Capsules, a prescription  medicine, and (iii) developing the acer truncatum bunge planting bases and selling acer truncatum seed oilin the PRC. Acer truncatum bunge plants are a species of maple tree.
Since July 2015, the Company has produced acer truncatum bunge seed oil and sold the product to customers through an internet direct sales system operated by the Company pursuant to an agreement with Shandong Yongchuntang.  The acer truncatum bunge seed oil was extracted from acer truncatum pods that were purchased from third party vendors.  The Company's self-grown acer truncatum pods will not be ready to be used for production until approximately the fall of 2018.
Results of Operations
The following table sets forth information from our statements of comprehensive income (loss) for the three months ended December 31, 2017 and 2016, in dollars:
	Three Months Ended
	December 31,		$	%
	2017	2016	Change	Change
Sales	17,211,156	14,171,624	3,039,532	21.4%
Cost of Goods sold	10,422,916	8,358,123	2,064,793	24.7%
Gross Profit	6,788,240	5,813,501	974,739	16.8%
Operating Expenses	3,004,242	2,386,693	617,549	25.9%
Operating Income	3,783,998	3,426,808	357,190	10.4%
Interest Income	32,376	11,073	21,303	192.4%
Income Tax Provision	954,093	849,716	104,377	12.3%
Net Income	2,862,281	2,588,165	274,116	10.6%
Comprehensive Income (Loss)	4,419,291	(508,648)	4,927,939	(968.8)%

The following table sets forth information from our statements of comprehensive income for the nine months ended December 31, 2017 and 2016, in dollars:
	Nine Months Ended
	December 31,		$	%
	2017	2016	Change	Change
Sales	48,212,805	35,478,603	12,734,202	35.9%
Cost of Goods sold	29,521,454	21,281,950	8,239,504	38.7%
Gross Profit	18,691,351	14,196,653	4,494,698	31.7%
Operating Expenses	7,225,755	6,002,131	1,223,624	20.4%
Operating Income	11,465,596	8,194,522	3,271,074	39.9%
Interest Income	88,678	43,222	45,456	105.2%
Gain on Disposal of Acer Truncatum Bunge Plants	573,092	-	573,092	100.0%
Income Tax Provision	3,031,841	2,078,344	953,497	45.9%
Net Income	9,095,525	6,159,400	2,936,125	47.7%
Comprehensive Income	14,216,835	412,280	13,804,555	3,348.3%
Revenue
During the three months ended December 31, 2017, we realized $17,211,156 in revenue, representing an increase of 21.4% or $3,039,532 as compared to $14,171,624 for the same period in 2016.  However, the actual increase in revenue was 18.3% as compared to the same period in 2016, but 3.1% of the increase was caused by higher USD converted from RMB due to a RMB appreciation that occurred during the quarter ended December 31, 2017, compared with the same period in 2016. The 18.3% revenue increase was due to the increased sales of health care products, acer truncetum bunge seed oil and Huoliyan Capsules. During the nine months ended December 31, 2017, we realized $48,212,805 in revenue, representing an increase of 35.9% or $12,734,202 as compared to $35,478,603 for the same period in 2016.  The 35.9% revenue increase was due to the increased sales of health care products, acer truncatum bunge seed oil, and Huoliyuan Capsules.
Our revenues for the three months and nine months ended December 31, 2017 include $6,603,431 and $19,967,630,  respectively, that we generated as the distributor of the health care products manufactured by Shandong Yongchuntang. We purchase products from Shandong Yongchuntang, a related party, according to the purchase contract signed between the Company and Shandong Yongchuntang. On February 20, 2017, the Company renewed the purchase contract with Shandong Yongchuntang for a term of one year ending on February 25, 2018.  Pursuant to the renewed one year contract, the Company agreed to purchase nine products from Shandong Yongchuntang at fixed prices. During the three months ended December 31, 2017, 38.4% of our total revenue was generated as the distributor of Shandong Yongchuntang, as compared to 33.4% during the three months ended December 31, 2016.  During the nine months ended December 31, 2017, 41.4% of our total revenue was generated as the distributor of Shandong Yongchuntang, as compared to 34.2% during the nine months ended December 31, 2016.

For the three months ended December 31, 2017, our revenue from sales of the health care products of $6,603,431 represented  an increase of 39.7% or $1,877,837 as compared to $4,725,594 for the same period in 2016.  The increase in sales of the health care products was primarily due to the growth of our customer base and the internet direct-sales. For the nine months ended December 31, 2017, our revenue from sales of the health care products of$19,967,630 represented an increase of 64.4% or $7,821,081 as compared to $12,146,549 for the same period in 2016.  The significant increase in sales of the health care products was primarily due to the growth of our customer base and the internet direct-sales.
The sales of the Huoliyuan Capsule accounted for 37.7% of our revenue during the three months ended December 31, 2017, compared to 45.5% during the three months ended December 31, 2016.  The sales of the Huoliyuan Capsule accounted for 41.0% of our revenue during the nine months ended December 31, 2017, compared to 48.2% during the nine months ended December 31, 2016.  The sales of the Huoliyuan Capsule in the three months ended December 31, 2017 was $6,494,994, a slight increase of 0.7% or $42,088 as compared to the same period for the prior year. However, the actual sales in RMB for the three months ended December 31, 2017 decreased by 2.3% compared to the same period in 2016 but offsetting by 3% of the increase that was caused by higher USD converted from RMB due to a RMB appreciation occurred during the quarter ended December 31, 2017, compared with the same period in 2016.
Since July 2015, the Company has produced acer truncatum bunge seed oil and sold the product to customers through its distributors.  The acer truncatum bunge seed oil was extracted from the acer truncatum pods that were purchased from third party vendors.  Our self-grown acer truncatum pods will not be ready to be used for production until approximately the fall of 2018. During the three months ended December 31, 2017, 23.9% of our total revenue was generated from the sales of acer truncatum oil products, compared to 21.1% during the same period in 2016. During the three months ended December 31, 2017, the sales of acer truncatum bunge seed oil was $4,112,731, representing an increase of 37.4% or $1,119,607 compared to $2,993,124 for the same period in 2016. During the nine months ended December 31, 2017, 17.6% of our total revenue was generated from the sales of acer truncatum oil products, compared to 17.6% during the same period in 2016. During the nine months ended December 31, 2017, the sales of acer truncatum bunge seed oil was $8,498,770, representing an increase of 36.1% or $2,254,334 compared to $6,244,436 for the same period in 2016. The increase in sales of acer truncatum oil products was primarily due to the increased promotion of our acer truncatum bunge seed oil by organizing conferences to introduce the features and benefits of the product to our distributors and customers through internet direct sales. .
The following is the sales breakdown by products during the three months ended December 31, 2017 and 2016:
	For the Three Months Ended December 31,
Sales	2017		2016
Health care supplements	6,603,431	38.4%	4,725,594	33.4%
Drugs (Huoliyuan Capsule)	6,494,994	37.7%	6,452,906	45.5%
Acer truncatum oil	4,112,731	23.9%	2,993,124	21.1%
Total	17,211,156	100%	14,171,624	100%

The following is the sales breakdown by products during the nine months ended December 31, 2017 and 2016:
	For the Nine Months Ended December 31,
Sales	2017		2016
Health care supplements	19,967,630	41.4%	12,146,549	34.2%
Drugs (Huoliyuan Capsule)	19,746,405	41.0%	17,087,618	48.2%
Acer truncatum oil	8,498,770	17.6%	6,244,436	17.6%
Total	48,212,805	100%	35,478,603	100%
Cost of Goods Sold
Our cost of goods sold were comprised primarily of the cost of finished goods that we purchased from Shandong Yongchuntang, the raw materials that we purchased from third party vendors to produce Huoliyuan Capsules and acer truncatum bunge seed oil, and the manufacturing costs of acer truncatum bunge seed oil and Huoliyuan Capsules. The cost of manufacturing the Huoliyuan Capsules was approximately 43.3% and 49.8% of the total cost of goods sold during the three months ended December 31, 2017 and 2016, respectively.  The cost of manufacturing the Huoliyuan Capsule was approximately 46.5% and 52.5% of the total cost of goods sold during the nine months ended December 31, 2017 and 2016, respectively. The cost of manufacturing acer truncatum bunge seed oil was approximately 21.6% and 18.7% of the total cost of goods sold during the three months ended December 31, 2017 and 2016, respectively. The cost of manufacturing acer truncatum bunge seed oil was approximately 16.0% and 15.7% of the total cost of goods sold during the nine months ended December 31, 2017 and 2016, respectively.
During the three months ended December 31, 2017, our cost of goods sold totaled $10,422,916, representing an increase of $2,064,793 or 24.7% as compared to $8,358,123 during the three months ended December 31, 2016. However, the 24.7% increase in cost was a net result of the actual increase in cost and the appreciation of RMB. There was 21.4% actual increase in cost due to the increased sales of the acer truncetum bunge seed oil and the health care products and the decreased sales of the Huoliyuan capsules but 3.3% of the increase was caused by higher USD converted from RMB due to a RMB appreciation occurred during the three months ended December 31, 2017, compared with the same period in 2016. The percentages of the cost of goods sold to total revenues increased slightly from 59.0% for the three months ended December 31, 2016 to 60.6% for the three months ended December 31, 2017.
During the nine months ended December 31, 2017, our cost of goods sold totaled $29,521,454, representing an increase of $8,239,504 or 38.7% as compared to $21,281,950 during the nine months ended December 31, 2016. However, the 38.7% increase in cost was a net result of the actual increase in cost and the depreciation of RMB. There was 39.4% actual increase in cost due to the increased sales of all products, but 0.7% of the increase in cost was offset by fewer USD converted from RMB due to a RMB depreciation occurred during the nine months ended December 31, 2017, compared with the same period in 2016. The percentages of the cost of goods sold to total revenues increased slightly from 60.0% for the nine months ended December 31, 2016 to 61.2% for the nine months ended December 31, 2017.
Gross Profit
Gross profit for the three months ended December 31, 2017 was $6,788,240, an increase of 16.8% or $974,739 as compared to the same period for the prior year. The overall gross profit as a percentage of net revenues was approximately 39.4% for the three months ended December 31, 2017, a slight decreased from 41.0% for the same period of 2016.  The gross profit as percentage of net revenues for the health care products was approximately 44.5% for the three months ended December 31, 2017, a slight increase from 44.3% for the same period of 2016.  The gross profit as percentage of net revenues for Huoliyuan Capsules was approximately 30.6% for the three months ended December 31, 2017, a decrease from 35.6% for the same period of 2016. The gross profit as percentage of net revenues for acer truncatum bunge seed oil was approximately 45.4% for the three months ended December 31, 2017, a decrease from 47.7% for the same period of 2016. The lower gross profit as percentage of net revenue for Huoliyuan Capsules  during the three months ended December 31, 2017 was due to the increased raw material and manufacturing costs. The lower gross profit as percentage of net revenue for the acer truncatum bunge seed oil during the three months ended December 31, 2017 was primarily due to the decreased sales price offset by the decreased raw material cost.

The comparison of the gross profits for the three months ended December 31, 2017 and 2016 as follows:
	December 31, 2017	Gross Profit Margin	December 31, 2016	Gross Profit Margin	Change in $	Variance
Health care supplements	2,935,950	44.5%	2,092,442	44.3%	843,508	40.3%
Drugs (Huoliyuan Capsule)	1,986,669	30.6%	2,294,172	35.6%	(307,503)	(13.4)%
Acer truncatum oil	1,865,621	45.4%	1,426,887	47.7%	438,734	30.7%
Total	6,788,240	39.4%	5,813,501	41.0%	974,739	16.8%

Gross profit for the nine months ended December 31, 2017 was $18,691,351, an increase of 31.7% or $4,494,698 as compared to the same period for the prior year. The overall gross profit as a percentage of net revenues was approximately 38.8% for the nine months ended December 31, 2017, slightly decreased from 40.0% for same period of 2016. The gross profit as percentage of net revenues for the health care products was approximately 44.6% for the nine months ended December 31, 2017, a slight increase from 44.4% for the same period of 2016.  The gross profit as percentage of net revenues for Huoliyuan Capsules was approximately 30.4% for the nine months ended December 31, 2017, a decrease from 34.6% for the same period of 2016. The gross profit as a  percentage of net revenues for acer truncatum bunge seed oil was approximately 44.5% for the nine months ended December 31, 2017, a decrease from 46.4% for the same period of 2016. The lower gross profit as percentage of net revenue for Huoliyuan Capsules during the nine months ended December 31, 2017 was due to the increased raw material and manufacturing costs. The lower gross profit as percentage of net revenue for the acer truncatum bunge seed oil during the nine months ended December 31, 2017 was primarily due to the net impact of decreased sales price offset by the decreased raw material cost.
The comparison of the gross profits for the nine months ended December 31, 2017 and 2016 as follows:
	December 31, 2017	Gross Profit Margin	December 31, 2016	Gross Profit Margin	Change in $	Variance
Health care supplements	8,900,597	44.6%	5,393,886	44.4%	3,506,711	65.0%
Drugs (Huoliyuan Capsule)	6,008,881	30.4%	5,906,331	34.6%	102,550	1.7%
Acer truncatum oil	3,781,873	44.5%	2,896,436	46.4%	885,437	30.6%
Total	18,691,351	38.8%	14,196,653	40.0%	4,494,698	31.7%

Research and Development Expenses
Our R&D expenses for the three months ended December 31, 2017 were $280,229 or approximately 1.6% of total corresponding revenue, an increase of $640 or 0.2%, as compared to $279,589 or approximately 2.0% of total corresponding revenue for the three months ended December 31, 2016.  Our R&D expenses for the nine months ended December 31, 2017 were $406,640 or approximate 0.8% of total corresponding revenue, a decrease of $347,845 or 46.1%, as compared to $754,485 or approximately 2.1% of total corresponding revenue for the nine months ended December 31, 2016.  The lower R&D expense and the decrease on the percentage of R&D expense over total revenue compared with the same period of the prior year was mainly due to the decreased purchase of the materials that were used in the R&D.

Our long-term goal is to utilize advanced biological technology to refine and extract the beneficial compounds in plants that have traditionally been known to have medicinal benefits, primarily gingko and acer trunkatum bunge plants. As of December 31, 2017, we had 27 employees in the  in the research and development department.
Operating expenses
Our selling expenses consist primarily of sales commissions, advertising and promotion expenses, freight charges and related compensation. Our selling expenses for the three months ended December 31, 2017 were $1,278,544 or 7.4% of our total revenue for the period, representing slight increase on the percentage of total revenue from 6.8% for the prior year's quarter ended December 31, 2016. Our selling expenses for the three months ended December 31, 2017 increased by 31.9% or $309,049 as compared to the same period in the prior year. The increase in selling expenses was primarily due to the increase in shipping cosst, sales commission as a result of increased sales and increased advertising costs.
Our selling expenses for the nine months ended December 31, 2017 were $3,596,983 or 7.5% of our total revenue for the period, representing an increase on the percentage of total revenue from 7.1% for the prior year's nine months ended December 31, 2016. Our selling expenses for the nine months ended December 31, 2017 increased by 42.4% or $1,071,805 as compared to the same period in the prior year. The increase in selling expenses was primarily due to the increase in shipping costs, sales commission as a result of increased sales and increased advertising costs.
Our G&A expenses for the three months ended December 31, 2017 were $1,445,469 or 8.4% of our total revenue for the period, representing a slight increase on the percentage of total revenue from 8.0% for the prior year's quarter ended December 31, 2016.  Our G&A expenses for the three months ended December 31, 2017 increased by 27.1% or $307,860 as compared to the same period in the prior year.  The increase in G&A expenses was primarily due to the increase in depreciation and amortization expenses and legal and consulting fees.
Our G&A expenses for the nine months ended December 31, 2017 were $3,222,132  or 6.7% of our total revenue for the period, representing a decrease on the percentage of total revenue from 7.7% for the prior year's nine months ended December 31, 2016.  Our G&A expenses for the nine months ended December 31, 2017 increased by 18.4% or $499,664 as compared to the same period in the prior year. The increase in G&A expenses was primarily due to the increase in depreciation and amortization expenses and legal and consulting fees offset by the decrease of stock options amortization.
Income Taxes
Income tax expense increased by $104,377 during the three months ended December 31, 2017, as compared to the prior year's quarter ended December 31, 2016, as a result of the increase in income from operation.
Income tax expense increased by $953,497 during the nine months ended December 31, 2017, as compared to the nine months ended December 31, 2016, as a result of the increase in income from operations and the gain from disposal of acer truncatum bunge plants.
Net Income
As a result of the above, during the three months ended December 31, 2017, we realized net income of $2,862,281, representing a 10.6% or $274,116 increase, compared to $2,588,165 during the three months ended December 31, 2016. The increase was mainly due to the higher revenue from sales of health care products and acer truncatum bunge seed oil, in the three months ended December 31, 2017.
During the nine months ended December 31, 2017, we realized net income of $9,095,525, representing a 47.7% or $2,936,125 increase, compared to $6,159,400 during the nine months ended December 31, 2016. The increase was mainly due to the higher revenue from sales of all products, the lower R&D expenses and the gain from disposal of acer truncatum bunge plants in the nine months ended December 31, 2017.

Comprehensive Income (Loss)
Our business operates entirely in Chinese RMB, but we report our results in our SEC filings in USD. The conversion of our accounts from RMB to USD results in translation adjustments, which are reported as a middle step between net income and comprehensive income. The net income is added to the retained earnings on our balance sheet while the translation adjustment is added to a line item on our balance sheet labeled "Accumulated other comprehensive income (loss)," since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business. During the three months ended December 31, 2017, the effect of converting our financial results to USD was income of $1,557,010 to our other comprehensive income, as compared to a loss of $3,096,813 during the three months ended December 31, 2016 as a result of the currency exchange rate fluctuation.
During the nine months ended December 31, 2017, the effect of converting our financial results to USD was income of $5,121,310 to our other comprehensive income, as compared to a loss of $5,747,120 during the nine months ended December 31, 2016 as a result of the currency exchange rate fluctuation.
Noncontrolling interest
In March 18, 2017, Shandong Yongchuntang  became a 3% shareholder of Shandong Spring.  During the three months ended December 31, 2017, $132,578 of comprehensive income was attributable to Shandong Yongchuntang.
During the nine months ended December 31, 2017, $425,325 of comprehensive income was attributable to Shandong Yongchuntang.
Liquidity and Capital Resources
Our principal source of liquidity were generated from our operations. As of December 31, 2017, we had $23,328,756 in working capital, an increase of $7,836,335 or 50.6% as compared to $15,492,421 in working capital as of March 31, 2017. Based on our current operating plan, we believe that existing cash and cash equivalents balances, and the funds to be generated by operations will be sufficient to meet our working capital and capital requirements for our current operations for at least the next 12 months. Our operations produced positive cash flow of $12,132,421 during the nine months ended December 31, 2017. We had accounts receivable of $209,784 outstanding as of December 31, 2017. We expect our marketing activities to continue to help generate positive cash flow.  The operations of our own manufacturing since fiscal year 2010 and the development of our own acer truncatum bunge planting bases have put some pressure on our cash flow. We may be required to seek additional capital and reduce certain spending as needed on an on-going basis. There can be no assurance that any additional financing will be available on acceptable terms.
In order to fully implement our business plan, however, we will require additional capital contributions. Our budget to increase our capacity to manufacture blended edible oil products is $5 million. Our expectation, therefore, is to access the capital markets in the U.S. and China to obtain the funds we need. At present we have no firm commitment from any source for additional funds and there can be no assurance that the funds will be available on terms acceptable to us.

The following table sets forth a summary of our cash flows for the periods indicated:
	For the Nine Months Ended December 31,
	2017	2016	Change in $	Change in %
Net cash provided by operating activities	$12,132,421	$7,283,144	4,849,277	66.6%
Net cash used in investing activities	$(4,453,916)	$(4,508,068)	54,152	(1.2)%
Effect of exchange rate change on cash and cash equivalents	$781,409	$(629,729)	1,411,138	(224.1)%
Net increase in cash and cash equivalents	$8,459,914	$2,145,347	6,314,567	294.3%
Cash and cash equivalents, beginning balance	$10,308,622	$7,639,084	2,669,538	34.9%
Cash and cash equivalents, ending balance	$18,768,536	$9,784,431	8,984,105	91.8%

Operating Activities
Net cash provided by operating activities was $12,132,421 for the nine months ended December 31, 2017, which was an increase of 66.6% or $4,849,277 from the $7,283,144 net cash provided by operating activities for the same period of the prior year. The increase was primarily due to the increase from cash inflow from sales revenue and accounts receivable, and the decrease from cash out flow from inventory.
Investing Activities
During the nine months ended December 31, 2017, our net cash used in investing activities was $4,453,916, as compared to $4,508,068 of net cash used for the nine months ended December 31, 2016. The cash used in investing activities for the nine months ended December 31, 2017 of $4,453,916 was primarily attributable to the acquisition of property, plant and equipment of $2,125,638, and capital expenditures of $4,457,916 in acer truncatum bunge planting, and offsetting by a cash receipt of $2,129,638 from the disposal of acer truncatum bunge plants.
Financing Activities
No net cash was generated or used by financing activities over the three and nine months ended December 31, 2017 and 2016.
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

Changes in Internal Controls

The term "internal control over financial reporting" (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated any changes in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2017, and they have concluded that there was no change to the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Date: February 14, 2018

/s/ Yan Tinghe
Yan Tinghe Chief Executive Officer (Principal Executive Officer)

/s/ Li Chuanmin
Li Chuanmin Chief Financial Officer (Principal Financial Officer)