Form 10-Q
period 2018-06-30
China YCT International Group, Inc.
filed 2018-08-14
CIK 847464

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.
20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

The number of shares outstanding of the issuer's common stock on August 14, 2018 was 29,839,168.

CHINA YCT INTERNATIONAL GROUP, INC.

Table of Contents

Page

Consolidated Balance Sheets as of June 30, 2018 and March 31, 2018 (Unaudited)	F1

Consolidated Statements of Comprehensive Income (Loss) for the Three Months Ended June 30, 2018 and 2017 (Unaudited)	F2

Consolidated Statements of Cash Flows for the Three Months Ended June 30, 2018 and 2017 (Unaudited)	F3

Notes to Consolidated Financial Statements (Unaudited)	F4-F9

CHINA YCT INTERNATIONAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	JUNE 30,	MARCH 31,
	2018	2018

Assets

Current assets:
Cash and cash equivalents	$27,863,079	$25,353,360
Accounts receivable	364,809	174,558
Inventories	3,164,358	2,383,382
Purchase deposit to related party	1,208,005	1,412,864
Prepaid leases – current portion	633,732	741,583
Total current assets	33,233,983	30,065,747

Prepaid leases	457,876	641,349
Development cost of acer truncatum bunge planting	46,730,621	48,984,881
Plant, property, and equipment, net	15,687,813	16,793,413
Intangible assets, net	10,952,043	11,862,017
Deferred tax assets	169,314	200,387
Security deposit to related party	1,511,350	1,590,305
Total assets	$108,743,000	$110,138,099

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and other accrued expenses	$135,556	$372,782
Advance from customers	-	445,829
Taxes payable	1,321,890	1,164,198
Total current liabilities	1,457,446	1,982,809

Stockholders' Equity
Preferred stock, par value $0.001 per share; 5,000,000 shares authorized, zero shares issued and outstanding	-	-
12% Preferred stock, par value $500 per share; 45 shares authorized, issued and outstanding	22,500	22,500
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 29,839,168 and 29,789,168 shares issued and outstanding at June 30, 2018 and March 31, 2018, respectively	29,839	29,789
Additional paid-in capital	4,363,788	4,322,838
Statutory reserve	1,828,504	1,828,504
Retained earnings	98,935,764	94,447,937
Accumulated other comprehensive income (loss)	(916,224)	4,455,017
Total stockholders' equity attributable to the Company	104,264,171	105,106,585
Noncontrolling interest	3,021,383	3,048,705
Total stockholders' equity	107,285,554	108,155,290
Total liabilities and stockholders' equity	$108,743,000	$110,138,099

The accompanying notes are an integral part of these consolidated financial statements.

CHINA YCT INTERNATIONAL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	THREE MONTHS ENDED
	JUNE 30,
	2018	2017

Sales	$20,888,847	$17,134,865
Cost of Goods Sold (including $4,390,324 and $4,288,935 from a related party for the three months ended June 30, 2018 and 2017, respectively)	11,964,700	10,287,148
Gross profit	8,924,147	6,847,717
Operating expenses
Selling expenses	1,391,603	1,236,292
General and administrative expenses	1,081,049	908,405
Research and development expenses	322,733	64,378
Total operating expenses	2,795,385	2,209,075
Income from operations	6,128,762	4,638,642
Gain on disposal of acer truncatum bunge plants	-	573,092
Interest income	40,073	25,103
Income before income tax provision	6,168,835	5,236,837
Income tax provision	1,542,209	1,309,209
Net income	4,626,626	3,927,628
Less: Net income attributable to noncontrolling interest	138,799	117,829
Net income attributable to the Company	4,487,827	3,809,799
Other comprehensive income (loss):
Foreign currency translation adjustment	(5,537,362)	1,655,501
Comprehensive income (loss)	(910,736)	5,583,129
Less: Comprehensive income (loss) attributable to noncontrolling interest	(27,322)	166,315
Comprehensive income (loss) attributable to the Company	$(883,414)	$5,416,814

Earnings per common share
Basic and Diluted	$0.15	$0.13

Weighted average number of common shares outstanding
Basic and Diluted	29,804,003	29,789,168

The accompanying notes are an integral part of these consolidated financial statements.

CHINA YCT INTERNATIONAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	THREE MONTHS ENDED
	JUNE 30,
	2018	2017
Cash Flows From Operating Activities:
Net income	$4,626,626	$3,927,628
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of plant, property and equipment	352,766	287,248
Amortization of intangible assets	333,014	309,948
Amortization of prepaid leases	230,963	210,588
Stock-based compensation	41,000	-
Deferred taxes	21,912	167,355
Gain on disposal of acer truncatum bunge plants	-	(573,092)
Changes in operating assets and liabilities:
Purchase deposit to vendors	-	655,130
Inventory	(932,817)	2,315,657
Accounts receivable	(206,330)	1,080,011
Cash received from cancellation of lease	-	55,932
Taxes payable	223,523	(908,641)
Purchase deposit and accounts payable to related party, net	139,733	(2,014,308)
Advance from customers	(439,483)	-
Accounts payable and other accrued expenses	(226,868)	40,790
Net cash provided by operating activities	4,164,039	5,554,246

Cash Flows From Investing Activities:
Acquisition of property, plant and equipment	(70,793)	(2,080,416)
Proceeds from disposal of acer truncatum bunge plants	-	2,084,706
Development cost of acer truncatum bunge planting	(184,358)	(1,215,128)
Net cash used in investing activities	(255,151)	(1,210,838)

Effect of exchange rate changes on cash and cash equivalents	(1,399,169)	240,841
Net increase in cash and cash equivalents	2,509,719	4,584,249
Cash and cash equivalents at beginning of period	25,353,360	10,308,622
Cash and cash equivalents at end of period	$27,863,079	$14,892,871

Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$-	$-
Income taxes	$1,053,618	$1,389,829

The accompanying notes are an integral part of these consolidated financial statements.

CHINA YCT INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - ORGANIZATION AND PRINCIPAL ACTIVITIES

China YCT International Group, Inc. ("China YCT" or "the Company") through its 100% owned subsidiary Landway Nano Bio-Tech, Inc. ("Landway Nano"), incorporated in Delaware, own 97% of Shandong Spring Pharmaceutical Co., Ltd. ("Shandong Spring Pharmaceutical "), incorporated in the People's Republic of China ("PRC"). The Company, through its 97% owned subsidiary, Shandong Spring Pharmaceutical, is engaged in the business of (i) distributing health care supplement products, (ii) developing, manufacturing, and selling Huoliyuan capsules, a prescription medicine, and (iii) developing the acer truncatum bunge planting bases and selling acer truncatum seed oil in the PRC. Acer truncatum bunge plants are a species of maple tree.

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2018 and the results of operations and cash flows for the periods ended June 30, 2018 and 2017. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three months ended June 30, 2018 are not necessarily indicative of the results to be expected for any subsequent periods or for the entire year ending March 31, 2019. The balance sheet on March 31, 2018 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended March 31, 2018 as included in our Annual Report on Form 10-K.

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

The following exchange rates were used to translate the amounts from RMB into United States dollars ("USD$") for the respective periods:

	June 30	June 30
	2018	2017
Period End Exchange Rate (RMB/USD)	6.6166	6.7744
Average Period Exchange Rate (RMB/USD)	6.3789	6.8536

 Recent accounting pronouncements

The Company's management has evaluated all the recently issued accounting pronouncements and does not believe that they will have a material effect on the Company's consolidated financial position and results of operations.

NOTE 3 - INVENTORIES

The components of inventories were as follows:

	June 30,	March 31,
	2018	2018
Raw materials	$1,860,208	$233,138
Packaging materials	508,304	652,179
Work-in-process	163,378	686,234
Finished goods	632,468	811,831
Total Inventories	$3,164,358	$2,383,382

NOTE 4 – PLANT, PROPERTY, AND EQUIPMENT, NET

The components of plant, property and equipment were as follows:

	June 30,	March 31,
	2018	2018
Machinery and equipment	$3,416,384	$3,594,861
Office equipment and automobiles	799,630	769,589
Building	12,931,177	13,606,722
Leasehold improvements	4,030,033	4,240,568
Subtotal	21,177,224	22,211,740
Less: Accumulated depreciation and amortization	(5,489,411)	(5,418,327)
Total plant, property and equipment, net	$15,687,813	$16,793,413

The depreciation and amortization expense for the three months ended June 30, 2018 and 2017 was $352,766 and $287,248, respectively.

NOTE 5 - TAXES PAYABLE

Taxes payable at June 30, 2018 and March 31, 2018 were as follows:

	June 30,	March 31,
	2018	2018
Corporate income tax - foreign	$943,978	$519,875
Value-added tax - foreign	343,098	580,429
Other tax and fees - foreign	34,814	63,894
Total tax payable	$1,321,890	$1,164,198

NOTE 6 - INCOME TAXES

China YCT International Group, Inc. and Landway Nano were incorporated in the United States of America and are subject to United States federal taxation. No provisions for income taxes have been made, as there was no taxable income from U.S. operations for the three months ended June 30, 2018 and 2017. The Company has net loss carryforward of approximately $22,000, which will expire in 2037. The Company has set up 100% valuation allowance on deferred tax assets resulting from net operating loss incurred in the U.S.

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

Prior to the enactment of the Act, since Shandong Spring Pharmaceutical intends to reinvest its earnings to further expand its businesses in mainland China, it does not intend to declare dividends to their immediate foreign holding companies in the foreseeable future. Accordingly, the Company has not recorded any deferred taxes in relation to US tax on the cumulative amount of undistributed retained earnings since January 1, 2008. Under the "#1703. Treatment of deferred foreign income upon transition to new participation exemption system-deemed repatriation" of the Act, U.S. shareholders owning at least 10% of a foreign subsidiary generally must include income, for the subsidiary's last tax year beginning before 2018, the shareholder's pro rata share of the accumulated post-'86 historical E&P of the foreign subsidiary as of the "measurement date" to the extent such E&P has not been previously subject to U.S. tax.  The Company has conducted an assessment of its income tax effects of the Act, and based on the analysis, the Company concluded that it had no one-time transition tax liability on its cumulative amount of undistributed retained earnings since January 1, 2008 as the Company had sufficient foreign tax credits available to offset the resulting incremental tax. However, further regulatory guidance related to the Act may be expected to be issued during 2018, which may result in changes to the Company's estimates. In this case, additional analysis of the Act and the impact to the Company will be performed, and any impact will be finalized no later than the fourth calendar quarter of 2018.

The reconciliation of income tax expense at the U.S. statutory rate of 21% and 35% in 2018 and 2017, to the Company's effective tax rate is as follows:

	Three Months Ended
	June 30,
	2018	2017

U.S. Statutory rate	$1,295,455	$1,832,893
Tax rate difference between China and U.S.	246,754	(523,684)
Effective tax rate	$1,542,209	$1,309,209

The provisions for income taxes are summarized as follows:

	Three Months Ended
	June 30,
	2018	2017
Current	$1,520,297	$1,141,854
Deferred	21,912	167,355
Total	$1,542,209	$1,309,209

NOTE 7 - STOCKHOLDERS' EQUITY

On June 4, 2018, the Company issued 50,000 shares of common stock to a consultant for marketing consulting services, which were valued at $41,000 based on the quoted market price at issuance.

NOTE 8 - RELATED PARTY TRANSACTIONS AND BALANCES

Balances:

(i) Security deposit to related party:

The security deposit to related party of $1,511,350 represents the deposit paid to Shandong Yongchuntang Group Co., Ltd ("Shandong Yongchuntang") on January 4, 2017 for using the direct-sales license issued to Shandong Yongchuntang. The amount is non-interest bearing and not secured. Shandong Yongchuntang owns 3% of the equity of Shandong Spring Pharmaceutical.

(ii) Trade related balance with related party:

On June 30, 2018 and March 31, 2018, purchase deposit to related party of $1,208,005 and $1,412,864, respectively, pertains to a purchase deposit paid in respect of the purchase of healthcare products from Shandong Yongchuntang.

Transactions:

(i) Purchase from related party (See Note 8)

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

NOTE 9 - MAJOR CUSTOMERS AND VENDORS

The Company sold products through ten distributors during the three months ended June 30, 2018 and 2017. Sales to six distributors represented 15%, 14%, 12%, 12%, 10%, and 10% of total sales for the three months ended June 30, 2018. Sales to four distributors represented 19%, 16%, 11% and 11% of total sales for the three months ended June 30, 2017.

The Company sold 11 and 10 products during the three months ended June 30, 2018 and 2017, respectively. Sales of three products represented 37%, 25%, and 11% of total sales for the three months ended June 30, 2018.  Sales of four products represented 37%, 17%, 11%, and 11% of total sales for the three months ended June 30, 2017.

The Company purchases its products from Shandong Yongchuntang, a related party, according to the purchase contract signed between the Company and Shandong Yongchuntang. Pursuant to the renewed one-year contract dated February 20, 2017, the Company agreed to purchase nine products from Shandong Yongchuntang at fixed prices. On February 21, 2018, the Company further renewed the purchase contract with Shandong Yongchuntang for a term of one year ending on February 25, 2019.  Pursuant to this most recently renewed one-year contract, the Company continue to purchase the nine products from Shandong Yongchuntang at fixed prices without changes in any terms of the previous contract. Total purchases from Shandong YCT represented 37% and 54% of our total purchases during the three months ended June 30, 2018 and 2017, respectively. The purchases from three other vendors represented 31%, 10% and 10% of the Company's total purchases for the three months ended June 30, 2018. The purchases from two other vendors represented 19% and 14% of the Company's total purchases for the three months ended June 30, 2017.

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

Overview

We were incorporated in the State of Florida in January 1989, and reincorporated in the State of Delaware on April 4, 2007. We operate principally through our wholly-owned subsidiary, Landway Nano Bio-Tech, Inc. ("Landway Nano"), incorporated in Delaware, which, in turn, owns 97% of Shandong Spring Pharmaceutical Co., Ltd. ("Shandong Spring Pharmaceutical "), incorporated in the People's Republic of China (the "PRC"). We, through Shandong Spring Pharmaceutical, are engaged in the business of (i) distributing health care supplement products, (ii) developing, manufacturing, and selling Huoliyuan capsules, a prescription medicine, and (iii) developing the acer truncatum bunge planting bases and selling acer truncatum seed oil in the PRC. Acer truncatum bunge plants are a species of maple tree.

The Company's proprietary product, Huoliyuan capsule, is a China Food and Drug Administration ("CFDA") approved prescription TCM that has a wide range of therapeutic benefits. It is the only TCM of its kind made in slow-release capsule form for improved absorption rate and therapeutic effects.

Since July 2015, the Company has also produced acer truncatum bunge seed oil and sold the product to customers through an Internet direct sales system operated by the Company pursuant to an agreement with Shandong Yongchuntang.  Currently, the acer truncatum bunge seed oil is extracted from acer truncatum pods that are purchased from third party vendors. The Company's self-grown acer truncatum pods will not be ready to be used for production until approximately the fall of 2018. The Company currently has a 5,880 mu (approximately 2,324.77 acres) acer truncatum bunge plantation base coupled with modern production facilities. We believe it is the only company in China able to achieve industrial-scale production and vertically integrated capability for acer truncatum bunge seed oil products.

On March 18, 2017, the Company entered into an Acquisition Agreement on Acer Truncatum Industrial Project (the "Agreement") with Shandong Yongchuntang.  Pursuant to the Agreement, the Company agreed to transfer a 3% equity interest in Shandong Spring Pharmaceutical in exchange for tangible and intangible assets related to the Acer Truncatum Industrial Project (the "Project"), which were owned by Shandong Yongchuntang. As a result of this transaction, Shandong Yongchuntang has become a 3% shareholder of Shandong Spring Pharmaceutical.

Results of Operations

The following table sets forth information from our statements of comprehensive income (loss) for the three months ended June 30, 2018 and 2017, in dollars:

	Three Months Ended
	June 30,		$	%
	2018	2017	Change	Change
Sales	20,888,847	17,134,865	3,753,982	21.9%
Cost of Goods Sold	(11,964,700)	(10,287,148)	(1,677,552)	16.3%
Gross Profit	8,924,147	6,847,717	2,076,430	30.3%
Operating Expenses	(2,795,385)	(2,209,075)	(586,310)	26.5%
Operating Income	6,128,762	4,638,642	1,490,120	32.1%
Interest Income	40,073	25,103	14,970	59.6%
Gain on Disposal of Acer Truncatum Bunge Plants	-	573,092	(573,092)	(100.0)%
Income Tax Provision	(1,542,209)	(1,309,209)	(233,000)	17.8%
Net Income	4,626,626	3,927,628	698,998	17.8%
Comprehensive Income (Loss)	(910,736)	5,583,129	(6,493,865)	(116.3)%

Revenue

During the three months ended June 30, 2018, we realized $20,888,847 in revenue, representing an increase of 21.9% or $3,753,982 as compared to $17,134,865 for the same period in 2017.  The increase in revenue in RMB was 13.5% as compared to the three months ended June 30, 2017. The other 8.4% of the increase in dollar denominated revenue was attributable to the RMB appreciation during the three months ended June 30, 2018 compared with the same period in 2017. The total 13.5% revenue increase in RMB was due to the increased sales of acer truncatum bunge seed oil and Huoliyuan Capsule, offset by decreased sales of health care products.

Part of our revenues was generated by us as the distributor for the health care products manufactured by Shandong Yongchuntang. We purchase the products from Shandong Yongchuntang, a related party, according to the purchase contract signed between the Company and Shandong Yongchuntang. Pursuant to the renewed one-year contract dated February 20, 2017, the Company agreed to purchase nine products from Shandong Yongchuntang at fixed prices. On February 21, 2018, the Company further renewed the purchase contract with Shandong Yongchuntang for a term of one year ending on February 25, 2019.  Pursuant to this most recently renewed one-year contract, the Company continues to purchase the nine products from Shandong Yongchuntang at fixed prices without changes in any terms of the previous contract. During the three months ended June 30, 2018, 38.4% of our total revenue was generated as the distributor of Shandong Yongchuntang, compared to 45.8% during the three months ended June 30, 2017.  For the three months ended June 30, 2018, our revenue from sales of the health care products was $8,010,598, representing an increase of 2.1% or $165,597 as compared to $7,845,001 for the same period in 2017.  The revenue from sales of health care products measured in RMB was decreased by 5.0% but was offset by 7.1% increase due to more USD converted from RMB because a significant RMB appreciation occurred during the three months ended June 30, 2018 compared with the same period in 2017. The decrease in sales of the health care products in RMB was primarily due to decrease in sales of several more traditional health care products.

The sales of Huoliyuan Capsule accounted for 36.5% of our revenue during the three months ended June 30, 2018, compared to 37.3% during the three months ended June 30, 2017. The sales of the Huoliyuan Capsule during the three months ended June 30, 2018 were $7,630,290, an increase of 19.3% or $1,235,248 as compared to the three months ended June 30, 2017. The revenue from sales of Huoliyuan Capsule denominated in RMB increased by 11.1%. The other 8.2% of the increase in dollar denominated revenue was attributable to the RMB appreciation during the three months ended June 30, 2018 compared with the same period in 2017. The increase in sales of Huoliyuan Capsule in RMB was primarily due to the stabilization of the market competition.

Since July 2015, we have produced acer truncatum bunge seed oil and sold the product to customers through our distributors.  The acer truncatum bunge seed oil was extracted from the acer truncatum pods that were purchased from third party vendors.  Our self-grown acer truncatum pods will not be ready to be used for production until approximately the fall of 2018. During the three months ended June 30, 2018, 25.1% of our total revenue was generated from the sales of acer truncatum oil products, compared to 16.9% during the same period in 2017. During the three months ended June 30, 2018, the sales of acer truncatum bunge seed oil was $5,247,959, representing an increase of 81.3% or $2,353,137 compared to $2,894,822 for the same period in 2017. The revenue from sales of acer truncatum seed oil products denominated in RMB increased by 68.7%. The other 12.6% of the increase in dollar denominated revenue was attributable to the RMB appreciation during the three months ended June 30, 2018 compared with the same period in 2017. The increase in sales of acer truncatum seed oil products in RMB was primarily due to the continuing promotion of our acer truncatum bunge seed oil by organizing conferences to introduce the features and benefits of the product to our distributors and customers.

The following is the sales breakdown by products during the three months ended June 30, 2018 and 2017:

	For the Three Months Ended June 30,
	2018		2017
Health care supplements	8,010,598	38.4%	7,845,001	45.8%
Drugs (Huoliyuan Capsule)	7,630,290	36.5%	6,395,042	37.3%
Acer truncatum oil	5,247,959	25.1%	2,894,822	16.9%
Total	20,888,847	100.0%	17,134,865	100.0%

Cost of Goods Sold

Our costs of goods sold comprised primarily the cost of finished goods that we purchased from Shandong Yongchuntang, the raw materials we purchased from third party vendors, and the manufacturing costs of acer truncatum bunge seed oil and Huoliyuan capsule.  The cost of manufacturing Huoliyuan Capsule was approximately 45.4% and 42.2% of the total cost of goods sold during the three months ended June 30, 2018 and 2017, respectively. The cost of manufacturing acer truncatum bunge seed oil was approximately 17.3% and 15.6% of the total cost of goods sold during the three months ended June 30, 2018 and 2017, respectively.

During the three months ended June 30, 2018, our cost of goods sold totaled $11,964,700, representing an increase of $1,677,552 or 16.3% as compared to $10,287,148 during the three months ended June 30, 2017. There was an 8.3% increase in cost in RMB. The other 8.0% of the increase in dollar denominated cost was attributable to the RMB appreciation during the three months ended June 30, 2018 compared with the same period in 2017. The percentages of the costs of goods sold to total revenues decreased from 60.0% for the three months ended June 30, 2017 to 57.3% for the three months ended June 30, 2018. The decrease in the percentages of the costs of goods sold to total revenues was primarily due to the decreased raw material, packaging and manufacturing cost for acer truncatum bunge seed oil products.

Gross Profit

Gross profit for the three months ended June 30, 2018 was $8,924,147, an increase of 30.3% or $2,076,430 as compared to the same period for the prior year. The overall gross profit as a percentage of net revenues was approximately 42.7% for the three months ended June 30, 2018, a slight increase from 40.0% for the same period of 2017. The gross profit as percentage of net revenues for the health care products was approximately 44.4% for the three months ended June 30, 2018, a slight decrease from 44.7% for the same period of 2017.  The gross profit as percentage of net revenues for Huoliyuan was approximately 28.7% for the three months ended June 30, 2018, decreased from 32.1% for the same period of 2017. The gross profit as percentage of net revenues for acer truncatum bunge seed oil was approximately 60.5% for the three months ended June 30, 2018, increased from 44.5% for the same period of 2017. The lower gross profit as percentage of net revenue for Huoliyuan during the three months ended June 30, 2018 was primarily due to the increased raw material and manufacturing costs. The higher gross profit as percentage of net revenue for the acer truncatum bunge seed oil during the three months ended June 30, 2018 was primarily due to the decreased raw material, packaging and manufacturing cost.

The comparison of the gross profits for the three months ended June 30, 2018 and 2017 as follows:

	June 30, 2018	Gross Profit Margin	June 30, 2017	Gross Profit Margin	Change in $	Variance
Health care supplements	3,557,291	44.4%	3,508,114	44.7%	49,177	1.4%
Drugs (Huoliyuan Capsule)	2,193,667	28.7%	2,051,767	32.1%	141,900	6.9%
Acer truncatum oil	3,173,189	60.5%	1,287,836	44.5%	1,885,353	146.4%
Total	8,924,147	42.7%	6,847,717	40.0%	2,076,430	30.3%

Research and Development Expenses

Our R&D expenses for the three months ended June 30, 2018 were $322,733 or approximate 1.5% of total corresponding revenue, an increase of $258,355 or 401.3%, as compared to $64,378 or approximately 0.4% of total corresponding revenue for the three months ended June 30, 2017. The increase in R&D expenses was primarily due to the increased cost of the materials used by the R&D department.

Our long-term goal is to utilize advanced biological technology to refine and extract the beneficial compounds in plants that have traditionally been known to have medicinal benefits, primarily gingko and acer trunkatum bunge plants. As of June 30, 2018, we had 27 staff in R&D department.

Operating expenses

Our selling expenses consist primarily of sales commissions, advertising and promotion expenses, freight charges and related compensation. Our selling expenses for the three months ended June 30, 2018 were $1,391,603 or 6.7% of our total revenue for the period, representing slight decrease on the percentage of total revenue from 7.2% for the prior year's quarter ended June 30, 2017. Our selling expenses for the three months ended June 30, 2018 increased by 12.6% or $155,311 as compared to the same period in the prior year. There was a 4.8% increase in selling expenses in RMB.  The other 7.8% of the increase in dollar denominated amount was attributable to the RMB appreciation during the three months ended June 30, 2018 compared with the same period in 2017. The increase in selling expenses was primarily due to the increase in shipping cost and sales commission as a result of increased sales, and salary expense.

Our G&A expenses for the three months ended June 30, 2018 were $1,081,049 or 5.2% of our total revenue for the period, representing a slight decrease on the percentage of total revenue from 5.3% for the prior year's quarter ended June 30, 2017.  Our G&A expenses for the three months ended June 30, 2018 increased by 19.0% or $172,644 as compared to the same period in the prior year.  There was a 10.8% increase in G&A expenses in RMB. The other 8.2% of the increase in dollar denominated amount was attributable to the RMB appreciation during the three months ended June 30, 2018, compared with the same period in 2017. The increase in G&A expenses was primarily due to the increase in depreciation and consulting expenses.

Net Income

As a result of above, during the three months ended June 30, 2018, we realized net income of $4,626,626, representing a 17.8% or $698,998 increase, compared to $3,927,628 during the three months ended June 30, 2017. The increase was mainly due to the higher revenue from sales of acer truncatum bunge seed oil and Huoliyuan Capsule and the lower production cost for acer truncatum bunge seed oil.

Income Taxes

Income tax expense increased by $233,000 during the three months ended June 30, 2018, as compared to the prior quarter ended June 30, 2017, as a result of the increase in income from operation.

Comprehensive Income (Loss)

Our business operates entirely in Chinese RMB, but we report our results in our SEC filings in U.S. Dollars. The conversion of our accounts from RMB to Dollars results in translation adjustments, which are reported as a middle step between net income and comprehensive income. The net income is added to the retained earnings on our balance sheet while the translation adjustment is added to a line item on our balance sheet labeled "Accumulated other comprehensive income (loss)," since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business. During the three months ended June 30, 2018, the effect of converting our financial results to Dollars was a loss of $5,537,362 to our other comprehensive income, as compared to income of $1,655,501 during the three months ended June 30, 2017 as a result of the currency exchange rate fluctuation.

Noncontrolling interest

Since March 18, 2017, Shandong Yongchuntang has become a 3% shareholder of Shandong Spring.  During the three months ended June 30, 2018, $27,322 of comprehensive loss was attributable to Shandong Yongchuntang.

Liquidity and Capital Resources

Our principal sources of liquidity were generated from our operations. As of June 30, 2018, we had $31,776,537 in working capital, an increase of $3,693,599 or 13.2% as compared to $28,082,938 in working capital as of March 31, 2018. The increase in working capital primarily resulted from our increased cash inflow from higher net income and the decreased balances in purchase deposits to related party and increased balance in tax payable offset by increased cash outflow, resulting from increased balance in accounts receivable, inventory and decreased balance in accounts payable and advance from customers as of June 30, 2018.

Based on our current operating plan, we believe that existing cash and cash equivalents balances, and the funds to be generated by operations will be sufficient to meet our working capital and capital requirements for our current operations for at least the next 12 months. Our operations produced positive cash flow of $4,164,039 during the three months ended June 30, 2018. We had accounts receivable of $364,809 outstanding as of June 30, 2018. We expect our marketing activities to continue to help generate positive cash flow.  The development of our own acer truncatum bunge planting bases and expanded manufacturing of acer truncatum bunge seed oil products have put some pressure on our cash flow. We may be required to seek additional capital and reduce certain spending as needed on an ongoing basis. There can be no assurance that any additional financing will be available on acceptable terms.

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

The following table sets forth a summary of our cash flows for the periods indicated:

	For the Three Months Ended June 30,
	2018	2017	Change in $	Change in %
Net cash provided by operating activities	$4,164,039	$5,554,246	(1,390,207)	(25.0)%
Net cash used in investing activities	$(255,151)	$(1,210,838)	955,687	(78.9)%
Effect of exchange rate change on cash and cash equivalents	$(1,399,169)	$240,841	(1,640,010)	(681.0)%
Net increase in cash and cash equivalents	$2,509,719	$4,584,249	(2,074,530)	(45.3)%
Cash and cash equivalents, beginning balance	$25,353,360	$10,308,622	15,044,738	145.9%
Cash and cash equivalents, ending balance	$27,863,079	$14,892,871	12,970,208	87.1%

Operating Activities

Net cash provided by operating activities was $4,164,039 for the three months ended June 30, 2018, which was a decrease of 25.0% or $1,390,207 from the $5,554,246 net cash provided by operating activities for the same period of the prior year. The decrease primarily resulted from increased cash outflow from the increased balance in accounts receivable and inventory and decreased balance in advance from customers and accounts payable offset by increased cash inflow, resulting from higher net income and decreased balance in purchase deposit to related party and increased balance in tax payable.

Investing Activities

During the three months ended June 30, 2018, our net cash used in investing activities was $255,151, as compared to $1,210,838 of net cash used for the three months ended June 30, 2017. The cash used in investing activities for the three months ended June 30, 2018 of $255,151 was primarily attributable to the acquisition of property, plant and equipment of $70,793, and capital expenditures of $184,358 in acer truncatum bunge planting. The cash used in investing activities for the three months ended June 30, 2017 of $1,210,838 was primarily attributable to the acquisition of property, plant and equipment of $2,080,416, and capital expenditures of $1,215,128 in acer truncatum bunge planting, and offsetting by cash receipt of $2,084,706 from disposal of acer truncatum bunge plants. The decrease in net cash used by investing activities was primarily due to the lower capital expenditures in acquisition of property, plant and equipment and acer truncatum planting during the three months ended June 30, 2018 compared with the same period in 2017.

Financing Activities

No net cash was generated or used by financing activities over the three months ended June 30, 2018 and 2017.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The term "disclosure controls and procedures" (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within required time periods. The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q (the "Evaluation Date"). Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were not effective. Our material weaknesses in internal control over financial reporting and efforts to correct such weaknesses are discussed in Item 9A of our Annual Report on Form 10-K for the year ended March 31, 2018 filed on June 29, 2018.

Changes in Internal Controls

The term "internal control over financial reporting" (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated any changes in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2018, and they have concluded that there was no change to the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

CHINA YCT INTERNATIONAL GROUP, LTD.

Date: August 14, 2018

/s/ Tinghe Yan
 Tinghe Yan, Chief Executive Officer (Principal Executive Officer)

/s/ Chuanmin Li
 Chuanmin Li, Chief Financial Officer (Principal Financial Officer)