Form 10-Q
period 2018-09-30
SPRING PHARMACEUTICAL GROUP, INC.
filed 2018-11-13
CIK 847464

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 0-53600

SPRING PHARMACEUTICAL GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	30-0781441
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

11 Quanxing Road
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

The number of shares outstanding of the issuer's common stock on November 13, 2018 was 29,839,168.

SPRING PHARMACEUTICAL GROUP, INC.
(FORMERLY KNOWN AS CHINA YCT INTERNATIONAL GROUP, INC.)

Table of Contents

Page

Consolidated Balance Sheets as of September 30, 2018 and March 31, 2018 (Unaudited)	F1

Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months Ended September 30, 2018 and 2017 (Unaudited)	F2

Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2018 and 2017 (Unaudited)	F3

Notes to Consolidated Financial Statements (Unaudited)	F4-F8

SPRING PHARMACEUTICAL GROUP, INC.
(FORMERLY KNOWN AS CHINA YCT INTERNATIONAL GROUP, INC.)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	SEPTEMBER 30,	MARCH 31,
	2018	2018

Assets

Current assets:
Cash and cash equivalents	$31,948,886	$25,353,360
Accounts receivable	122,093	174,558
Inventories	1,947,262	2,383,382
Purchase deposit to related party	1,286,166	1,412,864
Prepaid leases – current portion	856,662	741,583
Total current assets	36,161,069	30,065,747

Prepaid leases	1,319,382	641,349
Development cost of acer truncatum bunge planting	45,459,621	48,984,881
Plant, property, and equipment, net	14,761,960	16,793,413
Intangible assets, net	10,225,176	11,862,017
Deferred tax assets	182,405	200,387
Security deposit to related party	1,453,657	1,590,305
Total assets	$109,563,270	$110,138,099

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and other accrued expenses	$107,582	$372,782
Advance from customers	-	445,829
Taxes payable	2,089,423	1,164,198
Total current liabilities	2,197,005	1,982,809

Stockholders' Equity
Preferred stock, par value $0.001 per share; 5,000,000 shares authorized, zero shares issued and outstanding	-	-
12% Preferred stock, par value $500 per share; 45 shares authorized, issued and outstanding	22,500	22,500
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 29,839,168 and 29,789,168 shares issued and outstanding at September 30, 2018 and March 31, 2018, respectively	29,839	29,789
Additional paid-in capital	4,363,788	4,322,838
Statutory reserve	1,828,504	1,828,504
Retained earnings	103,015,416	94,447,937
Accumulated other comprehensive income (loss)	(4,917,587)	4,455,017
Total stockholders' equity attributable to the Company	104,342,460	105,106,585
Noncontrolling interest	3,023,805	3,048,705
Total stockholders' equity	107,366,265	108,155,290
Total liabilities and stockholders' equity	$109,563,270	$110,138,099

The accompanying notes are an integral part of these consolidated financial statements.

SPRING PHARMACEUTICAL GROUP, INC.
(FORMERLY KNOWN AS CHINA YCT INTERNATIONAL GROUP, INC.)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2018	2017	2018	2017

Sales	$18,684,939	$13,866,784	$39,573,786	$31,001,649
Cost of Goods Sold (including $3,785,996 and $3,020,708 from a related party for the three months ended September 30, 2018 and 2017, respectively; including $8,176,320 and $7,309,643 from a related party for the six months ended September 30, 2018 and 2017, respectively)	10,619,845	8,811,390	22,584,545	19,098,538
Gross profit	8,065,094	5,055,394	16,989,241	11,903,111
Operating expenses
Selling expenses	1,312,878	1,082,147	2,704,481	2,318,439
General and administrative expenses	1,110,995	868,258	2,192,044	1,776,663
Research and development expenses	68,424	62,033	391,157	126,411
Total operating expenses	2,492,297	2,012,438	5,287,682	4,221,513
Income from operations	5,572,797	3,042,956	11,701,559	7,681,598
Gain on disposal of acer truncatum bunge plants	-	-	-	573,092
Interest income	34,972	31,199	75,045	56,302
Income before income tax provision	5,607,769	3,074,155	11,776,604	8,310,992
Income tax provision	1,401,942	768,539	2,944,151	2,077,748
Net income	4,205,827	2,305,616	8,832,453	6,233,244
Less: Net income attributable to noncontrolling interest	126,175	69,168	264,974	186,997
Net income attributable to the Company	4,079,652	2,236,448	8,567,479	6,046,247
Other comprehensive income (loss):
Foreign currency translation adjustment	(4,125,116)	1,908,799	(9,662,478)	3,564,300
Comprehensive income (loss)	80,711	4,214,415	(830,025)	9,797,544
Less: Comprehensive income (loss) attributable to noncontrolling interest	2,422	126,432	(24,900)	292,747
Comprehensive income (loss) attributable to the Company	$78,289	$4,087,983	$(805,125)	$9,504,797

Earnings per common share
Basic and Diluted	$0.14	$0.08	$0.29	$0.20

Weighted average number of common shares outstanding
Basic and Diluted	29,839,168	29,789,168	29,821,682	29,789,168

The accompanying notes are an integral part of these consolidated financial statements.

SPRING PHARMACEUTICAL GROUP, INC.
(FORMERLY KNOWN AS CHINA YCT INTERNATIONAL GROUP, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	SIX MONTHS ENDED
	SEPTEMBER 30,
	2018	2017
Cash Flows From Operating Activities:
Net income	$8,832,453	$6,233,244
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of plant, property and equipment	682,403	615,112
Amortization of intangible assets	644,301	628,768
Amortization of prepaid leases	446,857	431,644
Stock-based compensation expenses	41,000	-
Deferred taxes	797	278,054
Gain on disposal of acer truncatum bunge plants	-	(573,092)
Changes in operating assets and liabilities:
Purchase deposit to vendors	-	664,506
Inventory	241,332	3,230,636
Accounts receivable	39,087	1,158,886
Cash received from cancellation of lease	-	56,732
Prepaid expenses	-	(279,239)
Prepaid leases	(1,398,241)	-
Taxes payable	1,069,603	(1,155,471)
Purchase deposit and accounts payable to related party, net	5,526	(686,806)
Accounts payable and other accrued expenses	(243,253)	24,034
Advance from customers	(425,147)	113,615
Net cash provided by operating activities	9,936,718	10,740,623

Cash Flows From Investing Activities:
Acquisition of property, plant and equipment	(68,483)	(2,110,189)
Proceeds from disposal of acer truncatum bunge plants	-	2,114,541
Development cost of acer truncatum bunge planting	(713,375)	(2,420,741)
Net cash used in investing activities	(781,858)	(2,416,389)

Effect of exchange rate changes on cash and cash equivalents	(2,559,334)	558,074
Net increase in cash and cash equivalents	6,595,526	8,882,308
Cash and cash equivalents at beginning of period	25,353,360	10,308,622
Cash and cash equivalents at end of period	$31,948,886	$19,190,930

Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$-	$-
Income taxes	$1,966,462	$2,790,002

The accompanying notes are an integral part of these consolidated financial statements.

SPRING PHARMACEUTICAL GROUP, INC.
(FORMERLY KNOWN AS CHINA YCT INTERNATIONAL GROUP, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - ORGANIZATION AND PRINCIPAL ACTIVITIES

On August 28, 2018, China YCT International Group, Inc. filed a Certificate of Amendment to its Articles of Incorporation with the State of Delaware to change its corporate name from China YCT International Group, Inc. to Spring Pharmaceutical Group, Inc. ("Spring Pharmaceutical"). The name change was effective as of the filing of the Certificate of Amendment with the State of Delaware.

Spring Pharmaceutical, through its 100% owned subsidiary Landway Nano Bio-Tech, Inc. ("Landway Nano"), incorporated in Delaware, owns 97% of Shandong Spring Pharmaceutical Co., Ltd. ("Shandong Spring"), incorporated in the People's Republic of China ("PRC"). Spring Pharmaceutical and its subsidiaries are collectively referred to as "the Company".  The Company, through its 97% owned subsidiary, Shandong Spring, is engaged in the business of (i) distributing health care supplement products, (ii) developing, manufacturing, and selling Huoliyuan capsules, a prescription medicine, and (iii) developing the acer truncatum bunge planting bases and selling acer truncatum seed oil in the PRC. Acer truncatum bunge plants are a species of maple tree.

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2018 and the results of operations and cash flows for the periods ended September 30, 2018 and 2017. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and six months ended September 30, 2018 are not necessarily indicative of the results to be expected for any subsequent periods or for the entire year ending March 31, 2019. The balance sheet on March 31, 2018 has been derived from the audited financial statements at that date.

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

Principles of consolidation

The consolidated financial statements include the financial statements of Spring Pharmaceutical, Landway Nano and its 97% owned subsidiary, Shandong Spring.  All inter-company transactions and balances are eliminated in consolidation.

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

Foreign currency translation

The accounts of the Company's Chinese subsidiary are maintained in RMB and the accounts of the U.S. companies are maintained in USD. The accounts of the Chinese subsidiary were translated into USD in accordance with Accounting Standards Codification ("ASC") Topic 830 "Foreign Currency Matters". According to Topic 830, all assets and liabilities were translated at the exchange rate on the balance sheet date; stockholders' equity is translated at historical rates and statement of comprehensive income items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC Topic 220, "Comprehensive Income." Gains and losses resulting from the foreign currency transactions are reflected in the statements of comprehensive income (loss).

The following exchange rates were used to translate the amounts from RMB into United States dollars ("USD$") for the respective periods:

	September 30	September 30
	2018	2017
Period End Exchange Rate (RMB/USD)	6.8792	6.6369
Average Period Exchange Rate (RMB/USD)	6.5940	6.7569

Recent accounting pronouncements

The Company's management has evaluated all the recently issued accounting pronouncements during the quarter ended September 30, 2018 and does not believe that they will have a material effect on the Company's consolidated financial position and results of operations.

NOTE 3 - INVENTORIES

The components of inventories were as follows:

	September 30,	March 31,
	2018	2018
Raw materials	$786,007	$233,138
Packaging materials	190,477	652,179
Work-in-process	152,051	686,234
Finished goods	818,727	811,831
Total Inventories	$1,947,262	$2,383,382

NOTE 4 – PLANT, PROPERTY, AND EQUIPMENT, NET

The components of plant, property and equipment were as follows:

	September 30,	March 31,
	2018	2018
Machinery and equipment	$3,285,970	$3,594,861
Office equipment and automobiles	769,106	769,589
Building	12,437,555	13,606,722
Leasehold improvements	3,876,194	4,240,568
Subtotal	20,368,825	22,211,740
Less: Accumulated depreciation and amortization	(5,606,865)	(5,418,327)
Total plant, property and equipment, net	$14,761,960	$16,793,413

The depreciation and amortization expense for the three months ended September 30, 2018 and 2017 was $329,637 and $327,864, respectively.

The depreciation and amortization expense for the six months ended September 30, 2018 and 2017 was $682,403 and $615,112, respectively.

NOTE 5 - TAXES PAYABLE

Taxes payable at September 30, 2018 and March 31, 2018 were as follows:

	September 30,	March 31,
	2018	2018
Corporate income tax - foreign	$1,411,597	$519,875
Value-added tax - foreign	610,034	580,429
Other tax and fees - foreign	67,792	63,894
Total tax payable	$2,089,423	$1,164,198

NOTE 6 - INCOME TAXES

Spring Pharmaceutical and Landway Nano were incorporated in the United States of America and are subject to United States federal taxation. No provisions for income taxes have been made, as there was no taxable income from U.S. operations for the three and six months ended September 30, 2018 and 2017. The Company has net loss carryforward of approximately $22,000, which will expire in 2037. The Company has set up 100% valuation allowance on deferred tax assets resulting from net operating loss incurred in the U.S.

The U.S. Tax Cuts and Jobs Act (the "Act") was enacted on December 22, 2017 and introduces significant changes to U.S. income tax law. Effective in 2018, the Tax Act reduces the U.S. statutory tax rate from 35% to 21% and creates new taxes on certain foreign-sourced earnings and certain related-party payments.

The Company's Chinese subsidiary is governed by the Income Tax Law of the PRC concerning the privately run and foreign invested enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

Dividend payments by PRC subsidiaries are limited by certain statutory regulations in the PRC. No dividends may be paid by PRC subsidiaries without first receiving prior approval from SAFE. Dividend payments are restricted to 90% of after-tax profits.

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

Prior to the enactment of the Act, since Shandong Spring intends to reinvest its earnings to further expand its businesses in mainland China, it does not intend to declare dividends to their immediate foreign holding companies in the foreseeable future. Accordingly, the Company has not recorded any deferred taxes in relation to US tax on the cumulative amount of undistributed retained earnings since January 1, 2008. Under the "#1703. Treatment of deferred foreign income upon transition to new participation exemption system-deemed repatriation" of the Act, U.S. shareholders owning at least 10% of a foreign subsidiary generally must include income, for the subsidiary's last tax year beginning before 2018, the shareholder's pro rata share of the accumulated post-'86 historical E&P of the foreign subsidiary as of the "measurement date" to the extent such E&P has not been previously subject to U.S. tax.  The Company assessed its income tax effects of the Act and concluded that it had no one-time transition tax liability on its cumulative amount of undistributed retained earnings since January 1, 2008 as the Company had enough foreign tax credits available to offset the resulting incremental tax.

The reconciliation of income tax expense at the U.S. statutory rate of 21% and 35% in 2018 and 2017, to the Company's effective tax rate is as follows:

	Six Months Ended
	September 30,
	2018	2017
	21%	35%
Tax at U.S. statutory rate	$2,473,087	$2,908,847
Tax rate difference between China and U.S.	471,064	(831,099)
Effective tax	$2,944,151	$2,077,748

The provisions for income taxes are summarized as follows:

	Six Months Ended
	September 30,
	2018	2017
Current	$2,943,354	$1,799,694
Deferred	797	278,054
Total	$2,944,151	$2,077,748

NOTE 7 - STOCKHOLDERS' EQUITY

On June 4, 2018, the Company issued 50,000 shares of common stock to a consultant for marketing consulting services, which were valued at $41,000 based on the quoted market price at issuance.

NOTE 8 - RELATED PARTY TRANSACTIONS AND BALANCES

Balances:

(i) Security deposit to related party:

The security deposit to related party of $1,453,657 represents the deposit paid to Shandong Yongchuntang Group Co., Ltd ("Shandong Yongchuntang") on January 4, 2017 for using the direct-sales license issued to Shandong Yongchuntang. The amount is non-interest bearing and not secured. Shandong Yongchuntang owns 3% of the equity of Shandong Spring.

(ii) Trade related balance with related party:

On September 30, 2018 and March 31, 2018, purchase deposit to related party of $1,286,166 and $1,412,864, respectively, pertains to a purchase deposit paid in respect of the purchase of healthcare products from Shandong Yongchuntang.

Transactions:

(i) Purchase from related party (See Note 9)

Contingency:

The Company is authorized by Shandong Yongchuntang to sell Shandong Yongchuntang's products using the direct-sales license issued to Shandong Yongchuntang.  As a condition for using the direct-sales license, the Company needs to make 20% sales increase each year based on 95% of sales in the year 2014.  If the Company cannot meet this sales target in any year from April 1, 2017 to June 30, 2020, a security deposit of approximately $1.5 million will be used as an annual fee for using the direct-sales license.  There is a risk that the Company may fail to meet the sales target and may need to pay approximately $1.5 million in the subsequent years.

NOTE 9 - MAJOR CUSTOMERS AND VENDORS

The Company sold products through ten distributors during the three and six months ended September 30, 2018 and 2017. Sales to five distributors represented 17%, 14%, 12%, 11%, and 11% of total sales for the three months ended September 30, 2018. Sales to four distributors represented 19%, 16%, 15% and 13% of total sales for the three months ended September 30, 2017.

The Company's sales through six distributors represented 16%, 14%, 12%, 12%, 11% and 10% of total sales for the six months ended September 30, 2018. Sales to four distributors represented 17%, 17%, 13% and 13% of total sales for the six months ended September 30, 2017.

The Company sold 11 products during the three months ended September 30, 2018 and 2017, respectively. Sales of three products represented 38%, 25%, and 14% of total sales for the three months ended September 30, 2018.  Sales of three products represented 50%, 10%, and 10% of total sales for the three months ended September 30, 2017.

The Company sold 11 products during the six months ended September 30, 2018 and 2017, respectively. Sales of three products represented 37%, 25%, and 12% of total sales for the six months ended September 30, 2018.  Sales of four products represented 43%, 14%, 10% and 10% of total sales for the six months ended September 30, 2017.

The Company purchases certain of its products from Shandong Yongchuntang, a related party, according to the purchase contract signed between the Company and Shandong Yongchuntang. Pursuant to the contract dated February 20, 2017, the Company agreed to purchase nine products from Shandong Yongchuntang at fixed prices. On February 21, 2018, the Company further renewed the purchase contract with Shandong Yongchuntang for a term of one year ending on February 25, 2019.  Pursuant to this most recently renewed one-year contract, the Company continues to purchase the nine products from Shandong Yongchuntang at fixed prices without changes in any terms of the previous contract. Total purchases from Shandong Yongchuntang represented 43% and 43% of our total purchases during the three months ended September 30, 2018 and 2017, respectively. The purchases from three other vendors represented 20%, 13% and 12% of the Company's total purchases for the three months ended September 30, 2018. The purchases from three other vendors represented 20%, 17% and 10% of the Company's total purchases for the three months ended September 30, 2017.

Total purchases from Shandong Yongchuntang represented 40% and 49% of our total purchases during the six months ended September 30, 2018 and 2017, respectively.  The purchases from three other vendors represented 26%, 11%, and 11% of the Company's total purchases for the six months ended September 30, 2018. The purchases from two other vendors represented 20% and 16% of the Company's total purchases for the six months ended September 30, 2017.

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

Overview

We were incorporated in the State of Florida in January 1989 and reincorporated in the State of Delaware on April 4, 2007. We operate principally through our wholly-owned subsidiary, Landway Nano Bio-Tech, Inc. ("Landway Nano"), incorporated in Delaware, which, in turn, owns 97% of Shandong Spring Pharmaceutical Co., Ltd. ("Shandong Spring"), incorporated in the People's Republic of China (the "PRC"). We, through Shandong Spring, are engaged in the business of (i) distributing health care supplement products, (ii) developing, manufacturing, and selling Huoliyuan capsules, a prescription medicine, and (iii) developing the acer truncatum bunge planting bases and selling acer truncatum seed oil in the PRC. Acer truncatum bunge plants are a species of maple tree.

The Company's proprietary product, Huoliyuan capsule, is a China Food and Drug Administration ("CFDA") approved prescription TCM that has a wide range of therapeutic benefits. It is the only TCM of its kind made in slow-release capsule form for improved absorption rate and therapeutic effects.

Since July 2015, the Company has also produced acer truncatum bunge seed oil and sold the product to customers through an Internet direct sales system operated by the Company pursuant to an agreement with Shandong Yongchuntang.  Currently, the acer truncatum bunge seed oil is extracted from acer truncatum pods that are purchased from third party vendors. We expect that approximately 10% of our self-grown acer truncatum pods will be ready for use in production during the last quarter of 2018, and the rest of the self-grown acer truncatum pods will be gradually ready for use in production during the next two to three years depending upon the timing of their harvest. The Company currently has a 5,880 mu (approximately 2,324.77 acres) acer truncatum bunge plantation base coupled with modern production facilities. We believe it is the only company in China able to achieve industrial-scale production and vertically integrated capability for acer truncatum bunge seed oil products.

On March 18, 2017, the Company entered into an Acquisition Agreement on Acer Truncatum Industrial Project (the "Agreement") with Shandong Yongchuntang.  Pursuant to the Agreement, the Company agreed to transfer a 3% equity interest in Shandong Spring in exchange for tangible and intangible assets related to the Acer Truncatum Industrial Project (the "Project"), which were owned by Shandong Yongchuntang. As a result of this transaction, Shandong Yongchuntang has become a 3% shareholder of Shandong Spring.

On August 28, 2018, we filed a Certificate of Amendment to our Articles of Incorporation with the State of Delaware to change our Company's name from China YCT International Group, Inc. to Spring Pharmaceutical Group, Inc. The name change was effective as of the filing of the Certificate of Amendment with the State of Delaware.

Results of Operations

The following table sets forth information from our statements of comprehensive income (loss) for the three months ended September 30, 2018 and 2017, in dollars:

	Three Months Ended
	September 30,		$	%
	2018	2017	Change	Change
Sales	18,684,939	13,866,784	4,818,155	34.7%
Cost of Goods sold	10,619,845	8,811,390	1,808,455	20.5%
Gross Profit	8,065,094	5,055,394	3,009,700	59.5%
Operating Expenses	2,492,297	2,012,438	479,859	23.8%
Operating Income	5,572,797	3,042,956	2,529,841	83.1%
Interest Income	34,972	31,199	3,773	12.1%
Income Tax Provision	1,401,942	768,539	633,403	82.4%
Net Income	4,205,827	2,305,616	1,900,211	82.4%
Comprehensive Income	80,711	4,214,415	(4,133,704)	(98.1)%

The following table sets forth information from our statements of comprehensive income (loss) for the six months ended September 30, 2018 and 2017, in dollars:

	Six Months Ended
	September 30,		$	%
	2018	2017	Change	Change
Sales	39,573,786	31,001,649	8,572,137	27.7%
Cost of Goods sold	22,584,545	19,098,538	3,486,007	18.3%
Gross Profit	16,989,241	11,903,111	5,086,130	42.7%
Operating Expenses	5,287,682	4,221,513	1,066,169	25.3%
Operating Income	11,701,559	7,681,598	4,019,961	52.3%
Interest Income	75,045	56,302	18,743	33.3%
Gain on Disposal of Acer Truncatum Bunge Plants	-	573,092	(573,092)	(100.0)%
Income Tax Provision	2,944,151	2,077,748	866,403	41.7%
Net Income	8,832,453	6,233,244	2,599,209	41.7%
Comprehensive Income (Loss)	(830,025)	9,797,544	(10,627,569)	(108.5)%

Revenue
During the three months ended September 30, 2018, we realized $18,684,939 in revenue, representing an increase of 34.7% or $4,818,155 as compared to $13,866,784 for the same period in 2017.  The increase in revenue in RMB was 38.7% as compared to the three months ended September 30, 2017, but 4.0% of the increase was offset by fewer USD converted from RMB due to RMB depreciation that occurred in the three months ended September 30, 2018, compared with the same period in 2017.  The total 38.7% revenue increase in RMB was due to the increased sales of health care products, acer truncatum bunge seed oil, and Huoliyuan Capsule.

During the six months ended September 30, 2018, we realized $39,573,786 in revenue, representing an increase of 27.7% or $8,572,137 as compared to $31,001,649 for the same period in 2017.  The increase in revenue in RMB was 24.6% as compared to the six months ended September 30, 2017. The other 3.1% of the increase in dollar denominated revenue was attributable to the RMB appreciation during the six months ended September 30, 2018 compared with the same period in 2017. The total 24.6% revenue increase in RMB was due to the increased sales of health care products, acer truncatum bunge seed oil, and Huoliyuan Capsule.

Part of our revenues was generated by us as the distributor for the health care products manufactured by Shandong Yongchuntang. We purchase the products from Shandong Yongchuntang, a related party, according to the purchase contract signed between the Company and Shandong Yongchuntang. Pursuant to the renewed one-year contract dated February 20, 2017, the Company agreed to purchase nine products from Shandong Yongchuntang at fixed prices. On February 21, 2018, the Company further renewed the purchase contract with Shandong Yongchuntang for a term of one year ending on February 25, 2019.  Pursuant to this most recently renewed one-year contract, the Company continues to purchase the nine products from Shandong Yongchuntang at fixed prices without changes in any terms of the previous contract. During the three months ended September 30, 2018, 37.0% of our total revenue was generated as the distributor of Shandong Yongchuntang, compared to 39.8% during the three months ended September 30, 2017.  During the six months ended September 30, 2018, 37.7% of our total revenue was generated as the distributor of Shandong Yongchuntang, compared to 43.1% during the six months ended September 30, 2017.

For the three months ended September 30, 2018, our revenue from sales of the health care products was $6,918,146, representing an increase of 25.3% or $1,398,948 as compared to $5,519,198 for the same period in 2017.  For the six months ended September 30, 2018, our revenue from sales of the health care products was $14,928,744, representing an increase of 11.7% or $1,564,545 as compared to $13,364,199 for the same period in 2017.  The increase in sales of the health care products was primarily due to the growth of our customer basis and the internet direct-sales.

The sales of Huoliyuan Capsule accounted for 37.8% of our revenue during the three months ended September 30, 2018, compared to 49.4% during the three months ended September 30, 2017. The sales of Huoliyuan Capsule accounted for 37.1% of our revenue during the six months ended September 30, 2018, compared to 42.7% during the six months ended September 30, 2017. The sales of the Huoliyuan Capsule during the three months ended September 30, 2018 were $7,067,046, an increase of 3.1% or $210,677 as compared to the three months ended September 30, 2017. The sales of the Huoliyuan Capsule during the six months ended September 30, 2018 were $14,697,336, an increase of 10.9% or $1,445,925 as compared to the six months ended September 30, 2017. The increase in sales of Huoliyuan Capsule was primarily due to the stabilization of the market competition.

Since July 2015, we have produced acer truncatum bunge seed oil and sold the product to customers through our distributors.  The acer truncatum bunge seed oil was extracted from the acer truncatum pods that were purchased from third party vendors.  We expect that approximately 10%of our self-grown acer truncatum pods will be ready for use in production during the last quarter of 2018, and the rest of the self-grown acer truncatum pods will be gradually ready for use in production during the next two to three  years depending upon the timing of their harvest. During the three months ended September 30, 2018, 25.2% of our total revenue was generated from the sales of acer truncatum oil products, compared to 10.8% during the same period in 2017. During the three months ended September 30, 2018, the sales of acer truncatum bunge seed oil was $4,699,747, representing an increase of 215.2% or $3,208,530 compared to $1,491,217 for the same period in 2017. During the six months ended September 30, 2018, 25.2% of our total revenue was generated from the sales of acer truncatum oil products, compared to 14.2% during the same period in 2017. During the six months ended September 30, 2018, the sales of acer truncatum bunge seed oil was $9,947,706, representing an increase of 126.8% or $5,561,667 compared to $4,386,039 for the same period in 2017. The significant increase in sales of acer truncatum seed oil products was primarily due to the continuing promotion of our acer truncatum bunge seed oil by organizing conferences to introduce the features and benefits of the product to our distributors and customers.

The following is the sales breakdown by products during the three months ended September 30, 2018 and 2017:

	For the Three Months Ended September 30,
	2018		2017
Health care supplements	6,918,146	37.0%	5,519,198	39.8%
Drugs (Huoliyuan capsule)	7,067,046	37.8%	6,856,369	49.4%
Acer truncatum oil	4,699,747	25.2%	1,491,217	10.8%
Total	18,684,939	100.0%	13,866,784	100.0%

The following is the sales breakdown by products during the six months ended September 30, 2018 and 2017:

	For the Six Months Ended September 30,
	2018		2017
Health care supplements	14,928,744	37.7%	13,364,199	43.1%
Drugs (Huoliyuan capsule)	14,697,336	37.1%	13,251,411	42.7%
Acer truncatum oil	9,947,706	25.2%	4,386,039	14.2%
Total	39,573,786	100.1%	31,001,649	100.1%

Cost of Goods Sold

Our cost of goods sold were comprised primarily of the cost of finished goods we purchased from Shandong Yongchuntang, the raw materials we purchased from third party vendors, and the manufacturing costs of acer truncatum bunge seed oil, and Huoliyuan Capsule. The cost of manufacturing Huoliyuan Capsule was approximately 46.5% and 55.5% of the total cost of goods sold during the three months ended September 30, 2018 and 2017, respectively. The cost of manufacturing Huoliyuan Capsule was approximately 45.9% and 48.3% of the total cost of goods sold during the six months ended September 30, 2018 and 2017, respectively. The cost of manufacturing acer truncatum bunge seed oil was approximately 17.3% and 9.8% of the total cost of goods sold during the three months ended September 30, 2018 and 2017, respectively. The cost of manufacturing acer truncatum bunge seed oil was approximately 17.3% and 12.9% of the total cost of goods sold during the six months ended September 30, 2018 and 2017, respectively.

During the three months ended September 30, 2018, our cost of goods sold totaled $10,619,845, representing an increase of $1,808,455 or 20.5% as compared to $8,811,390 during the three months ended September 30, 2017. The percentages of the cost of goods sold to total revenues decreased from 63.5% for the three months ended September 30, 2017 to 56.8% for the three months ended September 30, 2018.   During the six months ended September 30, 2018, our cost of goods sold totaled $ 22,584,545, representing an increase of $3,486,007 or 18.3% as compared to $19,098,538 during the six months ended September 30, 2017. The percentages of the cost of goods sold to total revenues decreased from 61.6% for the six months ended September 30, 2017 to 57.1% for the six months ended September 30, 2018.  The decrease in the percentages of the costs of goods sold to total revenues was primarily due to the decreased raw material, packaging and manufacturing cost for acer truncatum bunge seed oil products.

Gross Profit

Gross profit for the three months ended September 30, 2018 was $8,065,094, an increase of 59.5% or $3,009,700 as compared to the same period for the prior year. The overall gross profit as a percentage of net revenues was approximately 43.2% for the three months ended September 30, 2018, an increase of 6.7% from 36.5% for the same period of 2017. The gross profit as percentage of net revenues for the health care products was approximately 44.3% for the three months ended September 30, 2018, a slight decrease from 44.5% for the same period of 2017.  The gross profit as percentage of net revenues for Huoliyuan was approximately 30.2% for the three months ended September 30, 2018, a slight increase from 28.7% for the same period of 2017. The gross profit as percentage of net revenues for acer truncatum bunge seed oil was approximately 61.0% for the three months ended September 30, 2018, increased from 42.1% for the same period of 2017. The higher gross profit as percentage of net revenue for the acer truncatum bunge seed oil during the three months ended September 30, 2018 was primarily due to the decreased raw material, packaging and manufacturing cost.

The comparison of the gross profits for the three months ended September 30, 2018 and 2017 is as follows:

	September 30, 2018	Gross Profit Margin	September 30, 2017	Gross Profit Margin	Change in $	Variance
Health care supplements	3,066,425	44.3%	2,456,533	44.5%	609,892	24.8%
Drugs (Huoliyuan capsule)	2,131,152	30.2%	1,970,445	28.7%	160,707	8.2%
Acer truncatum oil	2,867,517	61.0%	628,416	42.1%	2,239,101	356.3%
Total	8,065,094	43.2%	5,055,394	36.5%	3,009,700	59.5%

Gross profit for the six months ended September 30, 2018 was $16,989,241, an increase of 42.7% or $5,086,130 as compared to the same period for the prior year. The overall gross profit as a percentage of net revenues was approximately 42.9% for the six months ended September 30, 2018, increased from 38.4% for the same period of 2017. The gross profit as percentage of net revenues for the health care products was approximately 44.4% for the six months ended September 30, 2018, a slight decrease from 44.6% for the same period of 2017.  The gross profit as percentage of net revenues for Huoliyuan was approximately 29.4% for the six months ended September 30, 2018, a slight decrease from 30.4% for the same period of 2017. The gross profit as percentage of net revenues for acer truncatum bunge seed oil was approximately 60.7% for the six months ended September 30, 2018, increased from 43.7% for the same period of 2017. The higher gross profit as percentage of net revenue for the acer truncatum bunge seed oil during the six months ended September 30, 2018 was primarily due to the decreased raw material, packaging and manufacturing cost.

The comparison of the gross profits for the six months ended September 30, 2018 and 2017 is as follows:

	September 30, 2018	Gross Profit Margin	September 30, 2017	Gross Profit Margin	Change in $	Variance
Health care supplements	6,623,716	44.4%	5,964,647	44.6%	659,069	11.0%
Drugs (Huoliyuan capsule)	4,324,819	29.4%	4,022,212	30.4%	302,607	7.5%
Acer truncatum oil	6,040,706	60.7%	1,916,252	43.7%	4,124,454	215.2%
Total	16,989,241	42.9%	11,903,111	38.4%	5,086,130	42.7%

Research and Development Expenses

Our R&D expenses for the three months ended September 30, 2018 were $68,424 or approximate 0.4% of total corresponding revenue, an increase of $6,391 or 10.3%, as compared to $62,033 or approximately 0.4% of total corresponding revenue for the three months ended September 30, 2017.  Our R&D expenses for the six months ended September 30, 2018 were $391,157 or approximate 1.0% of total corresponding revenue, an increase of $264,746 or 209.4%, as compared to $126,411 or approximately 0.4% of total corresponding revenue for the six months ended September 30, 2017.  The increase in R&D expenses was primarily due to the increased cost of the materials used by the R&D department.

Our long-term goal is to utilize advanced biological technology to refine and extract the beneficial compounds in plants that have traditionally been known to have medicinal benefits, primarily gingko and acer truncatum bunge plants. As of September 30, 2018, we had 27 staff in R&D department.

Operating expenses

Our selling expenses consist primarily of sales commissions, advertising and promotion expenses, freight charges and related compensation. Our selling expenses for the three months ended September 30, 2018 were $1,312,878 or 7.0% of our total revenue for the period, representing a decrease on the percentage of total revenue from 7.8% for the prior year's quarter ended September 30, 2017. Our selling expenses for the three months ended September 30, 2018 increased by 21.3% or $230,731 as compared to the same period in the prior year. The increase in selling expenses was primarily due to the increase in shipping cost and sales commission as a result of increased sales.

Our selling expenses for the six months ended September 30, 2018 were $2,704,481 or 6.8% of our total revenue for the period, representing a decrease on the percentage of total revenue from 7.5% for the prior year's six months ended September 30, 2017. Our selling expenses for the six months ended September 30, 2018 increased by 16.7% or $386,042 as compared to the same period in the prior year. The increase in selling expenses was primarily due to the increase in shipping cost and sales commission as a result of increased sales.

Our G&A expenses for the three months ended September 30, 2018 were $1,110,995 or 5.9% of our total revenue for the period, representing a decrease on the percentage of total revenue from 6.3% for the prior year's quarter ended September 30, 2017.  Our G&A expenses for the three months ended September 30, 2018 increased by 28.0% or $242,737 as compared to the same period in the prior year.  The increase in G&A expenses was primarily due to the increase in legal and consulting fees.

Our G&A expenses for the six months ended September 30, 2018 were $2,192,044 or 5.5% of our total revenue for the period, representing a slight decrease on the percentage of total revenue from 5.7% for the prior year's six months ended September 30, 2017.  Our G&A expenses for the six months ended September 30, 2018 increased by 23.4% or $415,381 as compared to the same period in the prior year. The increase in G&A expenses was primarily due to the increase in legal and consulting fees.

Net Income

As a result of above, during the three months ended September 30, 2018, we realized net income of $4,205,827, representing an 82.4% or $1,900,211 increase, compared to $2,305,616 during the three months ended September 30, 2017. The increase was mainly due to the higher revenue from sales of acer truncatum bunge seed oil and health care supplement and the lower production cost for acer truncatum bunge seed oil.

During the six months ended September 30, 2018, we realized net income of $8,832,453, representing a 41.7% or $2,599,209 increase, compared to $6,233,244 during the six months ended September 30, 2017. The increase was mainly due to the higher revenue from sales of all products and the lower production cost for acer truncatum bunge seed oil.

Income Taxes

Income tax expense increased by $633,403 during the three months ended September 30, 2018, as compared to the prior quarter ended September 30, 2017, as a result of the increase in income from operation.

Income tax expense increased by $866,403 during the six months ended September 30, 2018, as compared to the six months ended September 30, 2017, as a result of the increase in income from operation.

Comprehensive Income (Loss)

Our business operates entirely in Chinese RMB, but we report our results in our SEC filings in U.S. Dollars. The conversion of our accounts from RMB to Dollars results in translation adjustments, which are reported as a middle step between net income and comprehensive income. The net income is added to the retained earnings on our balance sheet while the translation adjustment is added to a line item on our balance sheet labeled "Accumulated other comprehensive income (loss)," since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business. During the three months ended September 30, 2018, the effect of converting our financial results to Dollars was a loss of $4,125,116 to our other comprehensive income, as compared to income of $1,908,799 during the three months ended September 30, 2017 as a result of the currency exchange rate fluctuation.

During the six months ended September 30, 2018, the effect of converting our financial results to Dollars was a loss of $9,662,478 to our other comprehensive income, as compared to income of $3,564,300 during the six months ended September 30, 2017 as a result of the currency exchange rate fluctuation.

Noncontrolling interest

On March 18, 2017, Shandong Yongchuntang became a 3% shareholder of Shandong Spring.  During the three months ended September 30, 2018, $2,422 of comprehensive income was attributable to Shandong Yongchuntang.

During the six months ended September 30, 2018, $24,900 of comprehensive loss was attributable to Shandong Yongchuntang.

Liquidity and Capital Resources

Our principal sources of liquidity were generated from our operations. As of September 30, 2018, we had $33,964,064 in working capital, an increase of $5,881,126 or 20.9% as compared to $28,082,938 in working capital as of March 31, 2018. Based on our current operating plan, we believe that existing cash and cash equivalents balances, and the funds to be generated by operations will be sufficient to meet our working capital and capital requirements for our current operations for at least the next 12 months. Our operations produced positive cash flow of $9,936,718 during the six months ended September 30, 2018. We expect our marketing activities to continue to help generate positive cash flow.  The operations of our own manufacturing since fiscal year 2010 and the development of our own acer truncatum bunge planting bases have put some pressure on our cash flow. We may be required to seek additional capital and reduce certain spending as needed on an on-going basis. There can be no assurance that any additional financing will be available on acceptable terms.

In order to fully implement our business plan, however, we will require capital contributions in excess of our current asset value. While our self-generated funds are sufficient for bringing our manufacturing facility to an operating level that assures profitability, we still need additional funding for market development and further promotion of our products. Our expectation, therefore, is that we will seek to access the capital markets in both the U.S. and China to obtain the funds we need. At present, we have no commitment from any source for additional funds and there can be no assurance that the funds will be available on terms acceptable to us.

The following table sets forth a summary of our cash flows for the periods indicated:

	For the Six Months Ended September 30,
	2018	2017	Change in $	Change in %
Net cash provided by operating activities	$9,936,718	$10,740,623	(803,905)	(7.5)%
Net cash used in investing activities	$(781,858)	$(2,416,389)	1,634,531	(67.6)%
Effect of exchange rate change on cash and cash equivalents	$(2,559,334)	$558,074	(3,117,408)	(558.6)%
Net increase in cash and cash equivalents	$6,595,526	$8,882,308	(2,286,782)	(25.7)%
Cash and cash equivalents, beginning balance	$25,353,360	$10,308,622	15,044,738	145.9%
Cash and cash equivalents, ending balance	$31,948,886	$19,190,930	12,757,956	66.5%

Operating Activities

Net cash provided by operating activities was $9,936,718 for the six months ended September 30, 2018, which was a decrease of 7.5% or $803,905 from the $10,740,623 net cash provided by operating activities for the same period of the prior year. The decrease primarily resulted from increased cash outflow from the increased balance in prepaid leases; and decreased balance in accounts payable and advance from customers offset by increased cash inflow, resulting from higher net income and increased balance in tax payable.

Investing Activities

During the six months ended September 30, 2018, our net cash used in investing activities was $781,858, as compared to $2,416,389 of net cash used for the six months ended September 30, 2017. The cash used in investing activities for the six months ended September 30, 2018 of $781,858 was primarily attributable to the acquisition of property, plant and equipment of $68,483 and capital expenditures of $713,375 in acer truncatum bunge planting.

During the six months ended September 30, 2017, our net cash used in investing activities was $2,416,389. The cash used in investing activities for the six months ended September 30, 2017 of $2,416,389 was primarily attributable to the acquisition of property, plant and equipment of $2,110,189, and capital expenditures of $2,420,741 in acer truncatum bunge planting, and offsetting by cash receipt of $2,114,541 from disposal of acer truncatum bunge plants.

Financing Activities

No net cash was generated or used by financing activities over the six months ended September 30, 2018 and 2017.

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

Changes in Internal Controls

The term "internal control over financial reporting" (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated any changes in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2018, and they have concluded that there was no change to the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

SPRING PHARMACEUTICAL GROUP, INC.

Date: November 13, 2018

/s/ Tinghe Yan
 Tinghe Yan, Chief Executive Officer (Principal Executive Officer)

/s/ Chuanmin Li
 Chuanmin Li, Chief Financial Officer (Principal Financial Officer)