Form 10-Q
period 2018-12-31
SPRING PHARMACEUTICAL GROUP, INC.
filed 2019-02-14
CIK 847464

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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

The number of shares outstanding of the issuer's common stock on February 14, 2019 was 29,839,168.

SPRING PHARMACEUTICAL GROUP, INC.
(FORMERLY KNOWN AS CHINA YCT INTERNATIONAL GROUP, INC.)

Table of Contents

Page

Consolidated Balance Sheets as of December 31, 2018 and March 31, 2018 (Unaudited)	1

Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended December 31, 2018 and 2017 (Unaudited)	2

Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2018 and 2017 (Unaudited)	3

Notes to Consolidated Financial Statements (Unaudited)	4- 9

SPRING PHARMACEUTICAL GROUP, INC.
(FORMERLY KNOWN AS CHINA YCT INTERNATIONAL GROUP, INC.)

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	DECEMBER 31,	MARCH 31,
	2018	2018

Assets

Current assets:
Cash and cash equivalents	$35,962,549	$25,353,360
Accounts receivable	180,894	174,558
Inventories	3,579,491	2,383,382
Purchase deposit to related party	1,195,399	1,412,864
Prepaid leases – current portion	858,659	741,583
Total current assets	41,776,992	30,065,747

Prepaid leases	1,107,793	641,349
Development cost of acer truncatum bunge planting, net	45,442,082	48,984,881
Plant, property, and equipment, net	14,492,277	16,793,413
Intangible assets, net	9,939,499	11,862,017
Deferred tax assets	85,620	200,387
Security deposit to related party	1,457,046	1,590,305
Total assets	$114,301,309	$110,138,099

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and other accrued expenses	$107,701	$372,782
Advance from customers	-	445,829
Taxes payable	2,073,578	1,164,198
Total current liabilities	2,181,279	1,982,809

Stockholders' Equity
Preferred stock, par value $0.001 per share; 5,000,000 shares authorized, zero shares issued and outstanding	-	-
12% Preferred stock, par value $500 per share; 45 shares authorized, issued and outstanding	22,500	22,500
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 29,839,168 and 29,789,168 shares issued and outstanding at December 31, 2018 and March 31, 2018, respectively	29,839	29,789
Additional paid-in capital	4,363,788	4,322,838
Statutory reserve	1,828,504	1,828,504
Retained earnings	107,356,757	94,447,937
Accumulated other comprehensive income (loss)	(4,647,776)	4,455,017
Total stockholders' equity attributable to the Company	108,953,612	105,106,585
Noncontrolling interest	3,166,418	3,048,705
Total stockholders' equity	112,120,030	108,155,290
Total liabilities and stockholders' equity	$114,301,309	$110,138,099

The accompanying notes are an integral part of these consolidated financial statements.

SPRING PHARMACEUTICAL GROUP, INC.
(FORMERLY KNOWN AS CHINA YCT INTERNATIONAL GROUP, INC.)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	DECEMBER 31,		DECEMBER 31,
	2018	2017	2018	2017

Sales	$19,494,574	$17,211,156	$59,068,360	$48,212,805
Cost of Goods Sold (including $3,922,496 and $3,623,226 from a related party for the three months ended December 31, 2018 and 2017, respectively; including $12,098,816 and $10,932,869 from a related party for the nine months ended December 31, 2018 and 2017, respectively)	10,674,733	10,422,916	33,259,278	29,521,454
Gross profit	8,819,841	6,788,240	25,809,082	18,691,351
Operating expenses
Selling expenses	1,278,446	1,278,544	3,982,927	3,596,983
General and administrative expenses	1,311,969	1,445,469	3,504,013	3,222,132
Research and development expenses	297,089	280,229	688,246	406,640
Total operating expenses	2,887,504	3,004,242	8,175,186	7,225,755
Income from operations	5,932,337	3,783,998	17,633,896	11,465,596
Gain on disposal of acer truncatum bunge plants	-	-	-	573,092
Interest income	35,141	32,376	110,186	88,678
Income before income tax provision	5,967,478	3,816,374	17,744,082	12,127,366
Income tax provision	1,491,869	954,093	4,436,020	3,031,841
Net income	4,475,609	2,862,281	13,308,062	9,095,525
Less: Net income attributable to noncontrolling interest	134,268	85,869	399,242	272,866
Net income attributable to the Company	4,341,341	2,776,412	12,908,820	8,822,659
Other comprehensive income (loss):
Foreign currency translation adjustment	278,156	1,557,010	(9,384,322)	5,121,310
Comprehensive income	4,753,765	4,419,291	3,923,740	14,216,835
Less: Comprehensive income attributable to noncontrolling interest	142,613	132,578	117,713	425,325
Comprehensive income attributable to the Company	$4,611,152	$4,286,713	$3,806,027	$13,791,510

Earnings per common share
Basic and Diluted	$0.15	$0.09	$0.43	$0.30

Weighted average number of common shares outstanding
Basic and Diluted	29,839,168	29,789,168	29,827,532	29,789,168

The accompanying notes are an integral part of these consolidated financial statements.

SPRING PHARMACEUTICAL GROUP, INC.
(FORMERLY KNOWN AS CHINA YCT INTERNATIONAL GROUP, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	NINE MONTHS ENDED
	DECEMBER 31,
	2018	2017
Cash Flows From Operating Activities:
Net income	$13,308,062	$9,095,525
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of development cost of accer tructum bunge planting	75,435	-
Depreciation and amortization of plant, property and equipment	1,007,443	951,711
Amortization of intangible assets	951,318	949,886
Amortization of prepaid leases	659,787	654,324
Stock-based compensation expenses	41,000	-
Deferred taxes	100,378	268,475
Gain on disposal of acer truncatum bunge plants	-	(573,092)
Changes in operating assets and liabilities:
Purchase deposit to vendors	-	669,250
Inventory	(1,430,058)	2,286,222
Accounts receivable	(21,477)	962,842
Cash received from cancellation of lease	-	57,137
Prepaid expenses	-	(175,771)
Prepaid leases	(1,376,345)	-
Taxes payable	1,031,631	(1,034,267)
Purchase deposit and accounts payable to related party, net	101,505	(1,996,995)
Accounts payable and other accrued expenses	(239,579)	17,174
Advance from customers	(418,489)	-
Net cash provided by operating activities	13,790,611	12,132,421

Cash Flows From Investing Activities:
Acquisition of property, plant and equipment	(91,582)	(2,125,638)
Proceeds from disposal of acer truncatum bunge plants	-	2,129,638
Development cost of acer truncatum bunge planting	(651,092)	(4,457,916)
Net cash used in investing activities	(742,674)	(4,453,916)

Effect of exchange rate changes on cash and cash equivalents	(2,438,748)	781,409
Net increase in cash and cash equivalents	10,609,189	8,459,914
Cash and cash equivalents at beginning of period	25,353,360	10,308,622
Cash and cash equivalents at end of period	$35,962,549	$18,768,536

Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$-	$-
Income taxes	$3,342,017	$3,495,744

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

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of December 31, 2018 and the results of operations and cash flows for the periods ended December 31, 2018 and 2017. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and nine months ended December 31, 2018 are not necessarily indicative of the results to be expected for any subsequent periods or for the entire year ending March 31, 2019. The balance sheet on March 31, 2018 has been derived from the audited financial statements at that date.

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

Use of estimates
The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. Significant accounting estimates reflected in the Company's consolidated financial statements include: the valuation of inventory, the estimated useful lives and impairment of property, equipment, bearer plants, intangible assets, and the valuation of deferred tax assets.

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

The following exchange rates were used to translate the amounts from RMB into United States dollars ("USD$") for the respective periods:

	December 31,	December 31,
	2018	2017
Period End Exchange Rate (RMB/USD)	6.8632	6.5342
Average Period Exchange Rate (RMB/USD)	6.6989	6.709

Recent accounting pronouncements

The Company's management has evaluated all the recently issued accounting pronouncements during the quarter ended December 31, 2018 and does not believe that they will have a material effect on the Company's consolidated financial position and results of operations.

NOTE 3 - INVENTORY

The components of inventories were as follows:

	December 31,	March 31,
	2018	2018
Raw materials	$2,023,012	$233,138
Packaging materials	362,698	652,179
Work-in-process	277,078	686,234
Finished goods	916,703	811,831
Total Inventories	$3,579,491	$2,383,382

NOTE 4 - DEVELOPMENT COST OF ACER TRUNCATUM BUNGE PLANTING, NET

The components of development cost of acer truncatum bunge planting were as follows:

	December 31,	March 31,
	2018	2018
Development cost of acer truncatum bunge planting	$45,515,711	$48,984,881
Less: Accumulated amortization	(73,629)	-
Total Development cost of acer truncatum bunge planting, net	$45,442,082	$48,984,881

Development costs of acer truncatum bunge consist primarily of the purchase costs of the acer truncatum bunge trees, acer truncatum bunge planting fee, and the expenditures incurred for land leveling, irrigation, and fertilization. The costs are capitalized until acer truncatum bunge becomes commercially productive, at which time amortization is recognized using the straight-line method over the estimated economic useful life of the acer truncatum bunge, which is estimated to be 30 years. Since November 2018, approximately 4% of acer truncatum bunge trees became commercially productive, for which, an amortization expense of $75,435 was recognized.

NOTE 5 – PLANT, PROPERTY, AND EQUIPMENT, NET

 The components of property and equipment were as follows:

	December 31,	March 31,
	2018	2018
Machinery and equipment	$3,316,669	$3,594,861
Office equipment and automobiles	771,453	769,589
Building	12,466,550	13,606,722
Leasehold Improvements	3,885,230	4,240,568
Subtotal	20,439,902	22,211,740
Less: Accumulated depreciation and amortization	(5,947,625)	(5,418,327)
Total plant, property and equipment, net	$14,492,277	$16,793,413

The depreciation and amortization expense for the three months ended December 31, 2018 and 2017 was $325,040 and $336,599, respectively.

The depreciation and amortization expense for the nine months ended December 31, 2018 and 2017 was $1,007,443 and $951,711, respectively.

NOTE 6 - TAXES PAYABLE

Taxes payable at December 31, 2018 and March 31, 2018 were as follows:

	December 31,	March 31,
	2018	2018
Corporate income tax - foreign	$1,446,151	$519,875
Value-added tax - foreign	564,146	580,429
Other tax and fees - foreign	63,281	63,894
Total tax payable	$2,073,578	$1,164,198

NOTE 7 - INCOME TAXES

Spring Pharmaceutical and Landway Nano were incorporated in the United States of America and are subject to United States federal taxation. No provisions for income taxes have been made, as there was no taxable income from U.S. operations for the three and nine months ended December 31, 2018 and 2017. The Company has net loss carryforward of approximately $22,000, which will expire in 2037. The Company has set up 100% valuation allowance on deferred tax assets resulting from net operating loss incurred in the U.S.

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

Prior to the enactment of the Act, Shandong Spring intends to reinvest its earnings to further expand its businesses in mainland China, it does not intend to declare dividends to their immediate foreign holding companies in the foreseeable future. Accordingly, the Company has not recorded any deferred taxes in relation to US tax on the cumulative amount of undistributed retained earnings since January 1, 2008. Under the "#1703. Treatment of deferred foreign income upon transition to new participation exemption system-deemed repatriation" of the Act, U.S. shareholders owning at least 10% of a foreign subsidiary generally must include income, for the subsidiary's last tax year beginning before 2018, the shareholder's pro rata share of the accumulated post-'86 historical E&P of the foreign subsidiary as of the "measurement date" to the extent such E&P has not been previously subject to U.S. tax.  The Company assessed its income tax effects of the Act and concluded that it had no one-time transition tax liability on its cumulative amount of undistributed retained earnings since January 1, 2008 as the Company had enough foreign tax credits available to offset the resulting incremental tax.

The reconciliation of income tax expense at the U.S. statutory rate of 21% and 35% in 2018 and 2017, to the Company's effective tax rate is as follows:

	Nine Months Ended
	December 31,
	2018	2017

Tax at U.S. Statutory rate	$3,726,257	$4,244,578
Tax rate difference between China and U.S.	709,763	(1,212,737)
Effective tax	$4,436,020	$3,031,841

The provisions for income taxes are summarized as follows:

	Nine Months Ended
	December 31,
	2018	2017
Current	$4,335,642	$2,763,366
Deferred	100,378	268,475
Total	$4,436,020	$3,031,841

NOTE 8 - STOCKHOLDERS' EQUITY

On June 4, 2018, the Company issued 50,000 shares of common stock to a consultant for marketing consulting services, which were valued at $41,000 based on the quoted market price at issuance.

NOTE 9 - RELATED PARTY TRANSACTIONS AND BALANCES

Balances:

 (i)      Security deposit to related party:

The security deposit to related party of $1,457,046 represents the deposit paid to Shandong Yongchuntang Group Co., Ltd ("Shandong Yongchuntang") on January 4, 2017 for using the direct-sales license issued to Shandong Yongchuntang. The amount is non-interest bearing and not secured. Shandong Yongchuntang owns 3% of the equity of Shandong Spring.

(ii) Trade related balance with related party:

On December 31, 2018 and March 31, 2018, purchase deposit to related party of $1,195,399 and $1,412,864, respectively, pertains to a purchase deposit paid in respect of the purchase of healthcare products from Shandong Yongchuntang.

Transactions:

(i) Purchase from related party (See Note 10)

(ii) Sales to related party:

During the three and nine months ended December 31, 2018, the Company sold acer truncatum oil product to Shandong Yongchuntang for $271,415.

During the three and nine months ended December 31, 2017, the Company sold acer truncatum oil product to Shandong Yongchuntang for $131,906.

Contingency:

The Company is authorized by Shandong Yongchuntang to sell Shandong Yongchuntang's products using the direct-sales license issued to Shandong Yongchuntang.  As a condition for using the direct-sales license, the Company needs to make 20% sales increase each year based on 95% of sales in the year 2014.  If the Company cannot meet this sales target in any year from April 1, 2017 to June 30, 2020, a security deposit of approximately $1.5 million (RMB 10 million) will be used as an annual fee for using the direct-sales license.  There is a risk that the Company may fail to meet the sales target and may need to pay approximately $1.5 million (RMB 10 million) in the subsequent years.

NOTE 10 - MAJOR CUSTOMERS AND VENDOR

The Company sold products mostly through ten distributors during the three and nine months ended December 31, 2018 and 2017, respectively. Sales to five distributors represented 15%, 14%, 12%, 11%, and 11% of total sales for the three months ended December 31, 2018 and sales to five distributors represented 17%, 14%, 12%, 11%, and 11% of total sales for the three months ended December 31, 2017, respectively. The Company's sales through six distributors represented 16%, 14%, 12%, 11%, 11%, and 10% of total sales for the nine months ended December 31, 2018. Sales to four distributors represented 17%, 16%, 13%, and 12% of total sales for the nine months ended December 31, 2017.

The Company sold 12 and 11 products during the three months ended December 31, 2018 and 2017, respectively. Sales of three products represented 37%, 22%, and 11% of total sales for the three months ended December 31, 2018.  Sales of two products represented 38% and 24% of total sales for the three months ended December 31, 2017.

The Company sold 12 and 12 products during the nine months ended December 31, 2018 and 2017, respectively. Sales of three products represented 37%, 24%, and 12% of total sales for the nine months ended December 31, 2018. Sales of three products represented 41%, 17% and 10% of total sales for the nine months ended December 31, 2017.

The Company purchases certain of its products from Shandong Yongchuntang, a related party, according to the purchase contract signed between the Company and Shandong Yongchuntang. Pursuant to the contract dated February 20, 2017, the Company agreed to purchase nine products from Shandong Yongchuntang at fixed prices. On February 21, 2018, the Company further renewed the purchase contract with Shandong Yongchuntang for a term of one year ending on February 25, 2019.  Pursuant to this most recently renewed one-year contract, the Company continues to purchase the nine products from Shandong Yongchuntang at fixed prices without changes in any terms of the previous contract. Total purchases from Shandong Yongchuntang represented 36% and 33% of our total purchases during the three months ended December 31, 2018 and 2017, respectively.  The purchases from three other vendors represented 31%, 13%, and 10% of the Company's total purchases for the three months ended December 31, 2018. The purchases from three other vendors represented 33%, 13%, and 11% of the Company's total purchases for the three months ended December 31, 2017.

Total purchases from Shandong Yongchuntang represented 38% and 42% of our total purchases during the nine months ended December 31, 2018 and 2017, respectively.  The purchases from three other vendors represented 28%, 12%, and 11% of the Company's total purchases for the nine months ended December 31, 2018. The purchases from two other vendors represented 25% and 14% of the Company's total purchases for the nine months ended December 31, 2017.

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

Since July 2015, the Company has also produced acer truncatum bunge seed oil and sold the product to customers through an Internet direct sales system operated by the Company pursuant to an agreement with Shandong Yongchuntang. Prior to the quarter ended December 31, 2018, the acer truncatum bunge seed oil is extracted from acer truncatum pods that were purchased from third party vendors. Since November 2018, approximately 4% of our acer truncatum bunge trees became commercially productive, and the rest of the acer truncatum bunge trees are expected to become commercially productive during the next two to three years. Since November 2018, we started to use our self-grown acer truncatum pods in production of acer truncatum bunge seed oil. The Company currently has a 5,880 mu (approximately 2,324.77 acres) acer truncatum bunge plantation base coupled with modern production facilities. We believe it is the only company in China able to achieve industrial-scale production and vertically integrated capability for acer truncatum bunge seed oil products.

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

Results of Operations

The following table sets forth information from our statements of comprehensive income for the three months ended December 31, 2018 and 2017, in dollars:

	Three Months Ended
	December 31,		$	%
	2018	2017	Change	Change
Sales	19,494,574	17,211,156	2,283,418	13.3%
Cost of Goods sold	10,674,733	10,422,916	251,817	2.4%
Gross Profit	8,819,841	6,788,240	2,031,601	29.9%
Operating Expenses	2,887,504	3,004,242	(116,738)	(3.9)%
Operating Income	5,932,337	3,783,998	2,148,339	56.8%
Interest Income	35,141	32,376	2,765	8.5%
Income Tax Provision	1,491,869	954,093	537,776	56.4%
Net Income	4,475,609	2,862,281	1,613,328	56.4%
Comprehensive Income	4,753,765	4,419,291	334,474	7.6%

The following table sets forth information from our statements of comprehensive income for the nine months ended December 31, 2018 and 2017, in dollars:

	Nine Months Ended
	December 31,		$	%
	2018	2017	Change	Change
Sales	59,068,360	48,212,805	10,855,555	22.5%
Cost of Goods sold	33,259,278	29,521,454	3,737,824	12.7%
Gross Profit	25,809,082	18,691,351	7,117,731	38.1%
Operating Expenses	8,175,186	7,225,755	949,431	13.1%
Operating Income	17,633,896	11,465,596	6,168,300	53.8%
Interest Income	110,186	88,678	21,508	24.3%
Gain on Disposal of Acer Truncatum Bunge Plants	-	573,092	(573,092)	(100.0)%
Income Tax Provision	4,436,020	3,031,841	1,404,179	46.3%
Net Income	13,308,062	9,095,525	4,212,537	46.3%
Comprehensive Income	3,923,740	14,216,835	(10,293,095)	(72.4)%

Revenue

During the three months ended December 31, 2018, we realized $19,494,574 in revenue, representing an increase of 13.3% or $2,283,418 as compared to $17,211,156 for the same period in 2017.  The actual increase in revenue in RMB was 18.2% as compared to the same period in 2017, but 4.9% of the increase was offset by lower USD converted from RMB due to an RMB depreciation that occurred during the quarter ended December 31, 2018, compared with the same period in 2017. The 18.2% revenue increase was due to the increased sales of acer truncetum bunge seed oil, Huoliyan Capsules, and health care products. During the nine months ended December 31, 2018, we realized $59,068,360 in revenue, representing an increase of 22.5% or $10,855,555 as compared to $48,212,805 for the same period.  The 22.5% revenue increase was due to the increased sales of acer truncetum bunge seed oil, Huoliyan Capsules, and health care products.

Part of our revenues was generated by us as the distributor for the health care products manufactured by Shandong Yongchuntang. We purchase the products from Shandong Yongchuntang, a related party, according to the purchase contract signed between the Company and Shandong Yongchuntang. Pursuant to the renewed one-year contract dated February 20, 2017, the Company agreed to purchase nine products from Shandong Yongchuntang at fixed prices. On February 21, 2018, the Company further renewed the purchase contract with Shandong Yongchuntang for a term of one year ending on February 25, 2019 with no change of terms or conditions.  During the three months ended December 31, 2018, 36.7% of our total revenue was generated as the distributor of Shandong Yongchuntang, compared to 38.4% during the three months ended December 31, 2017.  During the nine months ended December 31, 2018, 37.4% of our total revenue was generated as the distributor of Shandong Yongchuntang, compared to 41.4% during the nine months ended December 31, 2017.

For the three months ended December 31, 2018, our revenue from sales of the health care products of $7,155,248 represented an increase of 8.4% or $551,817 as compared to $6,603,43 for the same period in 2017.  The actual increase in revenue in RMB was 13.4% as compared to the same period in 2017, but 5.0% of the increase was offset by lower USD converted from RMB due to an RMB depreciation that occurred during the quarter ended December 31, 2018, compared with the same period in 2017. For the nine months ended December 31, 2018, our revenue from sales of the health care products of $22,083,992 represented an increase of 10.6% or $2,116,362 as compared to $19,967,630 for the same period in 2017.  The increase in sales of the health care products was primarily due to the growth of our customer basis and the internet direct-sales.

The sales of the Huoliyuan Capsule accounted for 37.2% of our revenue during the three months ended December 31, 2018, compared to 37.7% during the three months ended December 31, 2017.  The sales of the Huoliyuan Capsule accounted for 37.2% of our revenue during the nine months ended December 31, 2018, compared to 41.0% during the nine months ended December 31, 2017.  The sales of the Huoliyuan Capsule in the three months ended December 31, 2018 was $7,254,353, an increase of 11.7% or $ 759,359 as compared to the same period for the prior year. However, the actual sales in RMB for the three months ended December 31, 2018 increased by 16.8% compared to the same period in 2017 but 5.1% of the increase was offset by lower USD converted from RMB due to an RMB depreciation that occurred during the quarter ended December 31, 2018, compared with the same period in 2017. The increase in sales of Huoliyuan Capsule was primarily due to the increase of our market share. The sales of the Huoliyuan Capsule in the nine months ended December 31, 2018 was $21,951,689, an increase of 11.2% or $2,205,284 as compared to the same period for the prior year. The increase in sales of Huoliyuan Capsule was primarily due to the increase of our market share.

During the three months ended December 31, 2018, 26.1% of our total revenue was generated from the sales of acer truncatum oil products, compared to 23.9% during the same period in 2017. During the three months ended December 31, 2018, the sales of acer truncatum bunge seed oil was $5,084,973, representing an increase of 23.6% or $ 972,242 compared to $4,112,731 for the same period in 2017. The actual increase in revenue in RMB was 28.2% as compared to the same period in 2017, but 4.6% of the increase was offset by lower USD converted from RMB due to an RMB depreciation that occurred during the quarter ended December 31, 2018, compared with the same period in 2017. During the nine months ended December 31, 2018, 25.4% of our total revenue was generated from the sales of acer truncatum oil products, compared to 17.6% during the same period in 2017. During the nine months ended December 31, 2018, the sales of acer truncatum bunge seed oil was $15,032,679, representing an increase of 76.9% or $6,533,909 compared to $8,498,770 for the same period in 2017. The large increase in sales of acer truncatum seed oil products was primarily due to the continuing promotion of our acer truncatum bunge seed oil by organizing conferences to introduce the features and benefits of the product to our distributors and customers.

The following is the sales breakdown by products during the three months ended December 31, 2018 and 2017:

	For the Three Months Ended December 31,
	2018		2017
Health care supplements	7,155,248	36.7%	6,603,431	38.4%
Drugs (Huoliyuan capsule)	7,254,353	37.2%	6,494,994	37.7%
Acer truncatum oil	5,084,973	26.1%	4,112,731	23.9%
Total	19,494,574	100.0%	17,211,156	100.0%

The following is the sales breakdown by products during the nine months ended December 31, 2018 and 2017:

	For the Nine Months Ended December 31,
	2018		2017
Health care supplements	22,083,992	37.4%	19,967,630	41.4%
Drugs (Huoliyuan capsule)	21,951,689	37.2%	19,746,405	41.0%
Acer truncatum oil	15,032,679	25.4%	8,498,770	17.6%
Total	59,068,360	100.0%	48,212,805	100.0%

Cost of Goods Sold

Our cost of goods sold were comprised primarily of the cost of finished goods we purchased from Shandong Yongchuntang, the raw materials of our self-grown acer truncatum pods and pods that we purchased from third party vendors, and the manufacturing costs of acer truncatum bunge seed oils and Huoliyuan Capsules. Prior to the quarter ended December 31, 2018, all of the acer truncatum pods that that can be used to produce acer truncatum bunge seed oils were purchased from third party vendors. Starting from November 2018, approximately 4% of the Company’s acer truncatum bunge trees became commercially productive and we started to produce acer tuncatum bunge seed oils using our self-grown pods during the quarter ended December 31, 2018.  For Company produced acer truncatum bunge seed oils using the self-grown pods, after a portion of the acer truncatum bunge trees become commercially productive, the acer truncatum bunge pods production costs relating to such portion including amortization of development cost, harvest cost, and transportation cost are recognized as raw material inventories. The cost of finished goods is recognized as cost of sales when this portion of the acer truncatum bunge seed oil product is sold.

The cost of manufacturing the Huoliyuan Capsules was approximately 47.5% and 43.3% of the total cost of goods sold during the three months ended December 31, 2018 and 2017, respectively.  The cost of manufacturing the Huoliyuan Capsule was approximately 46.4% and 46.5% of the total cost of goods sold during the nine months ended December 31, 2018 and 2017, respectively. The cost of manufacturing acer truncatum bunge seed oil was approximately 15.2% and 21.6% of the total cost of goods sold during the three months ended December 31, 2018 and 2017, respectively. The cost of manufacturing acer truncatum bunge seed oil was approximately 16.6% and 16.0% of the total cost of goods sold during the nine months ended December 31, 2018 and 2017, respectively.

During the three months ended December 31, 2018, our cost of goods sold totaled $10,674,733, representing an increase of $251,817 or 2.4 % as compared to $10,422,916 during the three months ended December 31, 2017. However, the 2.4% increase in cost was a net result of the actual increase in cost and the depreciation of RMB. There was 6.8% actual increase in cost in RMB but 4.4% of the increase was caused by lower USD converted from RMB due to a RMB depreciation occurred during the three months ended December 31, 2018, compared with the same period in 2017. The 6.8% increase in cost was due to the increased sales of the acer truncetum bunge seed oils, Huoliyuan capsules, and the health care products, and offsetting by the decreased production cost of acer truncetum bunge seed oil due to using of self-grown acer truncatum pods with cost lower than the pods purchased from market.  The percentages of the cost of goods sold to total revenues decreased from 60.6% for the three months ended December 31, 2017 to 54.8% for the three months ended December 31, 2018. The decrease in the percentages of the costs of goods sold to total revenues was primarily due to the decreased raw material, packaging and manufacturing cost for acer truncatum bunge seed oil products.

During the nine months ended December 31, 2018, our cost of goods sold totaled $33,259,278, representing an increase of $3,737,824 or 12.7% as compared to $29,521,454 during the nine months ended December 31, 2017. The percentages of the cost of goods sold to total revenues decreased from 61.2% for the nine months ended December 31, 2017 to 56.3% for the nine months ended December 31, 2018. The decrease in the percentages of the costs of goods sold to total revenues was primarily due to the decreased raw material, packaging and manufacturing cost for acer truncatum bunge seed oil products.

Gross Profit

Gross profit for the three months ended December 31, 2018 was $8,819,841, an increase of 29.9% or $2,031,601 as compared to the same period for the prior year. The overall gross profit as a percentage of net revenues was approximately 45.2% for the three months ended December 31, 2018, increased from 39.4% for the same period of 2017.  The gross profit as percentage of net revenues for the health care products was approximately 44.4% for the three months ended December 31, 2018, a slight decrease from 44.5% for the same period of 2017.  The gross profit as percentage of net revenues for Huoliyuan Capsules was approximately 30.1% for the three months ended December 31, 2018, a slight decrease from 30.6% for the same period of 2017. The gross profit as percentage of net revenues for acer truncatum bunge seed oil was approximately 68.1% for the three months ended December 31, 2018, a large increase from 45.4% for the same period of 2017. The higher gross profit as percentage of net revenue for the acer truncatum bunge seed oil during the three months ended December 31, 2018 was primarily due to the decreased raw material, packaging and manufacturing cost for acer truncatum bunge seed oil products.

The comparison of the gross profits for the three months ended December 31, 2018 and 2017 as follows:

	December 31, 2018	Gross Profit Margin	December 31, 2017	Gross Profit Margin	Change in $	Variance
Health care supplements	3,176,274	44.4%	2,935,950	44.5%	240,324	8.2%
Drugs (Huoliyuan capsule)	2,182,421	30.1%	1,986,669	30.6%	195,752	9.9%
Acer truncatum oil	3,461,146	68.1%	1,865,621	45.4%	1,595,525	85.5%
Total	8,819,841	45.2%	6,788,240	39.4%	2,031,601	29.9%

Gross profit for the nine months ended December 31, 2018 was $25,809,082, an increase of 38.1% or $7,117,731 as compared to the same period for the prior year. The overall gross profit as a percentage of net revenues was approximately 43.7% for the nine months ended December 31, 2018, increased from 38.8% for same period of 2017. The gross profit as percentage of net revenues for the health care products was approximately 44.4% for the nine months ended December 31, 2018, a slight decrease from 44.6% for the same period of 2017.  The gross profit as percentage of net revenues for Huoliyuan Capsules was approximately 29.6% for the nine months ended December 31, 2018, a slight decrease from 30.4% for the same period of 2017. The gross profit as a percentage of net revenues for acer truncatum bunge seed oil was approximately 63.2% for the nine months ended December 31, 2018, a large increase from 44.5% for the same period of 2017.  The higher gross profit as percentage of net revenue for the acer truncatum bunge seed oil during the nine months ended December 31, 2018 was primarily due to the decreased raw material, packaging and manufacturing cost for acer truncatum bunge seed oil products.

The comparison of the gross profits for the nine months ended December 31, 2018 and 2017 as follows:

	December 31, 2018	Gross Profit Margin	December 31, 2017	Gross Profit Margin	Change in $	Variance
Health care supplements	9,799,990	44.4%	8,900,597	44.6%	899,393	10.1%
Drugs (Huoliyuan capsule)	6,507,240	29.6%	6,008,881	30.4%	498,359	8.3%
Acer truncatum oil	9,501,852	63.2%	3,781,873	44.5%	5,719,979	151.2%
Total	25,809,082	43.7%	18,691,351	38.8%	7,117,731	38.1%

Research and Development Expenses

Our R&D expenses for the three months ended December 31, 2018 were $297,089 or approximately 1.5% of total corresponding revenue, an increase of $16,860 or 6.0%, as compared to $280,229 or approximately 1.6% of total corresponding revenue for the three months ended December 31, 2017.  Our R&D expenses for the nine months ended December 31, 2018 were $688,246 or approximate 1.2% of total corresponding revenue, an increase of $281,606 or 69.3%, as compared to $406,640 or approximately 0.8% of total corresponding revenue for the nine months ended December 31, 2017. The increase in R&D expenses was primarily due to the increased cost of the materials used by the R&D department.

Our long-term goal is to utilize advanced biological technology to refine and extract the beneficial compounds in plants that have traditionally been known to have medicinal benefits, primarily gingko and acer trunkatum bunge plants. As of December 31, 2018, we had 27 employees in R&D department.

Operating expenses

Our selling expenses consist primarily of sales commissions, advertising and promotion expenses, freight charges and related compensation. Our selling expenses for the three months ended December 31, 2018 were $1,278,446 or 6.6% of our total revenue for the period, representing a decrease on the percentage of total revenue from 7.4% for the prior year's quarter ended December 31, 2017 due to the decrease of advertising and promotion expenses. Our selling expenses for the three months ended December 31, 2018 decreased $98 as compared to the same period in the prior year. However, the actual selling expenses in RMB increased by 4.5% as compared to the same period in 2017, but 4.5% of the increase was offset by lower USD converted from RMB due to an RMB depreciation that occurred during the quarter ended December 31, 2018, compared with the same period in 2017. The increase in selling expenses was primarily due to the increase in shipping cost and sales commission as a result of increased sales offsetting by the decrease in advertising and promotion expenses.

Our selling expenses for the nine months ended December 31, 2018 were $3,982,927 or 6.7% of our total revenue for the period, representing a slight decrease on the percentage of total revenue from 7.5% for the prior year's nine months ended December 31, 2017 due to decrease of advertising and promotion expenses. Our selling expenses for the nine months ended December 31, 2018 increased by 10.7% or $385,944 as compared to the same period in the prior year. The increase in selling expenses was primarily due to the increase in shipping cost and sales commission as a result of increased sales offsetting by the decrease in advertising and promotion expenses.

Our G&A expenses for the three months ended December 31, 2018 were $1,311,969 or 6.7% of our total revenue for the period, representing a decrease on the percentage of total revenue from 8.4% for the prior year's quarter ended December 31, 2017.  Our G&A expenses for the three months ended December 31, 2018 decreased by 9.2% or $133,500 as compared to the same period in the prior year.  There was only 6.5% actual decrease in G&A expense in RMB but additional 2.7% decrease was caused by lower USD converted from RMB due to RMB depreciation occurred during the three months ended December 31, 2018, compared with the same period in 2017. The 6.5% decrease in G&A expenses was primarily due to the decrease in legal fees and social security payments offsetting by the increase in consulting fees.

Our G&A expenses for the nine months ended December 31, 2018 were $3,504,013 or 5.9% of our total revenue for the period, representing a decrease on the percentage of total revenue from 6.7% for the prior year's nine months ended December 31, 2017.  Our G&A expenses for the nine months ended December 31, 2018 increased by 8.7% or $281,881 as compared to the same period in the prior year. The increase in G&A expenses was primarily due to the increase in depreciation and amortization expenses, and legal and consulting fees offsetting by the decrease in social security payments.

Net Income

As a result of the above, during the three months ended December 31, 2018, we realized net income of $4,475,609, representing a 56.4% or $1,613,328 increase, compared to $2,862,281 during the three months ended December 31, 2017. The increase was mainly due to the higher revenue from sales of acer truncatum bunge seed oil, Huoliyuan capsules, and health care supplement and the lower production cost for acer truncatum bunge seed oil.

During the nine months ended December 31, 2018, we realized net income of $13,308,062, representing a 46.3% or $4,212,537 increase, compared to $9,095,525 during the nine months ended December 31, 2017. The increase was mainly due to the higher revenue from sales of all products and the lower production cost for acer truncatum bunge seed oil.

Income Taxes

Income tax expense increased by $537,776 during the three months ended December 31, 2018, as compared to the prior year's quarter ended December 31, 2017, as a result of the increase in income from operation.

Income tax expense increased by $1,404,179 during the nine months ended December 31, 2018, as compared to the nine months ended December 31, 2017, as a result of the increase in income from operations.

Comprehensive Income (Loss)

Our business operates entirely in Chinese RMB, but we report our results in our SEC filings in USD. The conversion of our accounts from RMB to USD results in translation adjustments, which are reported as a middle step between net income and comprehensive income. The net income is added to the retained earnings on our balance sheet while the translation adjustment is added to a line item on our balance sheet labeled "Accumulated other comprehensive income (loss)," since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business. During the three months ended December 31, 2018, the effect of converting our financial results to USD was income of $278,156 to our other comprehensive income, as compared to an income of $1,557,010 during the three months ended December 31, 2017 as a result of the currency exchange rate fluctuation.

During the nine months ended December 31, 2018, the effect of converting our financial results to USD was a loss of $9,384,322 to our other comprehensive income, as compared to income of $5,121,310 during the nine months ended December 31, 2017 as a result of the currency exchange rate fluctuation.

Noncontrolling interest

On March 18, 2017, Shandong Yongchuntang became a 3% shareholder of Shandong Spring.  During the three months ended December 31, 2018 and 2017, $142,613 and $132,578 of comprehensive income was attributable to Shandong Yongchuntang, respectively.

During the nine months ended December 31, 2018 and 2017, $117,713 and $425,325 of comprehensive income was attributable to Shandong Yongchuntang, respectively.

Liquidity and Capital Resources

Our principal sources of liquidity were generated from our operations. As of December 31, 2018, we had $39,595,713 in working capital, an increase of $11,512,775 or 41.0% as compared to $28,082,938 in working capital as of March 31, 2018. Based on our current operating plan, we believe that existing cash and cash equivalents balances, and the funds to be generated by operations will be sufficient to meet our working capital and capital requirements for our current operations for at least the next 12 months. Our operations produced positive cash flow of $13,790,611 during the nine months ended December 31, 2018. We expect our marketing activities to continue to help generate positive cash flow.  The operations of our own manufacturing since fiscal year 2010 and the development of our own acer truncatum bunge planting bases have put some pressure on our cash flow. We may be required to seek additional capital and reduce certain spending as needed on an on-going basis. There can be no assurance that any additional financing will be available on acceptable terms.

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

The following table sets forth a summary of our cash flows for the periods indicated:

	For the Nine Months Ended December 31,
	2018	2017	Change in $	Change in %
Net cash provided by operating activities	$13,790,611	$12,132,421	1,658,190	13.7%
Net cash used in investing activities	$(742,674)	$(4,453,916)	3,711,242	(83.3)%
Effect of exchange rate change on cash and cash equivalents	$(2,438,748)	$781,409	(3,220,157)	(412.1)%
Net increase in cash and cash equivalents	$10,609,189	$8,459,914	2,149,275	25.4%
Cash and cash equivalents, beginning balance	$25,353,360	$10,308,622	15,044,738	145.9%
Cash and cash equivalents, ending balance	$35,962,549	$18,768,536	17,194,013	91.6%

Operating Activities

Net cash provided by operating activities was $13,790,611 for the nine months ended December 31, 2018, which was an increase of 13.7% or $1,658,190 from the $12,132,421net cash provided by operating activities for the same period of the prior year. The increase primarily resulted from increased cash inflow from net income and the decreased cash outflow from increased balance in tax payable and accounts payable to related party offset by increased cash outflow from increased balance in inventory, prepaid leases and decreased balance in accounts payable and advance from customers.

Investing Activities

During the nine months ended December 31, 2018, our net cash used in investing activities was $742,674, as compared to $4,453,916 of net cash used for the nine months ended December 31, 2017. The cash used in investing activities for the nine months ended December 31, 2018 of $742,674 was primarily attributable to the capital expenditures of $651,092 in acer truncatum bunge planting and the acquisition of property, plant and equipment of $91,582.

During the nine months ended December 31, 2017, our net cash used in investing activities was $4,453,916. The cash used in investing activities for the nine months ended December 31, 2017 of $4,453,916 was primarily attributable to the acquisition of property, plant and equipment of $2,125,638, and capital expenditures of $4,457,916 in acer truncatum bunge planting, and offsetting by a cash receipt of $2,129,638 from the disposal of acer truncatum bunge plants.

Financing Activities

No net cash was generated or used by financing activities over the three and nine months ended December 31, 2018 and 2017.

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

Changes in Internal Controls

The term "internal control over financial reporting" (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated any changes in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2018, and they have concluded that there was no change to the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Date: February 14, 2019

/s/ Tinghe Yan
 Tinghe Yan, Chief Executive Officer (Principal Executive Officer)

/s/ Chuanmin Li
 Chuanmin Li, Chief Financial Officer (Principal Financial Officer)